Form 10KSB
period 2003-05-31
STERLING GROUP VENTURES INC
filed 2003-08-28
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended MAY 31, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____ to _______

Commission file number: 333-97187

STERLING GROUP VENTURES, INC.
(Exact name of small business issuer in its charter)

Nevada	72-1535634
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

12880 Railway Avenue, Unit 35
Richmond, British Columbia	V7E 6G4
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (604) 644-5139

Securities Registered Under Section 12(b) of the Exchange Act:
None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Check if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes ☒ No ☐

State Issuer's revenues for its most recent fiscal year: $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: 5,300,000 common shares at $0.05 (1) = $265,000. (1) price at which the common equity was being offered for sale.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 10,300,000 common shares issued and outstanding as of July 31, 2003

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

Item 1. Description of Business.

Cautionary Statement Regarding Forward-Looking Statements

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “CA $” refer to

Canadian Dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Sterling" mean Sterling Group Ventures, Inc., unless otherwise indicated.

Sterling is an exploration stage company. There is no assurance that commercially viable mineral deposits exist on the claims that we have under option. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the claims is determined.

Business Development During Last Three Years

We were incorporated in the state of Nevada on September 13, 2001. Since our incorporation, we have been in the business of the exploration and development of a mineral property. Our mining property consists of four mineral claims situated in north-western, British Columbia. These claims comprised approximately 250 acres in size. Our property is without known reserves and our program is exploratory in nature. We have not completed any exploration on our property but plan on completing the projected exploration program in the late Summer to Fall of 2003. We have not been involved in any bankruptcy, receivership or similar proceeding nor has there been any material reclassification or merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business

Our Current Business

We were incorporated in the State of Nevada on September 13, 2001 and established a fiscal year end of May 31. We are a start-up, exploration stage company engaged in the search for gold and related minerals; we have not yet generated or realized any revenues from our business operations. Our statutory registered agent's office is located at 251 Jeanell Drive, No. 3, Carson City, Nevada 89703 and our business office is located at 12880 Railway Avenue, Unit 35, Richmond, British Columbia, Canada V7E 6G4. Our telephone number is (604) 644-5139.

Our office facilities are currently provided to us by Brian Doutaz, one of our directors and our President, without charge, but such arrangement may be cancelled at anytime without notice. As our business activities continue, we anticipate that we will be required to pay a pro rata share of the rent incurred for the facilities that we occupy. Specific direct expenses incurred such as telephone and secretarial services will be charged back to Sterling at cost on a periodic basis.

On May 17, 2002, Brian C. Doutaz, our President and a member of the board of directors, acting as Trustee on our behalf, optioned one mineral property containing four mining claims in British Columbia, Canada by entering into an Option To Purchase And Royalty Agreement and Amendment thereof dated August 31, 2002 with Mayan Minerals Ltd., the beneficial owner of the claims, title of which is held by Angel Jade Mines Ltd., each being private arms-length British Columbia companies, to acquire the claims by making certain expenditures and carrying out certain exploration work on the claims. A Trust Agreement and Amendment thereof between Sterling and Mr. Doutaz was established to avoid having to pay additional fees and establish a subsidiary at this early stage of our corporate development.

Under the terms of the Option Agreement and the Amendment thereof, Mayan granted to Sterling the sole and exclusive right and option to acquire an undivided 100 percent of the right, title and interest of Mayan in the claims, subject to Mayan receiving annual payments and a royalty, in accordance with the terms of the Agreement, as follows:

1.	Sterling must pay Mayan $60,000 (CA $100,000) by January 1, 2004;
2.	Sterling must incur exploration expenditures on the claims of a minimum of $25,000 (CA $41,000) by August 31, 2003;
3.	Sterling must incur exploration expenditures on the claims of a further $60,000 (CA $100,000) by August 31, 2004; and
4.	Upon exercise of the Option, Sterling is required to pay to Mayan, commencing January 1, 2005, the sum of $60,000 (CA $100,000) per annum.

If the results of the first phase of exploration are unsuccessful, we will terminate the Option To Purchase And Royalty Agreement and will not be obligated to make the above or any subsequent payments. Similarly, if the results of the second phase are unsuccessful, we will terminate the Option To Purchase And Royalty Agreement.

The claims are held under a Trust Agreement and Amendment thereof by Mr. Doutaz on behalf of Sterling. The terms of the Agreement are as follows:

1.	the Trustee is willing and legally capable of acting as a trustee for Sterling to hold the mineral claims on behalf of Sterling until such time as the initial three phase exploration program is completed and Sterling is properly able to evaluate the merits of owning the claims in its own name or that of a subsidiary;
2.	the Agreement will terminate on:
	(a)	January 01, 2006, unless on or before that date, Sterling terminates in writing the Option To Purchase And Royalty Agreement
	(b)	the date on which Sterling incorporates a British Columbia subsidiary to hold Sterling’s interest in the claims and transfers such interest to the subsidiary.

There are no penalties or conditions precedent if the Trust Agreement is terminated early.

To date we have not performed any work on the claims. To date we have spent $332.00 on research and development activities such sum being paid for the printing and minor re-drafting of the Geological Report On The Bell 1-4 Mineral Claims which was originally written for another company. The report was presented to Mr. Doutaz for review without contractual obligations.

Item 2. Property

Overview

The claims were originally staked in 1986 for Angel Jade. Angel Jade holds the mining rights to the claims which thereby gives them or their designated agent, the rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward.

The names, tenure numbers, date of recording and expiration date of our four claims which total approximately 250 acres is as follows:

Claim Name	Tenure Number	Recording Date	Expiry Date
Bell 1	362113	April 24, 1998	April 24, 2004
Bell 2	362114	April 24, 1998	April 24, 2004
Bell 3	362115	April 24, 1998	April 24, 2004
Bell 4	362116	April 24, 1998	April 24, 2004

The claims are located approximately 25 miles south west of Telkwa, B.C., at 54º 37' north latitude and 127º 40' west longitude, one-half mile north of Milk Creek, at an approximate median elevation of six thousand feet. Access can be obtained by four-wheel drive vehicle from Telkwa along the B.C. Hydro power line access road that extends through Telkwa Pass. The centre of the claims lies approximately one mile west of the 25-mile point from Telkwa. Access can also be gained by helicopter from Smithers, B.C., approximately 30 miles.

Information regarding the claims can be determined by reviewing the British Columbia government website located at http://www.gov.bc.ca/em . This website contains a detailed description of the rock formation and mineralization of all staked lands in British Columbia. The information can be viewed by clicking on “The Map Place”, then, after downloading “Autodesk Mapguide”, by clicking on “Available Maps” and then “Mineral Titles Map”. You can then enter in one of our four claim tenure numbers in the “Zoom GoTo” search window to view the area of our claims. For title information you can go back to the “Mineral Titles Map” in the lower window, under the heading “Contents”, then “Database Searches”, click on “Tenure Number” and enter one of the four claim tenure numbers as indicated above to view the Mineral Titles Tenure Detail. This website database contains a detailed description of the rock formation, mineralization and ownership of all staked lands in British Columbia.

To keep the claims in good standing, such that they do not expire on the dates indicated in the paragraph above, we must begin exploration on or before April 24, 2004 or pay $150 per claim to prevent the claims from reverting to the Crown.

Our Proposed Exploration Program – Plan of Operation

Our business plan is to proceed with initial exploration of the claims to determine if there are commercially exploitable deposits of gold and silver. Mr. R.T. Heard, P. Eng., authored the “Geological Report On The Bell 1-4 Minerals Claims” (the “Report”), dated May 31, 2002 in which is recommended a three phase exploration program to properly evaluate the potential of the claims. We must conduct exploration to determine what minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

Mr. Heard is a registered Professional Engineer in good standing in the Association of Professional Engineers and Geoscientists of British Columbia. He is a graduate of Haileybury School of Mines, (1958) and of the Montana College of Mineral Science and Technology, Butte, Montana. He holds a B. Sc. in Geological Engineering, (1971) and has practiced his profession as an Exploration Geologist for more than 40 years and as a Professional Engineer for 28 years.

We anticipate that phase 1 of the recommended geological exploration program will cost $25,000 (CA $41,000), based on the Report and is a reflection of local costs for the specified type of work. This cost is made up of wages and fees, grid materials (pickets, paint, flagging etc.), helicopter and EM survey costs, diamond drilling, geological and geochemical supplies, assaying, camp equipment and operation costs.

It is our intention to retain the services of Mr. Heard to complete the first phase of the work program when we commence work on the claims in late Summer, 2003. We will assess the results of upon receipt of Mr. Heard’s final report. The cost estimates for this and other phases of the program are based on Mr. Heard’s recommendations and reflect local costs for this type of work.

Phase 2 will not be carried out until the Summer of 2004 and will be contingent upon favourable results from phase 1 and any specific recommendations. It will be directed towards continuation of the diamond drilling. The second phase may require up to two weeks work and will cost approximately $60,000 (CA $100,000) comprised of wages, fees and camp operations, diamond drilling assays and related. The cost estimate is based on the Report and is a reflection of local costs for the specified type of work. A further three months may be required for analysis and the preparation of a report and evaluation on the work accomplished.

Competitive Factors

The gold mining industry is highly fragmented. We are competing with many other exploration companies looking for gold and silver. We are among the smallest exploration companies in existence and are an infinitely small participant in the gold mining business which is the foundation of the founding and early stage development of the mining industry. While we generally compete with other exploration companies, there is no competition for the exploration or removal of minerals from our claims. Readily available gold and silver markets exist in Canada and around the world for the sale of gold and silver. Therefore, we will likely be able to sell any gold and silver that we are able to recover.

Regulations

Our mineral exploration program is subject to the Mineral Tenure Act (British Columbia) and Regulation. This act sets forth rules for locating claims, posting claims, working claims, and reporting work performed

We are also subject to the British Columbia Mineral Exploration Code (the “Code”) which tells us how and where we can explore for minerals. We must comply with these laws in order to operate our business. The purpose of the Code is to assist persons who wish to explore for minerals in British Columbia to understand the process whereby exploration activities are permitted and regulated. The Code establishes province wide standards for mineral exploration and development activities. The Code also manages and administers exploration and development activities to ensure maximum extraction with a minimum of environmental disturbance.

Compliance with these rules and regulations will require us to meet the minimum annual work requirements. Also, prior to proceeding with any exploration work subject to the Code we must apply for a notice of work permit. In this notice we will be required to set out the location, nature, extent and duration of the proposed exploration activities. This notice is submitted to the British Columbia Regional Office of the Mines Branch, Energy Division.

In order to explore for gold and silver on our claims we must submit the plan contained in this report for review and pay a fee of $90 (CA $150). We believe that the plan as contained in this report will be accepted and an exploration permit will be issued. The exploration permit is the only permit or license we will need to explore for gold and silver on our claims.

At the date of this report, no permit has been granted and we have not applied for any permits or approvals. Prior to the planned commencement of the phase I work program, application will be made for the required notice of work permit. The permit application process is largely an administrative act that does not involve a review of the merits of the application. It is generally completed within two weeks of application.

Compliance with these rules and regulations will not affect our operations.

Environmental Law

We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting health and safety, archaeological sites and exploration access. We are responsible to provide a safe working environment, to not disrupt archaeological sites and to conduct our activities to prevent unnecessary damage to the claims.

We anticipate no discharge of water into active streams, creeks, rivers, lakes or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and trenches will be recovered prior to abandonment of the claims. No costs are anticipated in order to comply with any environmental laws. As the planned phase I work program involves minimal disturbance of the environment at this early stage of the exploration, we do not anticipate facing any costs or expect to face problems complying with the environmental regulations. In addition, all of the equipment to be employed on the project will be in compliance with environmental standards used and accepted by the industry and all of the employees on the site will have significant experience in the outdoors and will be cognizant of their responsibilities to the environment.

We are in compliance with the foregoing act and will continue to comply with the act in the future. We believe that compliance with the act will not adversely affect our business operations.

Employees

Initially, we intend to use the services of subcontractors for manual labour exploration work on our properties and Mr. R.T. Heard, to manage the exploration program as outlined in his Report. Our only on-site employee will be Brian C. Doutaz, a senior officer and director. We intend to hire geologists, engineers and excavation subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of them although it is our intention to retain Mr. Heard as senior geological consultant. We do not intend to initiate negotiations or hire anyone until we receive proceeds from our offering.

At present, we have no employees, other than Messrs. Doutaz and Hutchison, our officers and directors. Messrs. Doutaz and Hutchison do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

Item 3. Legal Proceedings

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Submissions of Matters to a Vote of Security Holders

Within the current fiscal year, no matters have been submitted to a vote of security holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Overview

We have made application to have our common shares quoted on the OTC Bulletin Board under CUSIP number 85932R 10 4. A symbol has not yet been assigned by the NASD. There is currently no public trading market for our common stock.

Our common shares are issued in registered form. Pacific Stock Transfer Company is the registrar and transfer agent for our common shares and is located at 500 East Warms Springs Road, Las Vegas, Nevada 89119 (Telephone: (702) 361-3033; Facsimile: (702) 433-1979).

On July 31, 2003, the shareholders' list of our common shares showed 12 registered shareholders and 10,300,000 shares outstanding. We have researched indirect holdings registered to the various depository institutions and stock brokerage firms, and estimate that there nil (0) additional beneficial shareholders beyond the 12 registered shareholders as of July 31, 2003.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Equity Compensation Plan Information

No stock options or have been issued and there are no outstanding stock options and Sterling does not have any stock option plans under consideration.

Recent Sales of Unregistered Securities

In connection with the early development of Sterling, we issued a total of 10,300,000 shares of our common stock. We issued 5,000,000 shares to our founder and president, Brian C. Doutaz under Section 4(2) of the Act and we issued 5,300,000 shares to 11 individuals pursuant to Section 504D of the Securities Act of 1933, as amended (the “Act”). None of the above are deemed to be accredited investors and each was in possession of all material information relating to Sterling. Further, no commissions were paid to anyone in connection with the sale of the shares and no general solicitation was made to anyone.

Changes in Securities

The Company had 10,300,000 shares of common stock issued and outstanding as of May 31, 2003. Of these shares, approximately 5,000,000 shares are held by an affiliate of the Company. A certain number of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Act.

In general, under Rule 144, a person who has beneficially owned shares privately acquired directly or indirectly from us or from one of our affiliates, for at least one year, or who is an affiliate, is entitled to sell, within any three-month period, a number of shares that do not exceed the greater of 1% of the then outstanding shares or the average weekly trading volume in our shares during the four calendar weeks immediately preceding such sale. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who is not deemed to have been an affiliate at any time during the 90 days preceding the sale, and who has beneficially owned restricted shares for at least two years, is entitled to sell all such shares under Rule 144 without regard to the volume limits, current public information requirements, manner of sale provisions or notice requirements.

Item 6. Management's Discussion and Analysis or Plan of Operation

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING MAY 31, 2003 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-KSB

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We were incorporated in the state of Nevada on September 13, 2001. Since our incorporation, we have been in the business of the exploration and development of mineral properties. Our mining properties consist of a four mineral claims. To the date of this report, we have spent approximately $322 on research and development on the claims.

Results of Operations

The year ended May 31, 2003 and September 13, 2001 (Inception) through May 31, 2002.

Revenues

Gross revenue for the year ended May 31, 2003 remained at $0 compared to the year ended May 31, 2002. To date, we have not generated any revenues from our mineral exploration business.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities during the year ended May 31, 2003 was ($10,000) as compared to $34,000 received for the year ended May 31, 2002.

Expenses

Total expenses increased to $22,310 for the year ended May 31, 2003 from $8,063 for the year ended May 31, 2002.

During the year ended May 31, 2003, we incurred operating expenses of $22,310 as compared to $8,063 for the year ended May 31, 2002. The increase in costs was the result of 12 months of operations for the current year versus eight months for the period ended May 31, 2002. In addition, costs increased because we were more active and filed an SB-2 registration statement with the SEC which became effective April 14, 2003. Expenses for the current year consisted primarily of general and administrative costs $19,910 versus $5,085 for May 31, 2002, rent contributed by an affiliate $1,200 versus $800 for May 31, 2002 and services contributed by an affiliate of $1,200 as compared to $0 for May 31, 2002.

The Company continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. The first phase of the exploration program on the claims is expected to be completed during the second and third quarters of the current fiscal year. The Company does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements. This includes attorneys and all consultants.

Use of Proceeds

Net cash provided by financing activities from inception on September 13, 2001 to May 31, 2003 was $34,000 as a result of proceeds received from sales of our common stock. During that same period, the following table indicates how the use of those proceeds have been spent to date:

General & Administrative	24,995
Office Expenses	678
Total Use of Proceeds to May 31, 2003	$25,673

Plan of Operation

Sterling is currently in the offering phase of a prospectus filed with the SEC and effective as of April 14, 2003 to raise a minimum of $50,000 and a maximum of $100,000 through the offering of common stock at a price of $0.05 per share. We anticipate that the offering will close in September, 2003. When the registration statement became effective, Sterling became a reporting issuer under the Exchange Act and is subject the reporting requirements of the Exchange Act.

We believe we can satisfy our cash requirements through the fiscal year end of May 31, 2004, through completion of the minimum offering of the prospectus which will generate a minimum of $35,000 net of offering costs.

For the balance of the current fiscal year we will concentrate our efforts on the planned phase I exploration program on the claims at an estimated cost of $25,000 (CA $41,000) based on the report and recommendations of R. T. Heard. If phase I of the exploration program is successful, we will shift activities to prepare for proceeding with phase II in the summer of 2004. It will be necessary to complete the minimum subscription level of Sterling’s prospectus offering in order to have sufficient funds to carry out the phase I program and to provide working capital for the balance of the fiscal year.

If phase I is not successful, we will terminate the Option on the claims and cease exploration. If phase I is successful we would then proceed to phase II in 2004 at an estimated cost of $60,000 (CA $100,000), also based on the recommendations of Mr. Heard’s Report, which costs are again a reflection of local costs for the type of work program planned. We will proceed to phase II only if we are also successful in being able to secure the capital funding required to complete phase II. Similarly, if phase II is not successful, we will terminate the Option on the claims.

If we decide to proceed to phase II and if it turns out that we have not raised enough money to complete our secondary exploration program, we will try to raise additional funds from a second public offering, a private placement, loans or the establishment of a joint venture whereby a third party would pay the costs associated with the phase II and we would retain a carried interest. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and can't raise it, we will have to suspend or cease business operations.

Following industry trends and demands, we are also considering the acquisition of other resource properties. In either situation, a new public offering might be needed.

We do not expect any changes or more hiring of employees since contracts will be given to consultants and sub-contractor specialists in specific fields of expertise for the exploration work.

Liquidity and Capital Resources

As of end of the fiscal year on May 31, 2003, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities for the fiscal year ended May 31, 2003 was ($10,000). By comparison from inception on September 13, 2001 to May 31, 2002 we raised $34,000 as a result of proceeds received from sales of our common stock. We issued 5,000,000 shares of common stock through a Section 4(2) offering in September, 2001 for cash consideration of $3,500 and the settlement of an invoice for organizational expenses and services rendered in the amount of $1,500. We issued 5,000,000 shares of common stock through a Rule 504D offering in October and November, 2002 for cash consideration of $31,300.

As of May 31, 2003, our total assets which consist of cash and deferred offering costs amounted to $12,515 and our total liabilities were $4,168. Working capital stood at $8,347.

For the year ended May 31, 2003, our net loss was $22,310 ($0.0022 per share). The loss per share was based on a weighted average of 10,300,000 common shares outstanding. For the previous period from inception on September 13, 2001 to May 31, 2002 the comparative numbers were a net loss of $8,063 and a loss per share of $0.0013 based on a weighted average of 6,177,778 common shares outstanding.

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2003 – 2004. Management projects that we may require an additional $100,000 to $200,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$20,000
Phase I exploration program	$25,000
Phase II exploration program	$60,000
Working Capital	$45,000
Total	$150,000

As at May 31, 2003, we had a working capital surplus of $8,347. In April, 2003, we effected an SB-2 registration statement whereby Sterling is offering a minimum of 1,000,000 and a maximum 2,000,000, common shares at a price of $0.005 per share which will enable us to address current commitments. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months, primarily through the private placement of our securities. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended May 31, 2003, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due.

Application of Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financial statements.

Going Concern

These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. These consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary if we are unable to continue as a going concern.

In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of the consolidated financial statements.

Research and Development

Research costs are expensed as incurred. During the year, an estimated $322 (2002 - $0) was incurred on research and development.

Foreign Exchange

The financial position and results of operations are determined using local currency (the Canadian Dollar) as the functional currency. Dollar costs of Sterling’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency. At May 31, 2003, the exchange rate was approximately $1.365 (CA) to $1.00 (U.S.).

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent fiscal year ended May 31, 2003. Inflation is moderately higher than it was during 2002 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

However, the relative rise in the Canadian Dollar, under which most of our expenditures are made, against the United States Dollar, will have a moderate impact on our costs of operation. Phase I of the planned exploration program (CA $41,000) was expected to cost the Company $25,000 using an exchange rate of CA $1.55 being approximately equal to US $1.00 which was the approximate exchange rate during the period the Company entered into the Option Agreement and the preparation of the Report issued by Mr. Heard. As of May 31, 2003, the exchange rate had changed to CA $1.3635 being approximately equal to US $1.00. By July 31, 2003, the rate had again changed to CA $1.41 being approximately equal to US $1.00. The effect on Sterling, if the rate remains at this level, is to increase the cost of phase I from $25,000 to $28,000 – a 12% increase. This situation will have a significant impact on later phase of exploration should the US Dollar not regain at least a modicum of its value against the Canadian currency.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of Independent Auditor's by Cordovano & Harvey, P.C. for the audited consolidated financial statements for the year ended May 31, 2003 are included herein immediately preceding the audited financial statements.

STERLING GROUP VENTURES, INC.
(A Development Stage Company)
Index to Financial Statements

Report of Independent Auditors

The Board of Directors and Shareholders
Sterling Group Ventures, Inc.:

We have audited the accompanying balance sheets of Sterling Group Ventures, Inc. as of May 31, 2003, and the related statements of operations, shareholders’ equity, and cash flows for the year ended May 31, 2003, from September 13, 2001 (inception) through May 31, 2002, and from September 13, 2001 (inception) through May 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Group Ventures, Inc. as of May 31, 2003, and the results of its operations and its cash flows for the year ended May 31, 2003, from September 13, 2001 (inception) through May 31, 2002, and from September 13, 2001 (inception) through May 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to this matter is also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Harvey, P.C.
Denver, Colorado
August 20, 2003

STERLING GROUP VENTURES, INC.
(A Development Stage Company)
Balance Sheet
May 31, 2003

Assets

Cash	$2,515
Deferred offering costs (Note 1)	10,000
$12,515

Liabilities and Shareholders’ Equity

Liabilities:
Accounts payable and accrued expenses	$4,168
Total liabilities	4,168

Commitment and contingency (Note 5)	—

Shareholders’ equity (Note 3):
Common stock, $.001 par value; authorized 500,000,000 shares,
issued and outstanding 10,300,000 shares	10,300
Additional paid-in capital	28,400
Deficit accumulated during the development stage	(30,373)
Cumulative translation adjustment	20
Total shareholders' equity	8,347
$12,515

/s/ Brian C. Doutaz	/s/ James M. Hutchison
Director	Director

See accompanying notes to financial statements

STERLING GROUP VENTURES, INC.
(A Development Stage Company)
Statements of Operations

		September 13,	September 13,
		2001	2001
		(Inception)	(Inception)
	Year Ended	Through	Through
	May 31,	May 31,	May 31,
	2003	2002	2003

Costs and expenses:
General and administrative	$19,910	$5,085	$24,995
Rent contributed by affiliate (Note 2)	1,200	800	2,000
Services contributed by affiliate (Note 2)	1,200	—	1,200
Office expense, related party (Note 2)	—	678	678
Stock-based compensation (Note 2):
Organization expenses	—	1,500	1,500
	22,310	8,063	30,373

Loss before income taxes	(22,310)	(8,063)	(30,373)

Income tax provision (Note 4)	—	—	—
Net loss	$(22,310)	$(8,063)	$(30,373)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	10,300,000	6,177,778

See accompanying notes to financial statements

STERLING GROUP VENTURES, INC.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity

					Cumulative
				Deficit	Translation
				Accumulated	Adjustment
			Additional	During the	Other
	Common Stock		Paid-in	Development	Comprehensive
	Shares	Par Value	Capital	Stage	Loss	Total

Balance at September 13, 2001 (inception)	—	$—	$—	$—	$—	$—
September 2001, issuance of common
stock to Founder ( $.001 per share)
in exchange for organizing the
Company (Note 2)	1,500,000	1,500	—	—	—	1,500
October 2001, sale of common stock
to Founder ($.001 per share)	3,500,000	3,500	—	—	—	3,500
October 2001, sale of common stock
pursuant to private offering
memorandum ( $.001 per share) (Note 3)	2,500,000	2,500	—	—	—	2,500
November 2001, sale of common stock
pursuant to private offering
memorandum ( $.001 per share) (Note 3)	2,800,000	2,800	25,200	—	—	28,000
Rent contributed by an affiliate (Note 2)	—	—	800	—	—	800
Comprehensive loss:
Net loss	—	—	—	(8,063)	—	(8,063)
Cumulative translation adjustment	—	—	—	—	6	6
Comprehensive loss	—	—	—	—	—	(8,057)

Balance at May 31, 2002	10,300,000	10,300	26,000	(8,063)	6	28,243
Rent contributed by an affiliate (Note 2)	—	—	1,200	—	—	1,200
Services contributed by an officer (Note 2)	—	—	1,200	—	—	1,200
Comprehensive loss:
Net loss	—	—	—	(22,310)	—	(22,310)
Cumulative translation adjustment	—	—	—	—	14	14
Comprehensive loss	—	—	—	—	—	(22,296)
Balance at May 31, 2003	10,300,000	$10,300	$28,400	$(30,373)	$20	$8,347

See accompanying notes to financial statements

STERLING GROUP VENTURES, INC.
(A Development Stage Company)
Statements of Cash Flows

		September 13,	September 13,
		2001	2001
		(Inception)	(Inception)
	Year Ended	Through	Through
	May 31,	May 31,	May 31,
	2003	2002	2003

Cash flows from operating activities:
Net loss	$(22,310)	$(8,063)	$(30,373)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock issued in exchange for services and the
payment of expenses on behalf of the
Company (Note 2)	—	1,500	1,500
Office space contributed by an affiliate	1,200	800	2,000
Services contributed by an officer	1,200	—	1,200
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	2,038	2,130	4,168
Net cash used in
operating activities	(17,872)	(3,633)	(21,505)

Cash flows from financing activities:
Proceeds from the sale of common stock	—	34,000	34,000
Payments for offering costs	(10,000)	—	(10,000)
Net cash provided by
financing activities	(10,000)	34,000	24,000

Net change in cash	14	6	20

Net change in cash	(27,858)	30,373	2,515

Cash, beginning of period	30,373	—	—

Cash, end of period	$2,515	$30,373	$2,515

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

See accompanying notes to financial statements

STERLING GROUP VENTURES, INC.
(A Development Stage Company)
Notes to Financial Statements

(1) Summary of Significant Accounting Policies

Organization and Basis of Presentation

Sterling Group Ventures, Inc. (the “Company”) was incorporated in the state of Nevada on September 13, 2001 to engage in the acquisition, exploration and development of natural resource properties of merit. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

The Company’s operating losses raise substantial doubt about the ability to continue as a going concern. Inherent in the Company’s business are various risks and uncertainties, including its limited operating history, historical operating losses, dependence upon strategic alliances, and the historical success rate of mineral exploration. Management’s plan is to acquire right, title and interest in certain mining claims situated in the Omineca Mining District in the Province of British Columbia. Once the rights are acquired, the Company plans to explore for minerals.

The Company’s future success will be dependent upon its ability to raise sufficient capital to fund its exploration program and, if minerals are discovered, to mine the discovery on a timely and cost-effective basis.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at May 31, 2003.

Offering Costs

The Company defers offering costs, such as legal, accounting and printing costs, until such time as the offering is completed. At that time, the Company offsets the offering costs against the proceeds from the offering. If an offering is unsuccessful, the costs are charged to operations.

Earnings (loss) per Common Share

Basic net income per share is computed by dividing the net income available to common shareholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

At May 31, 2003, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

The weighted average number of shares outstanding was computed using the rules of the Securities and Exchange Commission. Such rules require that any stock sold at a nominal value, as compared to the Public Offering, should be considered outstanding for all periods presented.

STERLING GROUP VENTURES, INC.
(A Development Stage Company)
Notes to Financial Statements

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Financial Instruments

At May 31, 2003, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

Stock based Compensation

The Company accounts for stock-based compensation arrangements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principle Board (”APB”) Opinion No. 25 and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

(2) Related Party Transactions

An affiliate contributed office space to the Company for the period from October 1, 2001 through May 31, 2003. The use of such office space was valued in the accompanying financial statements based on rates for similar space in the local area.

An officer contributed services to the Company during the year ended May 31, 2003. The services are recorded in the accompanying financial statements based on the prevailing rates for such services, which equaled $50 per hour based on the level of services performed.

An Officer organized the Company, raised the initial seed capital and negotiated an agreement in exchange for 1,500,000 shares of the Company’s common stock. The transaction was valued based on the costs for such services in the local area.

On May 17, 2002, the Company and its president entered into a trust agreement whereby the president of the Company will hold the Mineral Claims (see Note 5) on behalf of the Company until the initial exploration program is completed.

The Company reimbursed an affiliate $678 for office expenses used during the period from September 13, 2001 through May 31, 2002.

(3) Shareholders’ Equity

During October 2001, the Company offered for sale up to 10,000,000 shares at of its $.001 par value common stock at a price of US $0.001 per share. The Company closed the offering after selling 2,500,000 shares for gross proceeds of $2,500.

STERLING GROUP VENTURES, INC.
(A Development Stage Company)
Notes to Financial Statements

During November 2001, the Company offered for sale up to 3,000,000 shares at of its $.001 par value common stock at a price of US $0.01 per share. The Company closed the offering after selling 2,800,000 shares for gross proceeds of $28,000.

Each offering was made in reliance on an exemption from registration of a trade in the United States under the Securities Act of 1933, as amended, and in the Province of British Columbia under Section 61 of the Securities Act (British Columbia) pursuant to the exemption contained in Sections 128 (a), (b) and (h) of the Rules to the B.C. Act.

(4) Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income taxes are provided on temporary differences between the financial reporting bases and income tax bases of the Company's assets and liabilities and unused net operating loss carryforwards. A valuation allowance for net deferred taxes is provided unless realizability is judged by management to be more likely than not. The effect on deferred taxes from a change in tax rates is recognized in income in the period that includes the enactment date.

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the year ended May 31, 2003 and the period from September 13, 2001 (inception) through May 31, 2002:

	May 31,	May 31,
	2003	2002
U.S. statutory federal rate	15.00%	15.00%
Non-U.S	0.00%	0.00%
Contributed rent and services	-1.61%	-1.49%
Net operating loss for which no tax
benefit is currently available	-13.39%	-13.51%
	0.00%	0.00%

At May 31, 2003, the Company has a net operating loss carryforward for federal income tax purposes of approximately $4,076, which was fully allowed for in the valuation allowance of $4,076. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the year ended May 31, 2003 and the period from September 13, 2001 (inception) through May 31, 2002 are $2,987 and $1,089, respectively.

Because of various stock transactions during the period from September 13, 2001 (inception) through May 31, 2002, management believes the Company may have undergone an “ownership change” as defined by Section 382 of the Internal Revenue Code. Accordingly, the utilization of a portion of the net operating loss carryforward may be limited. Due to this limitation, and the uncertainty regarding the ultimate utilization of the net operating loss carryforward, no tax benefit for loss has been provided by the Company in the accompanying financial statements. The net operating loss carryforward will expire in 2023.

STERLING GROUP VENTURES, INC.
(A Development Stage Company)
Notes to Financial Statements

(5) Commitment and Contingency

On May 17, 2002, the Company and Mayan Minerals Ltd., a British Columbia corporation, (Mayan), entered into an Option to Purchase and Royalty Agreement (the “Option Agreement”) which was amended on August 30, 2002. A Trust Agreement and Amendment thereof between Sterling and Mr. Doutaz was established to avoid having to pay additional fees and establish a subsidiary at this early stage of the Company’s corporate development. The Trust Agreement was amended on September 20, 2002. Under the terms of the Option Agreement, Mayan granted to the Company the sole and exclusive right and option to acquire an undivided 100 percent of the right, title and interest of Mayan in the Bell 1-4 Mineral Claims, subject to Mayan receiving annual payments and a royalty, in accordance with the terms of the Agreement, as follows:

The Company must incur exploration expenditures on the Claims of a minimum of $41,000 in Canadian funds by August 31, 2003;

The Company must pay Mayan $100,000 in Canadian funds by January 1, 2004;

The Company must incur exploration expenditures on the Claims of a further $100,000 in Canadian funds (for aggregate minimum exploration expenses of $141,000 in Canadian funds) by August 31, 2004; and

Upon exercise of the Option, the Company is required to pay to Mayan, commencing January 1, 2005, the sum of $100,000 in Canadian funds per annum.

At May 31, 2003, the exchange rate was approximately $1.365 (Canadian) to $1.00 (US).

Item 8. Changes In & Disagreements With Accountants on Accounting & Financial Disclosure

There have been no changes in or disagreements with our accountants on issues of accounting or financial disclosure since inception of Sterling on September 13, 2001.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. The officers of our company are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected / Appointed
Brian C. Doutaz	President, Director	58	September 01, 2001
James M. Hutchison	Secretary, Treasurer, Director	45	September 30, 2001

Business Experience

None of the directors or officers has professional or technical accreditation in the exploration, development or operations of metal mines. During the past year, Mr. Doutaz has spent approximately 15% of his time (approximately 9 hours per week) on the affairs of Sterling and Mr. Hutchison has spent approximately 5% of his time (approximately 3 hours per week) on the affairs of our company. Those ratios and hours are expected to continue at that same level into the foreseeable future.

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Brian C. Doutaz, President and Director

Mr. Doutaz became a director on September 13, 2001, serves as President and Chief Executive Officer (Principal Executive Officer) and has been a management and business consultant since 1980. He is President of Anina International Capital Corp., a private British Columbia company which is in the business of providing management and consulting services to start-up and exploration stage businesses and has been performing such services from 1993 to present. Mr. Doutaz also provides compliance services to publicly listed corporations in Canada and the United States and sits on the Boards of a number of public and private corporations. He has acted as senior officer and director of a number of publicly traded companies since 1970 and has gained an extensive knowledge of natural resource exploration ventures over the past 30 years.

James M. Hutchison, Secretary, Treasurer and Director

Mr. Hutchison is Secretary, Treasurer and Chief Financial Officer (Principal Financial Officer) and a director of Sterling and been such since September 30, 2001. Mr. Hutchison is President of Precision Injection Molding, Inc., a private British Columbia company which specializes in the injection moulding of thermoplastic components, parts and assemblies to specific and exacting requirements in conjunction with product design and development, which he started in 1997. He was a director of Adda Resources Ltd. from May, 1998 to May, 2001 which is involved in the mineral and petroleum exploration business and which formerly traded on the TSX Venture Exchange.

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Item 9A. Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following:

Item 10. Executive Compensation.

No chief executive officer of our company received any cash or other compensation during the fiscal years ended May 31, 2003 and 2002. An affiliate of Sterling provides office space to us at the deemed rate of $100 per month for a total of $1,200 during the past fiscal year. In addition, that same affiliate has contributed services to Sterling during the year ended May 31, 2003 at a deemed amount of $1,200. The total of these amounts are charged to their appropriate expense items and an equal amount is posted to shareholder’s equity. No other executive officer of our company received annual salary and/or bonus.

During the year ended May 31, 2003, we did not grant any stock options or stock appreciation rights to any of our directors or officers. There were no stock options exercised during the year ended May 31, 2003 and there were no stock options or stock appreciation rights outstanding on May 31, 2003.

We have no plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

There are no management agreements with the our directors or executive officers and we do not anticipate that written agreements will be put in place in the foreseeable future.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

There are no plans or arrangements in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of August 15, 2003, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Brian C. Doutaz	5,000,000	40.65
James M. Hutchison	0	0
Directors and Officers (as a group)	5,000,000	40.65

(1)	Based on 10,300,000 shares outstanding as of May 31, 2003 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.

There have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 10%

of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest except as noted.

In September 2001 we issued a total of 5,000,000 shares of restricted common stock to Brian C. Doutaz, a senior officer and director of our company. The fair market value of the shares, $5,000, was paid in cash ($3,500) and in lieu of a cash payment ($1,500) for services rendered in organizing Sterling and negotiating an agreement.

On May 31, 2002, we entered into an Trust Agreement between Sterling and Brian C. Doutaz, President of Sterling whereby Mr. Doutaz is acting as Trustee to hold the claims on behalf of Sterling so as to avoid having Sterling pay additional fees and establish a subsidiary at this early stage of our corporate development.

Sterling reimbursed an affiliate $678 for office expenses used during the period September 13, 2001 (Inception) through May 31, 2002 and $0 for the fiscal year ended May 31, 2003.

As at the date of this annual report, we do not have any policies in place with respect to whether we will enter into agreements with related parties in the future.

Item 13. Exhibits and Reports on Form 8-K.

The following reports on Form 8-K were filed during the year ended May 31, 2003: NONE

The following are exhibits to this Annual Report

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President. Based upon that evaluation, our company's President concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including the our company's President and Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING GROUP VENTURES, INC.

(Registrant)

By:	/s/ “Brian C. Doutaz”

Brian C. Doutaz, President and Director (Principal Executive Officer and Chief Executive Officer)

Date: August 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ “Brian C. Doutaz”

Brian C. Doutaz, President and Director (Principal Executive Officer and Chief Executive Officer)

By:	/s/ “James M. Hutchison”

James M. Hutchison, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)

Date: August 28, 2003