Form 10QSB
period 2003-02-28
STERLING GROUP VENTURES INC
filed 2003-10-03
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the quarterly period ended FEBRUARY 28, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes ☒     No ☐

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 11,360,000 common shares, $0.001 par value, issued and outstanding as of
September 30, 2003

Transitional Small Business Format. Yes ☐     No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STERLING GROUP VENTURES, INC.
(A Development Stage Company)
Condensed Balance Sheet
(Unaudited)
February 28, 2003

Assets

Cash	$4,758
Deferred offering costs	10,000
$14,758

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$2,168
Total liabilities	2,168
Commitment and contingency (Note 4)	—
Shareholders’ equity:
Common stock, $.001 par value; authorized 500,000,000 shares,
issued and outstanding 10,300,000 shares	10,300
Additional paid-in capital	27,800
Deficit accumulated during the development stage	(25,520)
Cumulative translation adjustment	10
Total shareholders' equity	12,590
$14,758

See accompanying notes to condensed financial statements

STERLING GROUP VENTURES, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					September 13,
					2001
					(Inception)
	Three Months Ended		Nine Months Ended		Through
	February 28,		February 28,		February 28,
	2003	2002	2003	2002	2003
Costs and expenses:
General and administrative	$4,998	$—	$15,657	$1,620	$20,742
Rent contributed by affiliate (Note 2)	300	300	900	500	1,700
Services contributed by affiliate (Note 2)	300	—	900	—	900
Office expense, related party (Note 2)	—	—	—	—	678
Stock-based compensation (Note 2):
Organization expenses	—	—	—	1,500	1,500
	5,598	300	17,457	3,620	25,520

Loss before income taxes	(5,598)	(300)	(17,457)	(3,620)	(25,520)

Income tax provision (Note 3)	—	—	—	—	—
Net loss	$(5,598)	$(300)	$(17,457)	$(3,620)	$(25,520)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	10,300,000	10,300,000	10,300,000	8,366,667

See accompanying notes to condensed financial statements

STERLING GROUP VENTURES, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			September 13,
			2001
			(Inception)
	Nine Months Ended		Through
	February 28,		February 28,
	2003	2002	2003
Net cash used in
operating activities	(15,619)	(1,620)	(19,252)
Cash flows from financing activities:
Proceeds from the sale of common stock	—	34,000	34,000
Payments for offering costs	(10,000)	—	(10,000)
Net cash provided by (used in)
financing activities	(10,000)	34,000	24,000
Effect of exchange rate changes on cash	4	6	10
Net change in cash	(25,615)	32,386	4,758
Cash, beginning of period	30,373	—	—
Cash, end of period	$4,758	$32,386	$4,758
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

See accompanying notes to condensed financial statements

STERLING GROUP VENTURES, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended May 31, 2002 and the six months ended November 30, 2002 as filed in its Form SB-2 and should be read in conjunction with the notes thereto. The Company is in the development stage in accordance with Statement of financial Accounting Standards No. 7.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

NOTE 2: RELATED PARTY TRANSACTIONS

An affiliate contributed office space to the Company for all periods presented. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as “rent contributed by affiliate” with a corresponding credit to “additional paid-in capital”.

An officer contributed services to the Company during the nine months ended February 28, 2003. The services are recorded in the accompanying financial statements based on the prevailing rates for such services, which equaled $50 per hour based on the level of services performed. The services are reported as “services contributed by affiliate” with a corresponding credit to “additional paid-in capital”.

An Officer organized the Company, raised the initial seed capital and negotiated an agreement in exchange for 1,500,000 shares of the Company’s common stock. The transaction was valued based on the costs for such services in the local area.

On May 17, 2002, the Company and its president entered into a trust agreement whereby the president of the Company will hold the Mineral Claims (see Note 4) on behalf of the Company until the initial exploration program is completed.

The Company reimbursed an affiliate $678 for office expenses used during the period from September 13, 2001 through May 31, 2002.

STERLING GROUP VENTURES, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

NOTE 3: INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense result in $-0- income taxes.

NOTE 4: COMMITMENT AND CONTINGENCY

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

At February 28, 2003, the exchange rate was approximately $1.493 (Canadian) to $1.00 (US).

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

Glossary of Exploration Terms

The following terms, when used in this report, have the respective meanings specified below:

Diamond drill
A type of rotary drill in which the cutting is done by abrasion rather than percussion. The cutting bit is set with diamonds and is attached to the end of the long hollow rods through which water is pumped to the cutting face. The drill cuts a core of rock, which is recovered in long cylindrical sections an inch or more in diameter.

Exploration	The prospecting, trenching, mapping, sampling, geochemistry, geophysics, diamond drilling and other work involved in searching for mineral bodies.
Mineral	A naturally occurring inorganic element or compound having an orderly internal structure and characteristic chemical composition, crystal form and physical properties.
Mineralization	Rock containing an undetermined amount of minerals or metals.

Foreign Currency and Exchange Rates

Dollar costs of Sterling’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.453 or CA $1.00 being approximately equal to US $0.6700 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING FEBRUARY 28, 2003 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB

Overview

Sterling Group Ventures, Inc. ("Sterling") was incorporated in the State of Nevada on September 13, 2001 and established a fiscal year end of May 31. Our statutory registered agent's office is located at 251 Jeanell Drive, No. 3, Carson City, Nevada 89703 and our business office is located at 12880 Railway Avenue, Unit 35, Richmond, British Columbia, Canada V7E 6G4. Our telephone number is (604) 644-5139. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our claims or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

On May 17, 2002, Brian C. Doutaz, our President and a member of the board of directors, acting as Trustee on our behalf, optioned one mineral property containing four mining claims in British Columbia, Canada by entering into an Option To Purchase And Royalty Agreement and Amendment thereof with Mayan Minerals Ltd. the beneficial owner of the Claims, title of which is held by Angel Jade Mines Ltd., each being private arms-length British Columbia companies, to acquire the Claims by making certain expenditures and carrying out certain exploration work on the Claims. A Trust Agreement between Sterling and Mr. Doutaz was established to avoid having to pay additional fees and establish a subsidiary at this early stage of our corporate development.

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
  Sterling must pay Mayan $60,000 (CA $100,000) by January 1, 2004;
  Sterling must incur exploration expenditures on the Claims of a further $60,000 (CA $100,000) (for aggregate minimum exploration expenses of $85,000 (CA $141,000)) by August 31, 2004; and
  Upon exercise of the Option, Sterling is required to pay to Mayan, commencing January 1, 2005, the sum of $60,000 (CA $100,000) per annum.

If the results of the first phase of the exploration program are unsuccessful, we will terminate the Option Agreement and will not be obligated to make the above or any subsequent payments. Similarly, if the results of any of the future phases are unsuccessful, we will terminate the Option Agreement and will not be obligated to make any subsequent payments.

Regarding each of the above cash or share payments to Mayan, we must complete the phase contemplated and must decide and provide written notice to Mayan that we intend to proceed to the next phase before making the indicated payment.

The claims are held under a trust agreement and amendment thereof by Mr. Doutaz on behalf of Sterling. The terms of the trust agreement are as follows:

  the Trustee is willing and legally capable of acting as a trustee for Sterling to hold the mineral claims on behalf of Sterling until such time as the initial three phase exploration program is completed and Sterling is properly able to evaluate the merits of owning the claims in its own name or that of a subsidiary; and
  the Agreement will terminate on:
    January 01, 2006, unless on or before that date, Sterling terminates in writing the Option To Purchase And Royalty Agreement; or
    the date on which Sterling incorporates a British Columbia subsidiary to hold Sterling’s interest in the Claims and transfers such interest to the subsidiary.

There are no penalties for early termination of the trust agreement.

The names, tenure numbers, date of recording and expiration date of the Claims is as follows:

Claim Name	Tenure Number	Recording Date	Expiry Date
Bell 1	362113	April 24, 1998	April 24, 2004
Bell 2	362114	April 24, 1998	April 24, 2004
Bell 3	362115	April 24, 1998	April 24, 2004
Bell 4	362116	April 24, 1998	April 24, 2004

Our optioned Claims consist of the above-described four claims which total approximately 250 acres. The Claims were selected for acquisition due to its cost, previously recorded exploration work, and because the Claims are not located in an environmentally sensitive region.

To date we have not performed any work on the Claims. To date we have spent $332.00 on research and development activities such sum being paid for the printing and minor re-drafting of the Geological Report On The Bell 1-4 Mineral Claims which was originally written for another company. The report was then presented to Mr. Doutaz for review without any contractual obligations. It is our intention to engage the services of Mr. R. T. Heard, P. Eng., author of the report, to perform the required Phase I work on the Claims but no agreement has been entered into at this time.

Mr. Heard is a registered Professional Engineer in good standing in the Association of Professional Engineers and Geoscientists of British Columbia. He is a graduate of Haileybury School of Mines, (1958) and of the Montana College of Mineral Science and Technology, Butte, Montana. He holds a B. Sc. in Geological Engineering, (1971) and has practiced his profession as an Exploration Geologist for over 40 years and as a Professional Engineer for the past 28 years.

The Bell Claims were originally staked in 1986 for Angel Jade. Angel Jade holds the mining rights to the Claims which thereby gives them or their designated agent, the rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued

vertically downward. In the event Angel Jade were to grant another deed which is subsequently registered prior to our deed, the third party would obtain good title and we would have nothing.

Mayan has granted an option to Sterling to allow Sterling to explore, mine and recover any minerals on the Claims. As with the preceding, if Mayan were to grant an option to another party, that party would be able to enter the Claims, carry out certain work commitments and earn right and title to the Claims; we would have little recourse as we would be harmed, will not own any Claims and would have to cease operations. However, in either event, Mayan would be liable to us for monetary damages for breach of the Agreement. The extent of that liability would be for our out of pocket costs for expenditures on the Claims, if any, in addition to any lost opportunity costs if the Claims proved to be of value in the future.

Under British Columbia law, if the ownership of the Claims were to be passed to us and the deed of ownership were to be recorded in our name, we would have to pay a minimum of $500 and file other documents since we are a foreign company in Canada. We would also be required to form a British Columbia company that contains a board of directors, a majority of which would have to be British Columbia residents and obtain audited financial statements for that company. We have decided that if gold and silver is discovered on the Claims and it appears that it might be economical to remove the gold and silver, we will record the deed of ownership, pay the additional tax and file as a foreign Company or establish a corporate subsidiary in British Columbia. The decision to record or not record is solely within our province.

The Claims are unencumbered and there are no competitive conditions which affect the Claims. Further, there is no insurance covering the Claims and we believe that no insurance is necessary since the Claims are unimproved and contains no buildings or improvements.

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

Employees

Initially, we intend to use the services of subcontractors for manual labour exploration work on our properties and Mr. R.T. Heard, to manage the exploration program as outlined in his report. Mr. Heard is not a consultant to Sterling; rather he is the author of the report on the Bell Claims. However, it is our intention to enter into agreement to retain the services of Mr. Heard prior to commencement of the work program outlined in his report.

We intend to hire geologists, engineers and excavation subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of them although it is our intention to retain Mr. Heard as senior geological consultant. We do not intend to initiate negotiations or hire anyone until the Fall of 2003.

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

Offices

Our offices are located at 12880 Railway Avenue, Unit 35, Richmond, B.C. Canada V7E 6G4. Currently, these facilities are provided to us by Brian C. Doutaz, one of our directors and our President, without charge, but such arrangement may be cancelled at anytime without notice. As our business activities continue, we anticipate that we will be required to pay a pro rata share of the rent incurred for the facilities that we occupy. Specific direct expenses incurred such as telephone and secretarial services will be charged back to Sterling at cost on a periodic basis.

Risks

At present we do not know whether or not the Claims contain commercially exploitable reserves of gold or any other valuable mineral. Additionally, the proposed expenditures to be made by us in the exploration of the Claims may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Currently we have sufficient financial resources to complete the first phase of our proposed exploration plan. However, in order to complete all phases of our proposed exploration program we will need to raise additional funding. Even if the first phase of our exploration program is successful there is no guarantee that we will be able to raise any additional capital in order to finance the second or third phases. Should we be unable to raise additional funding to complete the second and third phases of our exploration plan, we would have to cease business operations.

Finally, even if our exploration program is successful we may not be able to obtain commercial production. If our exploration program is successful and commercial quantities of ore are discovered we will require significant amounts additional funds to place the Claims into commercial production. Should we be unable to raise additional funds to put the Claims into production we would be unable to see the Claims evolve into an operating mine and we would have to cease business operations.

Results of Operations

The Company was incorporated on September 13, 2001. Comparative periods for the nine months ended February 28, 2003 and February 28, 2002 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on September 13, 2001 to February 28, 2003 was $34,000 as a result of proceeds received from sales of our common stock.

The Company did not generate any revenues from operations for the quarter or nine months ending February 28, 2003 or the quarter or nine months ended February 28, 2002.

During the quarter ended February 28, 2003, the Company incurred operating expenses of $5,598 for the quarter and a total of $17,457 for the nine month period as compared to $300 for the 2002 quarter and $3,620 for the nine months ending February 28, 2002. Expenses for the quarter consisted primarily of general and administrative expenses of $4,988 versus nil for 2002, and contributed expenses of $600 versus $300 for 2002. For the nine month period costs were mainly for general and administrative items of $15,657 versus $1,620 in 2002 and contributed expenses amounting to $1,800 versus $500 for 2002. For the nine months ended February 28, 2002, organizational expenses amounted to $1,500.

The Company continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. The first phase of the exploration program on the Bell Claims is expected to be completed during the second quarter of the next fiscal year. The Company does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, includes attorneys and all technical consultants.

Plan of Operation

Sterling believes it can satisfy its cash requirements through the fiscal year end of May 31, 2003, from a private placement of $34,000 received during September and October and November of 2001. As of February 28, 2003, we had $2,590 in working capital.

For the balance of the current fiscal year (fourth quarter) we will concentrate our efforts on completion of an SB-2 registration statement to raise a minimum of $50,000 and a maximum of $100,000 as filed with the SEC. The planned Phase I exploration program on the Bell Claims is currently scheduled for the Summer or Fall of 2003. If Phase I of the exploration program is successful, we will shift activities to prepare for proceeding with Phase II in the summer of 2004. Following industry trends and demands, we are also considering the acquisition of other properties to conduct exploration works for gold. In either situation, a new public offering might be needed and completed during that period.

We anticipate that phase 1 of the recommended geological exploration program will cost $26,000 based on the report and is a reflection of local costs for the specified type of work. This cost is made up of wages and fees, grid materials (pickets, paint, flagging etc.), helicopter and EM survey costs, diamond drilling, geological and geochemical supplies, assaying, camp equipment and operation costs.

Phase 2 will not be carried out until the Summer of 2004 and will be contingent upon favourable results from phase 1 and any specific recommendations. It will be directed towards continuation of the diamond drilling. The second phase may require up to two weeks work and will cost approximately $60,000 comprised of wages, fees and camp operations, diamond drilling assays and related. The cost estimate is based on the Report and is a reflection of local costs for the specified type of work. A further three months may be required for analysis and the preparation of a report and evaluation on the work accomplished.

We do not expect any changes or more hiring of employees since contracts are given to consultants and sub-contractor specialists in specific fields of expertise for the exploration works.

On July 26, 2002 Sterling filed a Form SB-2 registration statement with the Securities and Exchange Commission. As of February 28, 2003, Sterling continues to respond to comments of the SEC. On April 14, 2003, as a result of Sterling’s SB-2 being declared effective by the SEC, Sterling became a reporting issuer under the Securities Exchange Act of 1934 and is now subject to the reporting requirements of the Exchange Act.

Liquidity and Capital Resources

As of end of the last quarter on February 28, 2003, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on September 13, 2001 to February 28, 2003 was $34,000 as a result of proceeds received from sales of our common stock.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in September 2001 for cash consideration of $3,500 and as payment in lieu of $1,500 in cash for services rendered in organizing Sterling and negotiating an agreement.

We issued 2,500,000 shares of common stock through a Rule 504D offering in October, 2001 for cash consideration of $2,500.

We issued 2,800,000 shares of common stock through a Rule 504D offering in November, 2001 for cash consideration of $28,000.

As of February 28, 2003, our total assets which consist entirely of cash amounted to $4,758, and our total liabilities were $2,168. Working capital stood at $2,590.

For the quarter ended February 28, 2003, the net loss was $5,598 ($0.0005 per share). The loss per share was based on a weighted average of 10,300,000 common shares outstanding. For the nine month period the comparative numbers were a net loss of $17,457 and a loss per share of $0.0017. For the quarter ended February 28, 2003, the cumulative net loss from inception was $25,520 and the loss per share for the entire period was $0.0025 per share based on a weighted average of 10,300,000 common shares outstanding.

For the current quarter we plan on competing our SB-2 filing with the SEC and raising the funds required to complete phase I of the planned exploration program. During the following two quarters from June 01 to November 30, 2003 we plan to complete the first phase of the exploration program on the Bell Claims at an estimated cost of $25,000 based on the report by R. T. Heard which reflects local costs for the specified type of work. We will proceed to complete phase I if and only if we are able to complete the minimum subscription requirements of the SB-2 filing.

If Phase I is not successful, we will terminate the Option on the Claims and cease exploration. If Phase I is successful we would then proceed to Phase II in 2004 at an estimated cost of $60,000 also based on the recommendations of Mr. Heard’s report, which costs are again a reflection of local costs for the type of work program planned. We will proceed to Phase II only if we are also successful in being able to secure the capital funding required to complete Phase II. Similarly, if Phase II is not successful, we will terminate the Option on the Claims.

If we decide to proceed to Phase II we will try to raise additional funds from a second public offering, a private placement, loans or the establishment of a joint venture whereby a third party would pay the costs associated with the Phase II and we would retain a carried interest. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and can't raise it, we will have to suspend or cease business operations.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter or six month period ended February 28, 2003. Inflation is moderately higher than it was during 2002 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

However, the relative rise in the Canadian Dollar, under which most of our expenditures are made, against the United States Dollar, will have a moderate impact on our costs of operation. Phase I of the planned exploration program (CA $41,000) was expected to cost the Company $25,000 using an exchange rate of CA $1.00 being approximately equal to US $0.6452 which was the approximate average exchange rate during the period the Company entered into the Option Agreement and the preparation of the report issued by Mr. Heard. As of February 28, 2003, the exchange rate had changed to CA $1.00 being approximately equal to US $0.6700. The effect on Sterling, if the rate remains at this level, is to increase the cost of Phase I from $25,000 to $26,000 – a 4% increase. This situation will have a significant impact on later phases of exploration should the US Dollar not regain at least a modicum of its value against the Canadian currency.

Item 3. Controls and Procedures

The registrant's certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and the Company’s Chief Executive Officer and Chief Financial Officer have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the our disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

There have been no significant changes in the our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the preceeding quarter.

Item 2. Changes in Securities

The Company had 10,300,000 shares of common stock issued and outstanding as of February 28, 2003. Of these shares, 5,000,000 shares are held by an affiliate of the Company and none of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

In general, under Rule 144, a person who has beneficially owned shares privately acquired directly or indirectly from us or from one of our affiliates, for at least one year, or who is an affiliate, is entitled to sell, within any three-month period, a number of shares that do not exceed the greater of 1% of the then outstanding shares or the average weekly trading volume in our shares during the four calendar weeks immediately preceding such sale. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who is not deemed to have been an affiliate at any time during the 90 days preceding the sale, and who has beneficially owned restricted shares for at least two years, is entitled to sell all such shares under Rule 144 without regard to the volume limitations, current public information requirements, manner of sale provisions or notice requirements.

The issuances discussed under this section are exempted from registration under Rule 504 of the Securities Act (“Rule 504”), Regulation S of the Securities Act (“Reg. S”) or Section 4 (2) of the Securities Act (“Section 4 (2)”), as provided. All purchasers of the Company’s securities acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends. No underwriters were involved in connection with the sale of securities referred to in this report.

Item 3. Defaults Upon Senior Securities

The have been no defaults upon Sterling’s senior or other securities in the preceeding quarter.

Item 4. Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the preceeding quarter.

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on September 13, 2001 to February 28, 2003 was $34,000 as a result of proceeds received from sales of our common stock. During that same period, the following table indicates how the use of those proceeds have been spent to date:

General & Administrative Costs	$20,742
Office Expenses	678
Other Costs	1,500
Total Use of Proceeds to February 28, 2003	$22,290

Common Stock

No common stock has been issued during the three-month or nine-month period ending February 28, 2003. Subsequently, during August, 2003, we issued 200,000 shares at a price of $0.05 per share and during September, 2003, we issued an additional 860,000 shares for proceeds totally $53,000 during that period. As of October 01, 2003, there were 11,360,000 shares outstanding.

Options

No options were granted during the three-month or nine-month period ending February 28, 2003

Item 6. Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended February 28, 2003: NIL

Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sterling Group Ventures, Inc.
(Registrant)

Date: October 03, 2003

BY: /s/ Brian C. Doutaz
Brian C. Doutaz
President, Chief Executive Officer,
Principal Executive Officer, Director

BY: /s/ James M. Hutchison
James M. Hutchison
Secretary, Treasurer, Chief Financial Officer,
Principal Financial Officer, Director