Form 10QSB
period 2003-08-31
STERLING GROUP VENTURES INC
filed 2003-10-09
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended AUGUST 31, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______ to ______

Commission file number: 333-97187

STERLING GROUP VENTURES, INC.
(Exact name of small business issuer in its charter)

Nevada	72-1535634
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

12880 Railway Avenue, Unit 35
Richmond, British Columbia	V7E 6G4
(Address of principal executive offices)	(Zip Code)

(604) 644-5139 ( Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 11,360,000 common shares, $0.001 par value, issued and outstanding as of October 09, 2003

Transitional Small Business Format.       Yes ☐   No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STERLING GROUP VENTURES, INC.
(A Development Stage Company)
Condensed Balance Sheet
(Unaudited)
August 31, 2003

Assets
Cash	$7,307
Deferred offering costs	10,000
$17,307

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$2,620
Total liabilities	2,620

Commitment and contingency	—
Shareholders’ equity (Note 4):
Common stock, $.001 par value; authorized 500,000,000 shares,
issued and outstanding 10,500,000 shares	10,500
Additional paid-in capital	38,550
Deficit accumulated during the development stage	(34,304)
Cumulative translation adjustment	(59)
Total shareholders' equity	14,687
$17,307

See accompanying notes to condensed financial statements

STERLING GROUP VENTURES, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			September 13,
			2001
			(Inception)
	Three Months Ended		Through
	August 31,		August 31,
	2003	2002	2003
Costs and expenses:
General and administrative	$3,581	$7,730	$28,576
Rent contributed by affiliate (Note 2)	300	300	2,300
Services contributed by officer (Note 2)	50	300	1,250
Office expense, related party	—	—	678
Stock-based compensation:
Organization expenses	—	—	1,500
	3,931	8,330	34,304

Loss before income taxes	(3,931)	(8,330)	(34,304)

Income tax provision (Note 3)	—	—	—

Net loss	$(3,931)	$(8,330)	$(34,304)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	10,408,333	10,300,000

See accompanying notes to condensed financial statements

STERLING GROUP VENTURES, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			September 13,
			2001
			(Inception)
	Three Months Ended		Through
	August 31,		August 31,
	2003	2002	2003
Net cash used in
operating activities	(5,129)	(9,521)	(26,634)

Cash flows from financing activities:
Proceeds from the sale of common stock	10,000	—	44,000
Payments for offering costs	—	(8,000)	(10,000)
Net cash provided by (used in)
financing activities	10,000	(8,000)	34,000

Effect of exchange rate changes on cash	(79)	—	(59)

Net change in cash	4,792	(17,521)	7,307

Cash, beginning of period	2,515	30,373	—
Cash, end of period	$7,307	$12,852	$7,307

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

See accompanying notes to condensed financial statements

STERLING GROUP VENTURES, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended May 31, 2003 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company is in the development stage in accordance with Statement of financial Accounting Standards No. 7.

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

An officer contributed services to the Company during the three months ended August 31, 2003. The services are recorded in the accompanying financial statements based on the prevailing rates for such services, which equaled $50 per hour based on the level of services performed. The services are reported as “services contributed by officer” with a corresponding credit to “additional paid-in capital”.

NOTE 3: INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense result in $-0- income taxes.

NOTE 4: SHAREHOLDERS’ EQUITY

The Company’s Form SB-2 registration statement, which offered for sale up to 2,000,000 shares of the Company’s common stock at $.05 per share, was declared effective by the Securities and Exchange Commission on April 14, 2003. During the three months ended August 31, 2003, the Company sold 200,000 shares of its common stock for proceeds totaling $10,000 (see Note 5).

STERLING GROUP VENTURES, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

Following is a schedule of changes in shareholders’ equity for the three months ended August 31, 2003:

				Deficit
				Accumulated
			Additional	During the	Cumulative
	Common stock		Paid-In	Development	Translation
	Shares	Par Value	Capital	Stage	Adjustment	Total
Balance, June 1, 2003	10,300,000	$10,300	$28,400	$(30,373)	$20	$8,347
Sale of common stock	200,000	200	9,800	-	-	10,000
Office space contributed by affiliate	-	-	300	-	-	300
Services contributed by officer	-	-	50	-	-	50
Comprehensive loss:
Net loss	-	-	-	(3,931)		(3,931)
Cumulative translation adjustment	-	-	-	-	(79)	(79)
Comprehensive loss	-	-	-	-	-	(4,010)
Balance, August 31, 2003	10,500,000	$10,500	$38,550	$(34,304)	$(59)	$14,687

NOTE 5: SUBSEQUENT EVENTS

During September 2003, the Company sold an additional 860,000 shares of its common stock for proceeds totaling $43,000. Following the stock sales, the Company had 11,360,000 common shares issued and outstanding. The Company closed the offering on September 25, 2003.

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

Glossary of Exploration Terms

The following terms, when used in this report, have the respective meanings specified below:

Diamond drill
A type of rotary drill in which the cutting is done by abrasion rather than percussion. The cutting bit is set with diamonds and attached to the end of the long hollow rods through which water is pumped to the cutting face. The drill cuts a core of rock, which is recovered in long cylindrical sections.

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING AUGUST 31, 2003 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB

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

The claims are held under a trust agreement and amendment thereof by Mr. Doutaz on behalf of Sterling. The terms of the trust agreement are as follows:

  the Trustee holds the claims on behalf of Sterling until the initial three phase exploration program is completed and we are properly able to evaluate the merits of owning the claims in our own name or that of a subsidiary; and
  the Agreement will terminate on:
    January 01, 2006, unless on or before that date, Sterling terminates in writing the Option To Purchase And Royalty Agreement; or
    the date on which Sterling incorporates a British Columbia subsidiary to hold Sterling’s interest in the Claims and transfers such interest to the subsidiary.

The names, tenure numbers, date of recording and expiration date of our four claims, which total approximately 250 acres and which were selected for acquisition due to cost, previously recorded exploration work, and because the Claims are not located in an environmentally sensitive region is as follows:

Claim Name	Tenure Number	Recording Date	Expiry Date
Bell 1	362113	April 24, 1998	April 24, 2004
Bell 2	362114	April 24, 1998	April 24, 2004
Bell 3	362115	April 24, 1998	April 24, 2004
Bell 4	362116	April 24, 1998	April 24, 2004

To date we have not performed any work on the Claims. To date we have spent $332.00 on research and development activities such sum being paid for the printing and minor re-drafting of the Geological Report On The Bell 1-4 Mineral Claims which was originally written for another company. The report was then presented to Mr. Doutaz for review without any contractual obligations. On September 24, a work crew went to the site of the claims to commence phase I of the planned three phase exploration program. To date, we have advanced a total of $28,000 towards the cost of the first phase program. The crew is expected to have completed their work by approximately October 12, 2003. Samples will be sent to a laboratory for geochemical analysis and the preparation of a new report on the work accomplished will then be commenced.

We have engaged the services of Mr. R. T. Heard, P. Eng., author of the initial report, to perform the phase I work on the Claims. Mr. Heard is a registered Professional Engineer in good standing in the Association of Professional Engineers and Geoscientists of British Columbia. He is a graduate of Haileybury School of Mines, (1958) and of the Montana College of Mineral Science and Technology, Butte, Montana. He holds a B. Sc. in Geological Engineering, (1971) and has practiced his profession as an Exploration Geologist for over 40 years and as a Professional Engineer for the past 28 years.

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

Under British Columbia law, if the ownership of the Claims were to be passed to us and the deed of ownership were to be recorded in our name, we would have to pay a minimum of $500 and file other documents since we are a foreign company in Canada. We would also be required to form a British Columbia company that contains a board of directors, a majority of which would have to be British Columbia residents and obtain audited financial statements for that company. We have decided that if gold and silver is discovered on the Claims and it appears it might be economical to remove the gold and silver, we will record the deed of ownership, pay the additional tax and file as a foreign Company or establish a corporate subsidiary in British Columbia. The decision to record or not record is solely within our province.

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

Employees

Initially, we are using the services of subcontractors for manual labour exploration work on our properties and Mr. R.T. Heard, to manage the exploration program as outlined in his report. Mr. Heard is not a consultant to Sterling; rather he is the author of the report on the Bell Claims. On September 25, 2003, we retained the services of Mr. Heard. On the following day, he lead a team onto the claims and has commenced phase I of the work program outlined in his report.

We intend to hire geologists, engineers and excavation subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of them.

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

Risks

At present we do not know whether or not the Claims contain commercially exploitable reserves of gold or any other valuable mineral. Additionally, the proposed expenditures to be made by us in the exploration of the Claims may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other conditions involved in mineral exploration often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

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

Results of Operations

The Company was incorporated on September 13, 2001. Comparative periods for the three months ended August 31, 2003 and August 31, 2002 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on September 13, 2001 to August 31, 2003 was $44,000 as a result of proceeds received from sales of our common stock.

The Company did not generate any revenues from operations for the quarter or three months ending August 31, 2003 or the quarter or three months ended August 31, 2002.

During the quarter ended August 31, 2003, the Company incurred operating expenses of $3,931 for the quarter as compared to $8,330 for the 2002 quarter and a total of $34,304 since inception. Costs were higher in the previous year as a result of audit expenses and higher legal costs as the result of the filing of an SB-2 registration statement with the SEC. Expenses for the quarter consisted primarily of general and administrative expenses of $3,581 versus $7,730 for 2002, and contributed expenses of $350 versus $600 for 2002. Since inception, Sterling has expended $28,576 on general and administrative costs, $3,550 has been allocated to contributed services and rent, $678 was spent on office expenses incurred by a related party and $1,500 was charged to stock based compensation for organizational expenses.

During the quarter, Sterling sold 200,000 shares of its common stock at a price of $0.05 to a total of eleven (11) places as part of its SB-2 registration statement offering for gross proceeds of $10,000. Subsequent to the end of the quarter, Sterling sold an additional 860,000 shares of its common stock for proceeds of $43,000. The offering closed on September 25, 2003 with a total of 1,060,000 shares being sold to 29 placees for proceeds of $53,000. All of the placees are at arms-length to Sterling. Following the sale of shares, Sterling has 11,360,000 common shares issued and outstanding.

The Company continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. The first phase of the exploration program on the Bell Claims is expected to be completed during the second quarter of the current fiscal year and a report on the work accomplished is expected to be received prior to the end of December, 2003. The Company does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, includes attorneys and all technical consultants.

Plan of Operation

Sterling believes it can satisfy its cash requirements through the fiscal year end of May 31, 2004, from a private placement of $34,000 received during September, October and November of 2001 and from the sale of shares under an SB-2 registration statement that closed on September 25, 2003 having received proceeds of $53,000. As of August 31, 2003, we had $4,687 in working capital.

For the balance of the current fiscal year we will concentrate our efforts on completion of the planned phase I exploration program on the Bell Claims which is currently underway and is expected to be completed with a report being received by the Board of Directors before December 31, 2003. If Phase I of the exploration program is successful, we will shift activities to prepare for proceeding with Phase II in the summer of 2004. Following industry trends and demands, we are also considering the acquisition of other properties to conduct exploration works for gold. In either situation, a new public offering might be needed during that period.

We anticipate that phase 1 of the recommended geological exploration program will cost $29,000 based on the report and is a reflection of local costs for the specified type of work. This cost is made up of wages and fees, grid materials (pickets, paint, flagging etc.), helicopter and EM survey costs, diamond drilling, geological and geochemical supplies, assaying, camp equipment and operation costs.

Phase 2 will not be carried out until the Summer of 2004 and will be contingent upon favourable results from phase 1 and any specific recommendations therefrom. It will be directed towards continuation of the diamond drilling. The second phase may require up to two weeks work and will cost approximately $70,000 comprised of wages, fees and camp operations, diamond drilling assays and related. The cost estimate is based on the Report and is a reflection of local costs for the specified type of work. A further three months may be required for analysis and the preparation of a report and evaluation on the work accomplished.

We do not expect any changes or more hiring of employees since contracts are given to consultants and sub-contractor specialists in specific fields of expertise for the exploration works.

On July 26, 2002 Sterling filed a Form SB-2 registration statement with the Securities and Exchange Commission which became effective on April 14, 2003. As a result, Sterling became a reporting issuer under the Securities Exchange Act of 1934 and is now subject to the reporting requirements of the Exchange Act.

Liquidity and Capital Resources

As of end of the first quarter on August 31, 2003, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on September 13, 2001 to August 31, 2003 was $44,000 as a result of proceeds received from sales of our common stock.

Subsequent to the end of the quarter, Sterling sold an additional 860,000 shares of its common stock for proceeds of $43,000. The offering closed on September 25, 2003. Total proceeds from the sale of stock to the date of this report is $87,000.

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

We issued 1,060,000 shares of common stock through an SB-2 registration statement between July 10 and September 23, 2003 for cash consideration of $53,000.

As of August 31, 2003, our total assets which consist entirely of cash amounted to $7,307, and our total liabilities were $2,620. Working capital stood at $4,687.

For the quarter ended August 31, 2003, the net loss was $3,931 ($0.0004 per share). The loss per share was based on a weighted average of 10,408,333 common shares outstanding. For the three month period for 2002 the comparative numbers were a net loss of $8,330 and a loss per share of $0.0008. For the quarter ended August 31, 2003, the cumulative net loss from inception was $34,304 and the loss per share for the entire period was $0.0033 per share based on a weighted average of 10,408,333 common shares outstanding.

For the current and following quarter from September 01, 2003 to February 28, 2004 we plan on competing phase I of the planned exploration program at an estimated cost of $25,000 based on the report by R. T. Heard which reflects local costs for the specified type of work. On September 25, 2003 we completed and closed our SB-2 offering having received proceeds of $53,000. During the last quarter of the year, March 01 to May 31, 2004, we plan to analyze the results of the first phase of the exploration program on the Bell Claims and determine if and how we are to proceed from that point.

If Phase I is not successful, we will terminate the Option on the Claims and cease exploration. If Phase I is successful we would then proceed to Phase II in 2004 at an estimated cost of $70,000 also based on the recommendations of Mr. Heard’s report, which costs are again a reflection of local costs for the type of work program planned. We will proceed to Phase II only if we are also successful in being able to secure the capital funding required to complete Phase II. Similarly, if Phase II is not successful, we will terminate the Option on the Claims.

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

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended August 31, 2003. Inflation is moderately higher than it was during 2002 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

However, the relative rise in the Canadian Dollar, under which most of our expenditures are made, against the United States Dollar, will have a moderate impact on our costs of operation. Phase I of the planned exploration program (CA $41,000) was expected to cost the Company $25,000 using an exchange rate of CA $1.00 being approximately equal to US $0.6452 which was the approximate average exchange rate during the period the Company entered into the Option Agreement and the preparation of the report issued by Mr. Heard. As of August 31, 2003, the exchange rate had changed to CA $1.00 being approximately equal to US $0.74300. The effect on Sterling, if the rate remains at this level, is to increase the cost of Phase I from $25,000 to $29,000 – a 15% increase. This situation will have a significant impact on later phases of exploration should the US Dollar not regain at least a modicum of its value against the Canadian currency.

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

Item 2. Changes in Securities

The Company had 10,500,000 shares of common stock issued and outstanding as of August 31, 2003. As of the date of this report, Sterling has closed its SB-2 prospectus offering having sold an additional 860,000 shares of common stock. As a result, there are currently 11,360,000 shares of common stock issued and outstanding. Of these shares, 5,000,000 shares are held by an affiliate of the Company and none of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

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

The issuances discussed under this section are exempted from registration under Rule 504 of the Securities Act (“Rule 504”), Regulation S of the Securities Act (“Reg. S”) or Section 4 (2) of the Securities Act (“Section 4 (2)”), as provided. The issuance of 1,060,000 shares was made under Regulation SB through the filing of an SB-2 registration statement which became effective on April 14, 2003. All purchasers of the Company’s securities acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends. No underwriters were involved in connection with the sale of securities referred to in this report.

Item 3. Defaults Upon Senior Securities

The have been no defaults upon Sterling’s senior or other securities in the preceeding quarter.

Item 4. Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the preceeding quarter.

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on September 13, 2001 to August 31, 2003 was $44,000 as a result of proceeds received from sales of our common stock. Subsequent to August 31, 2003 and additional $43,000 was provided as the result of additional sales of common stock, During the period September 13, 2001 to August 31, 2003, the following table indicates how the use of those proceeds have been spent to date:

General & Administrative Costs	$28,576
Office Expenses	678
Other Costs	1,500
Total Use of Proceeds to August 31, 2003	$34,304

Common Stock

During the three-month period ended August 31, 2003, we issued 200,000 shares at a price of $0.05 per share for proceeds of $10,000. Subsequent to the end of the reporting period, Sterling issued an additional 860,000 shares for proceeds totaling and additional $43,000. As of August 31, 2003, there were 10,500,000 shares issued and outstanding and as of October 09, there were 11,360,000 shares outstanding.

Options

No options were granted during the three-month period ending August 31, 2003

Item 6. Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended August 31, 2003: NIL

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

Date: October 09, 2003

BY: /s/ “Brian C. Doutaz

Brian C. Doutaz
President, Chief Executive Officer, Principal Executive Officer, Director

BY: /s/ “James M. Hutchison”

James M. Hutchison
Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer, Director