Form 10QSB
period 2003-11-30
STERLING GROUP VENTURES INC
filed 2004-01-02
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended NOVEMBER 30, 2003

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________ to _________

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

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 11,360,000 common shares, $0.001 par value, issued and outstanding as of December 29, 2003

Transitional Small Business Format. Yes ☐  No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STERLING GROUP VENTURES, INC.
(A Development Stage Company)
Condensed Balance Sheet
(Unaudited)
November 30, 2003

Assets

Cash	$5,709

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$800
Total liabilities	800

Commitment and contingency (Note 5)	—

Shareholders’ equity (Note 4):
Common stock, $.001 par value; authorized 500,000,000 shares,
issued and outstanding 11,360,000 shares	11,360
Additional paid-in capital	71,040
Deficit accumulated during the development stage	(76,908)
Cumulative translation adjustment	(583)
Total shareholders' equity	4,909
$5,709

See accompanying notes to condensed financial statements

STERLING GROUP VENTURES, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					September 13,
					2001
					(Inception)
	Three Months Ended		Six Months Ended		Through
	November 30,		November 30,		November 30,
	2003	2002	2003	2002	2003
Costs and expenses:
General and administrative	$12,726	$6,328	$16,307	$10,659	$41,302
Unproven mineral interest exploration
costs (Note 5)	29,528	—	29,528	—	29,528
Rent contributed by affiliate (Note 2)	300	300	600	600	2,600
Services contributed by officer (Note 2)	50	550	100	1,100	1,300
Office expense, related party (Note 2)	—	—	—	—	678
Stock-based compensation (Note 2):
Organization expenses	—	—	—	—	1,500
	42,604	7,178	46,535	12,359	76,908

Loss before income taxes	(42,604)	(7,178)	(46,535)	(12,359)	(76,908)

Income tax provision (Note 3)	—	—	—	—	—
Net loss	$(42,604)	$(7,178)	$(46,535)	$(12,359)	$(76,908)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	11,360,000	10,300,000	10,688,095	10,300,000

See accompanying notes to condensed financial statements

STERLING GROUP VENTURES, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			September 13,
			2001
			(Inception)
	Six Months Ended		Through
	November 30,		November 30,
	2003	2002	2003
Net cash used in
operating activities	$(49,203)	$(12,486)	$(70,708)

Cash flows from financing activities:
Proceeds from the sale of common stock	53,000	—	87,000
Payments for offering costs	—	(10,000)	(10,000)
Net cash provided by (used in)
financing activities	53,000	(10,000)	77,000

Effect of exchange rate changes on cash	(603)	—	(583)
Net change in cash	3,194	(22,486)	5,709

Cash, beginning of period	2,515	30,373	—

Cash, end of period	$5,709	$7,887	$5,709

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

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

An officer contributed services to the Company during the six months ended November 30, 2003. The services are recorded in the accompanying financial statements based on the prevailing rates for such services, which equaled $50 per hour based on the level of services performed. The services are reported as “services contributed by officer” with a corresponding credit to “additional paid-in capital”.

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

STERLING GROUP VENTURES, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

NOTE 4: SHAREHOLDERS’ EQUITY

The Company’s Form SB-2 registration statement, which offered for sale up to 2,000,000 shares of the Company’s common stock at $.05 per share, was declared effective by the Securities and Exchange Commission on April 14, 2003. During the six months ended November 30, 2003, the Company sold 1,060,000 shares of its common stock for proceeds totaling $53,000. The Company closed the offering on September 25, 2003.

Following is a schedule of changes in shareholders’ equity for the six months ended November 30, 2003:

				Deficit
				Accumulated
			Additional	During the	Cumulative
	Common stock		Paid-In	Development	Translation
	Shares	Par Value	Capital	Stage	Adjustment	Total
Balance, June 1, 2003	10,300,000	$10,300	$28,400	$(30,373)	$20	$8,347
Sale of common stock, less $ 10,000
of offering costs	1,060,000	1,060	41,940	-	-	43,000
Office space contributed by affiliate	-	-	600	-	-	600
Services contributed by officer	-	-	100	-	-	100
Comprehensive loss:
Net loss	-	-	-	(46,535)		(46,535)
Cumulative translation adjustment	-	-	-	-	(603)	(603)
Comprehensive loss	-	-	-	-	-	(47,138)
Balance, November 30, 2003	11,360,000	$11,360	$71,040	$(76,908)	$(583)	$4,909

NOTE 5: OPTION AGREEMENT ON UNPROVEN MINERAL INTEREST

On May 17, 2002, the Company and Mayan Minerals Ltd., a British Columbia corporation, (Mayan), entered into an Option to Purchase and Royalty Agreement (the “Option Agreement”) which was amended on August 30, 2002. A Trust Agreement and Amendment thereof between Sterling and its president (see Note 2) was established to avoid having to pay additional fees and establish a subsidiary at this early stage of the Company’s corporate development. The Trust Agreement was amended on September 20, 2002. Under the terms of the Option Agreement, Mayan granted to the Company the sole and exclusive right and option to acquire an undivided 100 percent of the right, title and interest of Mayan in the unproven Bell 1-4 Mineral Claims, subject to Mayan receiving annual payments and a royalty, in accordance with the terms of the Agreement, as follows:

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

During the six months ended November 30, 2003, the Company incurred $29,528 (CDN$40,000) in exploration expenditures.

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

Foreign Currency and Exchange Rates

Dollar costs of Sterling’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.33 or CA $1.00 being approximately equal to US $0.7500 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING NOVEMBER 30, 2003 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB

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

On May 17, 2002, Brian C. Doutaz, our President and a member of the board of directors, acting as Trustee on our behalf, optioned one mineral property containing four mining claims in British Columbia, Canada by entering into an Option To Purchase And Royalty Agreement and Amendment thereof with Mayan Minerals Ltd., the beneficial owner of the Claims, title of which is held by Angel Jade Mines Ltd., each being private arms-length British Columbia companies, to acquire the Claims by making expenditures and carrying out exploration work on the Claims. A Trust Agreement between Sterling and Mr. Doutaz was established to avoid having to pay additional fees and establish a subsidiary at this early stage of our corporate development.

Under the terms of the option agreement and the amendment thereof, Mayan granted to Sterling the sole and exclusive right and option to acquire an undivided 100 percent of the right, title and interest of Mayan in the Bell 1-4 Mineral Claims, subject to Mayan receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

  Sterling must incur exploration expenditures on the Claims of a minimum of $29,500 by November 30, 2003;
  Sterling must pay Mayan $75,000 by January 1, 2004;
  Sterling must incur exploration expenditures on the Claims of a further $75,000 (for aggregate minimum exploration expenses of $104,500) by November 30, 2004; and

  Upon exercise of the option, Sterling is required to pay to Mayan, commencing January 1, 2005, the sum of $75,000 per annum.

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
    January 01, 2006, unless on or before that date, Sterling terminates in writing the option agreement; or
    the date on which Sterling incorporates a British Columbia subsidiary to hold Sterling’s interest in the Claims and transfers such interest to the subsidiary.

The names, tenure numbers, date of recording and expiration date of our four claims, which total approximately 250 acres and which were selected for acquisition due to cost, previously recorded exploration work, and because the Claims are not located in an environmentally sensitive region are as follows:

Claim Name	Tenure Number	Recording Date	Expiry Date
Bell 1	362113	April 24, 1998	April 24, 2004
Bell 2	362114	April 24, 1998	April 24, 2004
Bell 3	362115	April 24, 1998	April 24, 2004
Bell 4	362116	April 24, 1998	April 24, 2004

To date we have completed the physical work on the Claims as required under the phase I program of the exploration program at a cost of $29,500. However, we have not received the written report on the evaluation of the Claims and will not likely receive it until some time in early 2004. In addition, we have spent $332.00 on research and development activities such sum being paid for the printing and minor re-drafting of the Geological Report On The Bell 1-4 Mineral Claims which was originally written for another company. The report was then presented to Mr. Doutaz for review without any contractual obligations. On September 24, a work crew went to the site of the claims to commence phase I of the planned three phase exploration program. To date, we have advanced a total of $29,500 towards the cost of the first phase program. The crew completed their work on approximately October 12, 2003. Samples will be sent to a laboratory for geochemical analysis and the preparation of a new report on the work accomplished will then be commenced.

We engaged the services of Mr. R. T. Heard, P. Eng., author of the initial report, to perform the phase I work on the Claims. Mr. Heard is a registered Professional Engineer in good standing in the Association of Professional Engineers and Geoscientists of British Columbia. He is a graduate of Haileybury School of Mines, (1958) and of the Montana College of Mineral Science and Technology, Butte, Montana. He holds a B. Sc. in Geological Engineering, (1971) and has practiced his profession as an Exploration Geologist for over 40 years and as a Professional Engineer for the past 28 years.

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

Employees

Initially, we are using the services of subcontractors for manual labour exploration work on our properties and Mr. R.T. Heard, to manage the exploration program as outlined in his report. Mr. Heard is not a consultant to Sterling; rather he is the author of the report on the Claims. On September 23, 2003, Mr. Heard lead a team onto the claims and commenced phase I of the work program as outlined in his report.

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

Finally, even if our exploration program is successful we may not be able to obtain commercial production. If our exploration program is successful and commercial quantities of ore are discovered we will require significant amounts of additional funds to place the Claims into commercial production. Should we be unable to raise additional funds to put the Claims into production we would be unable to see the Claims evolve into an operating mine and we would have to cease business operations.

Results of Operations

The Company was incorporated on September 13, 2001. Comparative periods for the three months and six months ended November 30, 2003 and November 30, 2002 are presented in the following discussion.

Since inception, we have used our common stock to raise money for exploration work on our optioned mining claims, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on September 13, 2001 to November 30, 2003 was $87,000 as a result of proceeds received from sales of our common stock.

The Company did not generate any revenues from operations for the quarter or six months ending November 30, 2003 or the quarter or six months ended November 30, 2002.

During the quarter ended November 30, 2003, the Company incurred operating expenses of $42,604 as compared to $7,187 for the 2002 quarter ($46,535 for the six month period in 2003 versus $12,359 for the same period in 2002) and a total of $76,908 since inception. Costs were higher in the current year as a result of the expenditure of funds on the first phase of the planned three phase exploration program on Sterling’s optioned Claims. Expenses for the quarter consisted primarily of mineral exploration costs of $29,528 ($0 in all preceding periods), general and administrative expenses of $12,726 versus $6,328 for 2002 ($16,307 for the six month period in 2003 versus $10,659 for the same period in 2002), and contributed expenses of $350 versus $850 for 2002 ($700 for the six month period in 2003 versus $1,700 for the same period in 2002). Since inception, Sterling has expended $29,528 on unproven mineral interest exploration costs, $41,302 on general and administrative costs, $3,900 has been allocated to contributed services and rent, $678 was spent on office expenses incurred by a related party and $1,500 was charged to stock based compensation for organizational expenses.

During the preceding quarter, Sterling sold 200,000 shares of its common stock at a price of $0.05 to a total of eleven (11) places as part of its SB-2 registration statement offering for gross proceeds of $10,000. During the current quarter, Sterling sold an additional 860,000 shares of its common stock for proceeds of $43,000. The offering closed on September 25, 2003 with a total of 1,060,000 shares being sold to twenty-nine (29) placees for proceeds of $53,000. All of the placees are at arms-length to Sterling. Following the sale of shares, Sterling has 11,360,000 common shares issued and outstanding.

The Company continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. The physical portion of the first phase of the exploration program on the Bell Claims was completed during the current quarter year and a report on the work accomplished is expected to be received prior to the end of February, 2004. The Company does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, includes attorneys and all technical consultants.

Plan of Operation

Sterling believes it can satisfy its cash requirements through the fiscal year end of May 31, 2004, from a private placement of $34,000 received during September, October and November of 2001 and from the sale of shares under an SB-2 registration statement that closed on September 25, 2003 having received proceeds of $53,000. As of November 30, 2003, we had $4,909 in working capital.

For the balance of the current fiscal year we will concentrate our efforts on completion of the planned phase I exploration program on the Bell Claims which is currently underway and is expected to be completed with a report being received by the Board of Directors before February 28, 2004. If Phase I of the exploration program is successful, we will shift activities to prepare for proceeding with Phase II in the summer of 2004. Following industry trends and demands, we are also considering the acquisition of other properties to conduct exploration works for gold. In either situation, a new public offering might be needed during that period.

Phase 1 of the recommended geological exploration program cost $29,500 based on the report and is a reflection of local costs for the specified type of work. This cost was made up of wages and fees, grid materials (pickets, paint, flagging etc.), helicopter and EM survey costs, diamond drilling, geological and geochemical supplies, assaying, camp equipment and operation costs.

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

Liquidity and Capital Resources

As of end of the first quarter on November 30, 2003, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock to raise money for exploration costs on our optioned mineral claims, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on September 13, 2001 to November 30, 2003 was $87,000 as a result of proceeds received from sales of our common stock.

During the quarter, Sterling sold 860,000 shares of its common stock for proceeds of $43,000 under an SB-2 registration statement. The offering closed on September 25, 2003. Total proceeds from the sale of stock to the date of this report is $87,000.

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

As of November 30, 2003, our total assets which consist entirely of cash amounted to $5,709, and our total liabilities were $800. Working capital stood at $4,709.

For the quarter ended November 30, 2003, the net loss was $42,604 ($0.00375 per share). The loss per share was based on a weighted average of 11,360,000 common shares outstanding. For the same period for 2002 the comparative numbers were a net loss of $7,178 and a loss per share of $0.0007 based on a weighted average of 10,300,000 common shares outstanding. For the six months ended November 30, 2003, the cumulative net loss from inception was $76,908 and the loss per share for the entire period was $0.0072 per share based on a weighted average of 10,688,095 common shares outstanding.

For the current, third, quarter from December 01, 2003 to February 28, 2004 we plan on receiving a report on the results of phase I of the exploration program by R. T. Heard based on the findings of the physical work carried out in September and October, 2003. On September 25, 2003 we completed and closed our SB-2 offering having received proceeds of $53,000. During the last quarter of the year, March 01 to May 31, 2004, we plan to analyze the results of the first phase of the exploration program on the Bell Claims and determine if and how we are to proceed from that point.

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

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended November 30, 2003. Inflation is moderately higher than it was during 2002 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

However, the relative rise in the Canadian Dollar, under which most of our expenditures are made, against the United States Dollar, will have an impact on our costs of operation. Phase I of the planned exploration program was expected to cost Sterling $25,000 using an exchange rate of CA $1.00 being approximately equal to US $0.6452 which was the approximate average exchange rate during the period we entered into the option agreement and the preparation of the report issued by Mr. Heard. As of November 30, 2003, the exchange rate had changed to CA $1.00 being approximately equal to US $0.7500. The effect on Sterling was to increase the cost of Phase I from $25,000 to $29,500 – an 18% increase. This situation will have a significant impact on later phases of exploration should the US Dollar not regain at least a modicum of its value against the Canadian currency.

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

Item 2. Changes in Securities

The Company had 11,360,000 shares of common stock issued and outstanding as of November 30, 2003 and December 29, 2003. Of these shares, 5,000,000 shares are held by an affiliate of the Company and none of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

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

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on September 13, 2001 to November 30, 2003 was $87,000 as a result of proceeds received from sales of our common stock. During the period from inception on September 13, 2001 to November 30, 2003, the following table indicates how the use of those proceeds have been spent to date:

General & Administrative Costs	$40,502
Unproven Mineral Exploration Costs	29,528
Office Expenses	678
Other Costs	1,500
Total Use of Proceeds to November 30, 2003	$72,208

Common Stock

During the three-month period ended November 30, 2003, we issued 860,000 shares for proceeds totaling $43,000. As of November 30, 2003, there were 11,360,000 shares issued and outstanding and as of December 29, there were 11,360,000 shares outstanding.

Options

No options were granted nor exercised during the three-month period ending November 30, 2003

Item 6. Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended November 30, 2003: NIL

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

Sterling Group Ventures, Inc.
(Registrant)

Date: December 29, 2003	By:	/s/ Brian C. Doutaz

Brian C. Doutaz
President, Chief Executive Officer, Principal Executive Officer, Director

Date: December 29, 2003	By:	/s/ James M. Hutchison

James M. Hutchison
Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer, Director