Form 10QSB
period 2004-02-29
STERLING GROUP VENTURES INC
filed 2004-04-14
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Act Of 1934

For the quarterly period ended February 29, 2004

Commission file number: 333-97187

STERLING GROUP VENTURES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	72-1535634
(State or other jurisdiction of	(IRS Employee Identification No.)
incorporation or organization)

Suite 900 - 789 West Pender Street, Vancouver, B.C. V6C 1H2
(Address of principal executive offices)

(604) 893-8891
(Issuer's telephone number)

12880 Railway Avenue, Unit 35, Richmond, BC V7E 6G4
(former address if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.001 par value	38,016,000
(Class)	(Outstanding as of April 13, 2004)

STERLING GROUP VENTURES, INC.
FORM 10-QSB
INDEX

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STERLING GROUP VENTURES, INC.
CONSOLIDATED BALANCE SHEETS

	February 29,	May 31,
Stated in U.S. dollars	2004	2003
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$276,924	$-
Prepaid expenses	2,000	-

Total Assets	$278,924	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and other accrued liabilities	$8,848	$9,240

Commitments and Contingencies	-	-

Stockholders' Equity
Common Stock : $0.001 Par Value
Authorized : 500,000,000
Issued and Outstanding : 36,360,000 (May 31, 2003: 25,000,000)	36,360	1
Additional Paid In Capital	334,639	1,881
Subscription received but shares not issued	290,000	-
Accumulated Other Comprehensive Loss	(583)	-
Accumulated Deficit	(390,340)	(11,122)

Total Stockholders' Equity	270,076	(9,240)

Total Liabilities and Stockholders' Equity	$278,924	$-

STERLING GROUP VENTURES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three-month and nine-month periods ended February 29, 2004 and February 28, 2003 and for the period from July 27, 1994 (date of inception) to February 29, 2004
(Unaudited )

					July 27, 1994
					(Date of
	Three Months Ended		Nine Months Ended		Inception) to
	February 29,	February 28,	February 29,	February 28,	February 29,
Stated in U.S. dollars	2004	2003	2004	2003	2004

Revenue
Interest income	$7	$-	$7	$-	$7

Expenses
Consulting fees	368,640	-	368,640	-	368,640
Filing fees	1,627	215	3,187	645	12,809
Foreign exchange loss	207	-	207	-	207
General and administrative	560	-	560	-	560
Legal and professional fees	929	125	1,429	375	2,929
Shareholders relations	3,952	-	3,952	-	3,952
Transfer agent fees	1,250	-	1,250	-	1,250
	377,165	340	379,225	1,020	390,347

Net loss for the period	$(377,158)	$(340)	$(379,218)	$(1,020)	$(390,340)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding	27,122,198	25,000,000	25,704,818	25,000,000

STERLING GROUP VENTURES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the period from July 27, 1994 (date of inception) to February 29, 2004
(Unaudited )

						Accumulated
		Stock	Additional	Subscription		Other
	Common	Amount At	Paid In	received but	Accumulated	Comprehensive
Stated in U.S. dollars	Shares	Par Value	Capital	not issued	Deficit	Income	Total

Issuance of common stock to Founder	5,000,000	$5,000	-	-	-	-	$5,000

Issuance of common stock	5,300,000	5,300	25,200	-	-	-	30,500

Rent contributed by an affiliate	-	-	800	-	-	-	800

Net loss for the years ended May 31, 2002	-	-	-	-	(8,063)	-	(8,063)

Translation Adjustments	-	-	-	-	-	6	6

Balance, May 31, 2002	10,300,000	$10,300	$26,000	$-	$(8,063)	$6	$28,243

Rent contributed by an affiliate	-	-	1,200	-	-	-	1,200

Services contributed by an officer	-	-	1,200	-	-	-	1,200

Net loss for the years ended May 31, 2003	-	-	-	-	(22,310)	-	(22,310)

Translation Adjustments	-	-	-	-	-	14	14

Balance, May 31, 2003	10,300,000	$10,300	$28,400	$-	$(30,373)	$20	$8,347

Issuance of common stock, net of offering costs of $ 10,000	1,060,000	1,060	41,940	-	-	-	43,000

Issuance of common stock to effect acquisition of Micro	25,000,000	25,000	-	-	-	-	25,000

Elimination of deficit and incorporation of assets	-	-	(105,042)	-	19,251	-	(85,791)

Stock options granted to consultants in January 2004	-	-	368,641	-	-	-	368,641

Subscription received but shares not issued	-	-	-	290,000	-	-	290,000

Rent contributed by an affiliate	-	-	600	-	-	-	600

Services contributed by an officer	-	-	100	-	-	-	100

Net loss for the period from June 1, 2003 to February 29, 2004	-	-	-	-	(379,218)	-	(379,218)

Translation Adjustments	-	-	-	-	-	(603)	(603)

Balance, February 29, 2004	36,360,000	$36,360	$334,639	$290,000	$(390,340)	$(583)	$270,076

STERLING GROUP VENTURES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended February 29, 2004 and February 28, 2003
and for the period from July 27, 1994 (date of inception) to February 29,
(Unaudited )

			July 27, 1994
			(Date of
			Inception) to
	February 29,	February 28,	February 29,
Stated in U.S. dollars	2004	2003	2004

Cash flows from operating activities
Net loss for the period	$(379,218)	$(1,020)	$(390,340)
Adjustments to reconcile net loss to net cash
Provided by (Used in) operating activities
Stock compensation expenses	368,640	-	368,640
Translation adjustment	(603)	-	(603)
Changes in assets and liabilities
Prepaid expenses	(2,000)	-	(2,000)
Accounts payable and accrued liabilities	105	1,020	9,345

Net cash provided by operating activities	(13,076)	-	(14,958)

Cash flows from financing activities
Common stock	-	-	1
Amounts contributed by director	-	-	1,881
Subscription received but shares not issued	290,000	-	290,000

Net cash flows used in financing activities	290,000	-	291,882

Net increase in cash and cash equivalents	276,924	-	276,924

Cash and cash equivalents - beginning of period	-	-	-

Cash and cash equivalents - end of period	$276,924	$-	$276,924

Supplemental Information :

Cash paid for :
Interest	$-	$-	$-
Income taxes	-	-	-

STERLING GROUP VENTURES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2004
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended May 31, 2003 included in its Annual Report on Form 10-KSB.

The unaudited condensed consolidated financial statements include Sterling Group Ventures, Inc. (“the Company”) and its two wholly owned subsidiaries, Micro Express Holdings Inc. and Micro Express Ltd. Significant inter-company transactions and accounts have been eliminated.

2.   Significant Accounting Policies

(a) Mineral Exploration and Development Costs

Mineral exploration costs are expensed as incurred. Mineral property development costs are capitalized and depleted based upon estimated proven and probable recoverable reserves.

Periodically, the Company assesses the carrying value of its development costs, property and equipment for impairment by comparing estimated undiscounted cash flows expected to be generated from such assets with their net book value. If net book value exceeds estimated cash flows, the asset is written down to fair value.

3. Reverse Acquisition

On January 21, 2004, the Company’s Board of Directors approved to acquire all the issued and outstanding shares of Micro Express Ltd. (“Micro”) for 25,000,000 common shares of the Company. Micro is a company incorporated in British Virgin Islands and has been inactive since incorporation until year 2003 and has then been involved in exploration of mineral properties in People’s Republic of China (“China”). Micro has entered into several agreements to develop industrial mineral properties in China.

STERLING GROUP VENTURES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2004
(Unaudited)

3. Reverse Acquisition - Continued

Upon incorporation of February 25, 2004, Micro Express Holdings Inc. (“Micro Holdings”) became the holding company of Micro through transfer of the shares of Micro from the Company to Micro Holdings.

The business combination has been accounted for as a reverse acquisition whereby the purchase method of accounting has been used with Micro being the accounting parent and the Company being the accounting subsidiary. These consolidated financial statements include the operations of the Company, being the accounting subsidiary, from the date of acquisition. The net liabilities of the Company at fair value at the date of acquisition were as follows:

Current assets	$1,662
Current liabilities	(1,768)
Net liabilities acquired	$(106)

The results of operations of the accounting subsidiary for the period from June 1, 2003 to January 21, 2004 (the date of the reverse acquisition) are summarized as follows:

Revenue	$-

Expenses
Legal and accounting fees	4,835
Consulting fees	4,000
Exploration costs	29,528
Stock transfer and filing fees	2,145
Travel	1,929
Office and miscellaneous	17,948
51,550
Net income for the period	$(51,550)

The Company’s comparative consolidated financial statements, and its financial results for the nine months period ended February 29, 2003, represent the financial position, results of operations and cash flows of Micro.

STERLING GROUP VENTURES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2004
(Unaudited)

4.   Mineral Properties

(a)   Jiajika Spodumene Joint Venture

On September 16, 2003, the Company, through Micro, entered into an agreement with a Chinese partner to acquire at least 75% interest in a 30-year mining joint venture company, which will hold the mining licenses to develop the Jiajika spodumene property located in Sichuan Province of China for the extraction of lithium and lithium salts. The Company is required to contribute through Micro an estimated $62,000,000 Chinese Yuan (US$7,500,000) to earn its 75% interest. As of February 29, 2004, no funds have been contributed. The Company is waiting for a mining permit to be issued to its Chinese partner before cash contributions are made.

(b)   Daoxian Lithium Joint Venture

On November 15, 2003, the Company, through Micro, entered into a Letter of Intent with a Chinese partner to earn a 90% interest in a 30-year mining joint venture company, which will hold the rights to develop the Daoxian lithium–rubidium property located in Hunun Province of China. The Company shall contribute the total investment in the project. The amount of this investment will be determined by a pre-feasibility study. The Company has agreed to sign a formal joint venture agreement within 90 days. As of February 29, 2004, no funds have been contributed.

(c)   Lushi Spodumene Property

On December 28, 2003, the Company, through Micro, entered into a Letter of Intent to earn an interest of between 90% to 92% in a 30-year mining joint venture, which will hold the rights to develop the Lushi spodumene property located in Henan Province, China. The Company shall contribute the total investment in the project. The amount of the investment will be determined by a pre-feasibility study. The Company and the Chinese partner have agreed to sign a formal contract before July 2004. As of February 29, 2004, no funds have been contributed.

5.   Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The effect of outstanding stock options was not included as the effect would be antidilutive.

STERLING GROUP VENTURES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2004
(Unaudited)

5.   Basic and Diluted Earnings (Loss) Per Share - Continued

All references to loss per common share, weighted average number of common shares outstanding and common shares issued and outstanding, have been restated to reflect the impact of the reverse acquisition on a retroactive basis.

6.   Capital Stock, Options and Share Purchase Warrants

(a)   Capital Stock

On February 17, 2004, the Company issued 25,000,000 shares for the reverse acquisition of Micro.

The Company has arranged a non-brokered private placement of up to 5,000,000 units at $0.50 per unit for total proceeds of $2,500,000. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one common share for two years, at $0.50 per share in the first year or $0.75 in the second year. Upon exercising of the warrant, holder of each unit will have one additional non-transferable share purchase warrant at $1.00 for another year. A 7% finder's fee will be paid in units with the same terms.

As of February 29, 2004, the Company has received subscriptions of $290,000 for 580,000 units but the related shares and share purchase warrants have not been issued.

(b)   Stock Options

On February 3, 2004, the Board of Directors of the Company has approved the 2004 Stock Option Plan which allows the Company to grant up to 3,636,000 stock options as an incentive to directors, officers, employees and consultants.

During the nine months period ended February 29, 2004, the Company granted 2,100,000 fully vested stock options to directors and officers on February 3, 2004 at an exercise price of $0.50 each with an expiry date of February 3, 2009.

The Company accounts for its stock based compensation plans using the intrinsic value method whereby no compensation costs have been recognized in the financial statements for stock options granted to employees and directors. If the fair value method had been used for options granted, a fair value of $504,000 would be recorded as compensation expenses. The Company’s net loss and net loss per share would approximate the following pro-forma amounts:

STERLING GROUP VENTURES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2004
(Unaudited)

6.   Capital Stock, Options and Share Purchase Warrants – Continued

(b)   Stock Options - Continued

	Three months ended		Nine months ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003

Compensation cost for the period	$504,000	$-	$504,000	$-
Net loss :
As reported	(377,158)	(340)	(379,218)	(1,020)
Pro-forma	(881,158)	(340)	(883,218)	(1,020)
Net loss per common share:
As reported	(0.01)	(0.00)	(0.01)	(0.00)
Pro-forma	(0.03)	(0.00)	(0.03)	(0.00)

During the nine months period ended February 29, 2004, the Company also granted 1,536,000 fully vested stock options to consultants on February 3, 2004 at an exercise price of $0.50 each with an expiry date of February 3, 2009. The fair value of options granted to non-employees and non-directors is $368,640 and has been recorded as compensation expenses for the quarter ended February 29, 2004.

The fair value of each option grant is $0.24 and was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the options granted on February 3, 2004: dividend yield of 0%, expected volatility of 51.15%, risk-free interest rate of 3.26%, and an expected life of 5 years.

(c) Share Purchase Warrants

During the nine months period ended February 29, 2004, no share purchase warrants were issued, exercised or cancelled. As of February 29, 2004, the Company has no outstanding share purchase warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

The information presented here should be read in conjunction with Sterling Group Venture Inc.'s financial statements and other information included in this Form 10-QSB. When used in this Form 10-QSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Plan of Operations

On January 20, 2004 the Company completed the acquisition of all of the issued and outstanding shares of Micro Express Ltd., a British Virgin Islands corporation (“Micro”) pursuant to an Acquisition Agreement, filed as an exhibit to a Form 8-K on Januray 28, 2004. Pursuant to the transaction, the Company issued an aggregate of 25,000,000 shares of common stock to the stockholders of Micro in exchange for 100% of the shares of Micro common stock.

Micro is a party to an agreement with Sichuan Province Mining Ltd, which is 40% held by the Bureau of Sichuan Geology and Resources of the Sichuan Government. Under the terms of the agreement, Micro has the right to acquire at least 75% of the shares of a cooperative joint venture company to be formed and which will hold the necessary mining licenses (5). The business of the joint venture company is to develop the Jiajika spodumene property for the extraction of lithium, lithium salts, and other minerals. The initial capacity of the company is 900,000 tonnes/annum. The spodumene concentrate expected to be produced is 176,000 tonnes/annum and tantalum concentrate is 166 tonnes/annum. The total investment required is estimated at 238 million Chinese Yuan. The initial registered capital is 83 million Chinese Yuan, 35% of the total investment. Sichuan Mining Ltd. will contribute 21 million Chinese Yuan including the mining permits to hold 25% of the JV company. Micro will contribute 62 million Chinese Yuan (US$7,500,000) to hold 75% of the JV company. So far no funds have been contributed. The Company is waiting for a mining permit to be issued to its Chinese partner before cash contributions are made.

Micro signed a letter of intent with Hunan Daoxian County Local Government to develop the lithium/rubidium mine in Daoxian, Hunan Province. The Hunan County will contribute a mining license and earn 10% of the 30 year mining joint venture to be formed. Micro will earn a 90% interest by developing and putting the lithium mine into production. The Company is to contribute all of the funds necessary to do this, and the amount of funding required will be determined by a pre-feasibility study. To date no funds have been contributed.

The Company also entered into a letter of intent to earn an interest of between 90 to 92% of a 30 year mining joint venture, which will hold the rights to develop the Lushi spodumene property in Henan Province of China. The Company must contribute the total amount of funding required for development of the mine under the terms of the letter of intent. The amount of funding is to be determined by a pre-feasibility study. No funds have been advanced yet.

Results of Operations

The Company has had no operations during the three-month period ended February 29, 2004. The Company received no revenue and incurred expenses of $377,165 stemming from consulting fees, and general and administrative expenditures as compared to $340 for the same period of last year. The increase of $376,825 was mainly due to the compensation expenses incurred from the granting of incentive stock options to consultants. The fair value of options granted to non-employees and non-directors was $368,640, however, this amount consisted of options granted and was not a cash expenditure.

The Company expects the trend of losses to continue at an increasing rate until we can achieve commercial production on some of the mineral properties, of which there can be no assurance.

Liquidity and Working Capital

As of February 29, 2004, the Company had total current assets of $276,924 and total liabilities of $8,848. The Company has a working capital surplus of $268,076 as a result of a private placement of $290,000 in the quarter.

As of February 29, 2004, the Company received $290,000 through the subscription of 580,000 Units that consist of one common share and a warrant entitling the investor to purchase an additional common share for $0.50 in the first year and $0.75 in the second year.

The Company has no other capital resources other than the ability to use its common stock to achieve additional capital or exercise of the warrants by the holders.

Limited Operating History; Anticipated Losses; Uncertainty of Future Results

Sterling Group Ventures Inc. has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving distribution methods with which the Company intends to operate and the acceptance of the Company's business model. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of its products. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol SGGV. As of February 29, 2004, there were approximately 36,360,000 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future.

Management of Growth

The Company's future success depends upon its ability to raise adequate financing to meet its mineral exploration and operation expenses. This need to manage its expenses will place a significant strain on the Company's management and operational resources. If the Company is unable to manage its expenses effectively, the Company's business, results of operations, and financial condition will be materially adversely affected.

Need for Additional Financing

The Company believes it has sufficient capital to meet its short-term cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. However, if losses continue it may have to seek loans or equity placements to cover longer term cash needs to continue operations and expansion.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover operation expenses.

If future operations are unprofitable, it will be forced to develop another line of business, or to finance its operations through the sale of assets it has, or enter into the sale of stock for additional capital, none of which may be feasible when needed. The Company has no specific management ability or financial resources or plans to enter any other business as of this date.

The effects of inflation have not had a material impact on its operation, nor is it expected to in the immediate future.

Political Risks

The market in China is monitored by the government, which could impose taxes or restrictions at any time which would make operations unprofitable and infeasible and cause a write-off of investment in the mineral properties. Other factors include political policy on foreign ownership, political policy to open the doors to foreign investors, and political policy on mineral claims and metal prices.

Market Risk

The Company does not hold any derivatives or other investments that are subject to market risk. The carrying values of any financial instruments, approximate fair value as of those dates because of the relatively short-term maturity of these instruments which eliminates any potential market risk associated with such instruments.

Other Risks and Uncertainties

The business of mineral deposit exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. At present, none of the Company’s properties has a known body of commercial mineral deposit. Other risks facing the Company include competition, reliance on third parties and joint venture partners, environmental and insurance risks, political and environmental instability, statutory and regulatory requirements, fluctuations in mineral prices and foreign currency, share price volatility, title risks, and uncertainty of additional financing.

The Company has sought to identify what it believes to be the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurances that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to the Company's stock.

Outlook

Once the Company’s Chinese joint venture partner receives the mining permits to develop the Jiajika spodumene property, the Company will concentrate its efforts on raising the US$7,500,000 necessary to earn its 75% interest.

The pre-feasibility studies for the Hunan and Lushi properties will determine to what extent, if any, the required funding will be for those properties.

ITEM 3. CONTROLS AND PROCEDURES

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of May 31, 2003, the date of their last annual report on Form 10KSB, and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Private Placement

The Company has arranged a non-brokered private placement of up to 5,000,000 units at $0.50 per unit for total proceeds of $2,500,000. Each unit will consist of one common share and one non-transferable share purchase warrant entitling the holder to purchase one common share for two years, at $0.50 per share in the first year or $0.75 in the second year. Upon exercising warrant, holder of each unit will have one additional non-transferable share purchase warrant at $1.00 for another year. The proceeds from this private placement will be used to update a 1999 feasibility study and design the development of Jiajika deposit which is expected to be in production in 2005, further exploration/development at Daoxian and Lushi deposits and working capital. A 7% finder's fee will be paid in units.

Berlin Stock Exchange

The Company has been listed on Berlin Bremen Stock Exchange under the symbol GD7. On YAHOO, its symbol is SGGV.BE.

Change of Director

Mr. Gerald Runolfson was appointed a Director of the Company on April 5, 2004. Mr. Runolfson is a professional engineer (P. Eng.) and has been in the construction industry for over 35 years. He is currently President and controlling shareholder of Elkon Products Inc., a company that has the exclusive distribution rights for all silica fume produced in Canada. Silica fume is used in oil well cementing operation and concrete construction. Major customers include Halliburton and BJ Services. Mr. Runolfson has been a Director of Horseshoe Gold Mines and Drucker Inc. since 1991. From 1988 to 2000 he was President of International Butee Industries Corp., Vancouver, BC, a company formerly involved in mining exploration.

Mr. Brian Doutaz resigned as Director of the Company on April 5, 2004. The other remaining directors are Raoul Tsakok, Xuxin Shao, and Patrick Chan. The Company now has four directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Articles of Incorporation of the Registrant (1)

3.2	By-Laws of the Registrant (1)

31.1	Section 906 Sarbanes-Oxley Certification of CEO

31.2	Section 906 Sarbanes-Oxley Certification of CFO

32.1	Section 906 Sarbanes-Oxley Certification of CEO

32.2	Section 906 Sarbanes-Oxley Certification of CFO

99.1	Press Release: Sterling Group Acquires Lithium Deposits in China, January 22, 2004

99.2	Press release: Sterling Group Arranges a Non-Brokered Placement, February 3, 2004

99.3	Press Release: Sterling Group Listed on Berlin Bremen Stock Exchange, April 6, 2004

(1) Previously filed as an exhibit to Sterling Group Ventures Inc. registration statement on Form SB-2 filed June 22, 2002

(b) Reports on Form 8-K filed during the three months ended February 29, 2004.

Form 8-K filed January 29, 2004
Form 8-K/A filed April 2, 2004

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 14, 2004

STERLING GROUP VENTURES INC.

/s/ Xuxin Shao
Xuxin (Richard) Shao
President and CFO