Form 10QSB/A
period 2004-02-29
STERLING GROUP VENTURES INC
filed 2004-04-20
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STERLING GROUP VENTURES, INC.
CONSOLIDATED BALANCE SHEETS

	February 29,	May 31,
Stated in U.S. dollars	2004	2003
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$276,924	$-
Prepaid expenses	2,000	-

Total Assets	$278,924	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and other accrued liabilities	$8,848	$9,241

Commitments and Contingencies	-	-

Stockholders' Equity
Common Stock : $0.001 Par Value
Authorized : 500,000,000
Issued and Outstanding : 36,360,000 (May 31, 2003: 25,000,000)	36,360	25,000
Additional Paid In Capital	334,639	(23,119)
Subscription received but shares not issued	290,000	-
Accumulated Other Comprehensive Loss	(583)	-
Accumulated Deficit	(390,340)	(11,122)

Total Stockholders' Equity	270,076	(9,241)

Total Liabilities and Stockholders' Equity	$278,924	$-

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

STERLING GROUP VENTURES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the period from July 27, 1994 (date of inception)
to February 29, 2004
( Unaudited )

						Accumulated
		Stock	Additional	Subscription		Other
	Common	Amount At	Paid In	received but	Accumulated	Comprehensive
Stated in U.S. dollars	Shares	Par Value	Capital	not issued	Deficit	Income	Total

Balance, from July 27, 1994 to June 1, 2003	25,000,000	$25,000	(23,119)	-	(11,122)	-	$(9,241)

Issuance of common stock for the reverse acquisition	11,360,000	11,360	(10,883)	-	-	(583)	(106)

Stock options granted to consultants in January 2004	-	-	368,641	-	-	-	368,641

Subscription received but shares not issued	-	-	-	290,000	-	-	290,000

Net loss for the period from June 1, 2003 to February 29, 2004	-	-	-	-	(379,218)	-	(379,218)

Balance, February 29, 2004	36,360,000	$36,360	$334,639	$290,000	$(390,340)	$(583)	$270,076

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

(b)   Daoxian Lithium Joint Venture

On November 15, 2003, the Company, through Micro, entered into a Letter of Intent with a Chinese partner to earn a 90% interest in a 30-year mining joint venture company, which will hold the rights to develop the Daoxian lithium–rubidium property located in Hunan Province of China. The Company shall contribute the total investment in the project. The amount of this investment will be determined by a pre-feasibility study. The Company has agreed to sign a formal joint venture agreement within 90 days. As of February 29, 2004, no funds have been contributed.

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

Plan of Operations

On January 20, 2004 the Company completed the acquisition of all of the issued and outstanding shares of Micro Express Ltd., a British Virgin Islands corporation (“Micro”) pursuant to an Acquisition Agreement, filed as an exhibit to a Form 8-K on January 28, 2004. Pursuant to the transaction, the Company issued an aggregate of 25,000,000 shares of common stock to the stockholders of Micro in exchange for 100% of the shares of Micro common stock.

Micro is a party to an agreement with Sichuan Province Mining Ltd, which is 40% held by the Bureau of Sichuan Geology and Resources of the Sichuan Government. Under the terms of the agreement, Micro has the right to acquire at least 75% of the shares of a co-operative joint venture company to be formed and which will hold the necessary mining licenses. The business of the joint venture company is to develop the Jiajika spodumene property for the extraction of lithium, lithium salts, and other minerals. The initial capacity of the company is 900,000 tonnes/annum and may be undertaken in stages. The spodumene concentrate expected to be produced is 176,000 tonnes/annum and tantalum concentrate is 166 tonnes/annum. The total investment required is estimated at 238 million Chinese Yuan. The initial registered capital is 83 million Chinese Yuan, 35% of the total investment. Sichuan Mining Ltd. will contribute 21 million Chinese Yuan including the mining permits to hold 25% of the JV company. Micro will contribute 62 million Chinese Yuan (US$7,500,000) to hold 75% of the JV company. So far no funds have been contributed. The Company is waiting for a mining permit to be issued to its Chinese partner before cash contributions are made.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Articles of Incorporation of the Registrant (1)

3.2	By-Laws of the Registrant (1)

31.1	Section 302 Sarbanes-Oxley Certification of CEO

31.2	Section 302 Sarbanes-Oxley Certification of CFO

32.1	Section 906 Sarbanes-Oxley Certification of CEO

32.2	Section 906 Sarbanes-Oxley Certification of CFO

99.1	Press Release: Sterling Group Acquires Lithium Deposits in China, January 22, 2004

99.2	Press release: Sterling Group Arranges a Non-Brokered Placement, February 3, 2004

99.3	Press Release: Sterling Group Listed on Berlin Bremen Stock Exchange, April 6, 2004

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

Date:	April 16, 2004

STERLING GROUP VENTURES INC.

/s/ Xuxin Shao
Xuxin (Richard) Shao
President and CFO