Form 10KSB
period 2004-05-31
STERLING GROUP VENTURES INC
filed 2004-09-10
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended MAY 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____ to _______

Commission file number: 333-97187

STERLING GROUP VENTURES, INC.
(Exact name of small business issuer in its charter)

Nevada	72-1535634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 – 789 West Pender Street Vancouver BC	V6C 1H2
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (604) 893-8891

Securities Registered Under Section 12(b) of the Exchange Act:
None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒       No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer's revenues for its most recent fiscal year ended May 31, 2004 were nil.

Aggregate market value of the voting and non-voting share of Common Stock held by non-affiliates was approximately $14,403,935 based on the closing trading price for the common equity as of August 19, 2004 (at $0.91 per share closing price).

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐    No ☒

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: 40,128,500 common shares issued and outstanding as of August 19, 2004.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

STERLING GROUP VENTURES, INC.
FORM 10-KSB
INDEX

PART I

Item 1. Description of Business.

Cautionary Statement Regarding Forward-Looking Statements

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like: "believe", "expect", "estimate", "anticipate", "intend", "project" and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as "may", "will", "should", "plans", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to "CA $" refer to Canadian Dollars and all references to "common shares" refer to the common shares in our capital stock.

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

Business Development During Last Three Years

We were incorporated in the state of Nevada on September 13, 2001. Since our incorporation, we have been in the business of the exploration and development of a mineral property. Our mining property consists of four mineral claims situated in north-western British Columbia. These claims comprised approximately 250 acres in size. Our property is without known reserves and our program is exploratory in nature. We have not completed any exploration on our property, but we do not plan on completing the projected exploration program in the next twelve months due to our acquisition of Micro Express Ltd. We have not been involved in any bankruptcy, receivership or similar proceeding nor has there been any material reclassification or merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business.

Our Current Business

We were incorporated in the State of Nevada on September 13, 2001 and established a fiscal year end of May 31. We are a start-up, exploration stage company engaged in the search for lithium and related minerals; we have not yet generated or realized any revenues from our business operations. Our statutory registered agent's office is located at 251 Jeanell Drive, No. 3, Carson City, Nevada 89703 and our business office is located at 900 – 789 West Pender Street, Vancouver, B.C., Canada, V6C 1H2. Our telephone number is: (604) 893-8891.

On September 16, 2003, the Company, through Micro, entered into an agreement with Sichuan Province Mining Ltd. to acquire 75% interest in a 30-year mining joint venture company, which will hold the mining licenses to develop the Jiajika spodumene property located in the Sichuan Province of China for the extraction of lithium and lithium salts. The Company is required to contribute through Micro an estimated $62,000,000 Chinese Yuan (US$7,500,000) to earn its 75% interest for 900,000 tonnes/annum capacity. On March 18, 2004, Micro and Sichuan Province Mining Ltd. amended the initial capacity as 240,000 tonnes/annum pursuant to the mining permit contract signed between Sichuan Province Mining Ltd. and Sichuan Bureau of Land and Resources. The spodumene lithium concentrate expected to be produced is 47,320 tonnes/annum and tantalum concentrate is 43.2 tonnes/annum. The total investment required is estimated at 88.5 million Chinese Yuan (US$10.8 million) for the initial capacity of 240,000 t/a . The initial registered capital is 56 million Chinese Yuan (US$6.8 million). Sichuan Mining Ltd. will contribute 14 million Chinese Yuan (US$1.7 million) including the mining permits to hold 25% of the JV company. Micro will contribute 42 million Chinese Yuan (US$ 5.1 million) to hold 75% of the JV company, which should be contributed within 24 months after the joint venture company is established.

The Jiajika mining permit was issued to Sichuan Province Mining Ltd. on May 24, 2004. On June 22, 2004, The Bureau of Land and Resources of Sichuan Province also approved the joint venture proposal submitted by Sichuan Province Mining Ltd. Pursuant to the approval document, Sichuan Province Mining Ltd. will use its mining permit and part of cash as its contributions in the proposed joint venture company with Micro Express Ltd.("Micro") which is a wholly subsidiary of Sterling. Micro will bring the project into production. The name for the joint venture, which is Jihai Lithium Ltd., has already been approved by the Business Department of Sichuan Province.

On June 17, 2004, the Company commissioned Fluor Canada Ltd. to perform a review of the existing Feasibility Studies for the Jiajika project.

On April 10, 2004, the Company entered into the formal joint venture agreement with Lushi Guanpo Minerals Development Ltd. ("Lushi of Henan Province of China) to bring the project into production and earn 90% of the interest of the project. According to Chinese geological Brigades, the property is estimated to contain 200,000 tonnes of Li2O with grading of 1%. The concession is about 100 square km and has a large potential to increase the resources of lithium. Currently, Lushi holds three mining permits.

On May 26, 2004, the Company signed the contract with Beijing General Research Institute of Mining & Metallurgy ("Institute") for the resource audit of the Lushi spodumene property. On June 15, 2004, the Company paid the first installment (45,000 Yuan RMB) to the Institute.

Micro has also signed a letter of intent, which has expired with the Hunan Daoxian County Local Government, to develop the lithium/rubidium mine in Daoxian, Hunan Province. The Hunan County will contribute a mining license to earn 10% of a 30-year mining joint venture to be formed. Micro will earn 90% by developing and putting the lithium mine into production if it decides to proceed and renew the letter of intent.

Item 2. Property

Overview

On January 20, 2004, the Company acquired all the issued and outstanding shares of Micro Express Ltd. ("Micro") for 25,000,000 common shares of the Company. Micro is a company incorporated in the British Virgin Islands and has been inactive since incorporation until year 2003. Micro has entered into several agreements to develop industrial mineral properties in China.

Through the acquisition of Micro, the Company has the following property interests:

(a) Jiajika Spodumene Joint Venture

On September 16, 2003, the Company, through Micro, entered into an agreement with Sichuan Province Mining Ltd. to acquire 75% interest in a 30-year mining joint venture company, which will hold the mining licenses to develop the Jiajika spodumene property located in Sichuan Province of China for the extraction of lithium and lithium salts. The Company is required to contribute through Micro an estimated $62,000,000 Chinese Yuan (US$7,500,000) to earn its 75% interest for 900,000 t/a capacity. The initial capacity will be 240,000 t/a and will be increased to 900,000 t/a in stages. The Company is required to contribute through Micro an estimated $42 million Chinese Yuan (US$ 5.1 million) as registered capital to earn its 75% interest of joint venture company for the initial capacity of 240,000 t/a. An initial contribution of $150,000 has been made as part of the contribution to obtain the mining permit according to the contract signed between our Chinese partner and the Sichuan Bureau of Land and Resources.

(b) Lushi Spodumene Property

On December 28, 2003, the Company, through Micro, entered into a Letter of Intent to earn an interest of between 90% to 92% in a 30-year mining joint venture, which will hold the rights to develop the Lushi spodumene property located in Henan Province, China. The Company shall contribute the total investment in the project. The amount of the investment will be determined by a pre-feasibility study. On April 10, 2004, the Company entered the formal joint-venture agreement with the Chinese party by bringing the project into production and earning 90% of the interest of the project. On May 26, 2004, the Company, through Micro, signed the contract with Beijing General Research Institute of Mining & Metallurgy ("Institute") for the resource audit of the Lushi spodumene property. On June 15, 2004, the Company paid the first installment (45,000 Yuan RMB) to the Institute.

(c) Daoxian Lithium Joint Venture

On November 15, 2003, the Company, through Micro, entered into a Letter of Intent with a Chinese partner to earn a 90% interest in a 30-year mining joint venture company, which will hold the rights to develop the Daoxian lithium–rubidium property located in Hunan Province of China. The Company shall contribute the total investment in the project. The amount of this investment will be determined by a pre-feasibility study. As of May 31, 2004, no funds have been contributed. Preliminary investigation indicated that the property is located near a tourist area. Due to an environmental impact issue, the Company delayed the project and its letter of intent has expired.

Employees

At present, we have no employees, other than our officers and directors. Our officers and directors do not have employment agreements with us, except consulting agreements which can be cancelled within 30-days notice.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Overview

Our common stock is traded on the OTC Bulletin Board under the symbol "SGGV". The table below sets forth the high and low sales prices for the Company's common stock for the fiscal year ended May 31, 2004. The quotations below reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Year	Quarter	High ($)	Low ($)
2004	First	n/a	n/a
	Second	n/a	n/a
	Third *	1.10	0.50
	Fourth	1.40	0.85
	August 16, 2004 **	1.08	0.80

*	Trading in our common stock on the OTC BB did not begin until approximately February 3, 2004.

**	Indicates partial period

Our common shares are issued in registered form. Pacific Stock Transfer Company is the registrar and transfer agent for our common shares, and is located at Suite 240, 500 East Warms Springs Road, Las Vegas, Nevada 89119 (Telephone: (702) 361-3033; Facsimile: (702) 433-1979).

As of May 31, 2004 the shareholders' list of our common shares showed 30 registered shareholders and 38,126,000 shares outstanding.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Equity Compensation Plan Information

On May 12, 2004, the Company registered a 2004 incentive stock option plan consisting of 3,636,000 common shares. As of the year ended May 31, 2004, 3,636,000 options were issued and outstanding to various consultants, officers or directors. The above options are exercisable at US$0.50 per share with expiry on February 3, 2009. As of the date of this report, none of the above options has been exercised.

Recent Sales of Unregistered Securities

In February 2004, the Company commenced a private placement of up to 5,000,000 units at $0.50 per unit for total proceeds of $2,500,000. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one common share for two years, at $0.50 per share in the first year or $0.75 in the second year ("A" warrant). Upon exercising an "A" warrant, the holder of each unit will have one additional non-transferable share purchase warrant at $1.00 ("B" warrant) for another year. The proceeds from this private placement will be used to update a 1999 feasibility study, and design the development of the Jiajika deposit, and resource audit and metallurgical tests for the Lushi deposits and working capital.

A 7% finder's fee will be paid in units with the same terms.

As of May 31, 2004, the Company had received $883,000 for the purchase of 1,766,000 units.

Changes in Securities

On January 20, 2004, the Registrant completed the acquisition of all of the issued and outstanding shares of Micro pursuant to an Acquisition Agreement, filed as an exhibit to the Registrant's Current Report on the 8K filed January 29, 2004 and April 2, 2004. Pursuant to the transaction, the Registrant issued an aggregate of 25,000,000 shares of the Registrant's common stock to the stockholders of Micro in exchange for 100% of the shares of Micro common stock. A majority of the shares were issued to Cobilco Inc. of which Raoul Tsakok is the owner (15,000,000 shares), and Richard Shao (4,000,000 shares), who are officers or directors of the Registrant.

The foregoing description of the transactions is qualified in its entirety to the full text of the Capital Stock Exchange Agreement and the Stock Purchase Agreement, filed as exhibits in the Registrant's 8K.

Item 6. Management's Discussion and Analysis or Plan of Operation

Introduction

The information presented here should be read in conjunction with Sterling Group Venture Inc.'s financial statements and other information included in this Form 10-KSB. When used in this Form 10-KSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Plan of Operations

On January 20, 2004, the Company completed the acquisition of all of the issued and outstanding shares of Micro Express Ltd., a British Virgin Islands corporation ("Micro") pursuant to an Acquisition Agreement, filed as an exhibit to a Form 8-K on January 29, 2004. Pursuant to the transaction, the Company issued an aggregate of 25,000,000 shares of common stock to the stockholders of Micro in exchange for 100% of the shares of Micro common stock.

Micro is a party to an agreement with Sichuan Province Mining Ltd, which is 40% held by the Bureau of Sichuan Geology and Resources of the Sichuan Government. Under the terms of the agreement, Micro has the right to acquire at least 75% of the shares of a co-operative joint-venture company to be formed and which will hold the necessary mining licenses. The business of the joint-venture company is to develop the Jiajika spodumene property for the extraction of lithium, lithium salts, and other minerals. The initial capacity of the company is 240,000 tonnes/annum and will be increased to 900,000 t/a in stages pursuant to the approval of Bureau of Land and Resources of Sichuan province. The spodumene concentrate expected to be produced is 47,320 tonnes/annum and tantalum concentrate is 43.2 tonnes/annum. The total investment required is estimated at 88.51 million Chinese Yuan. The initial registered capital is 56 million Chinese Yuan (US$6.8 million). Sichuan Province Mining Ltd. will contribute 14 million Chinese Yuan (about US$1.7 million) including the mining permits and previous works to hold 25% of the JV company. Micro will contribute 42 million Chinese Yuan (about US$5.1 million) to hold 75% of the JV company. An initial contribution of $150,000 has been made by the Company as part of the contribution to obtain the mining permit pursuant to the contract signed between our Chinese partner and Sichuan Bureau of Land and Resource.

On April 10, 2004, Micro has signed the joint venture agreement with Lushi Guanpo Minerals Development Ltd. ("Lushi") of the Henan Province of China to earn more than 90% of the lithium project by taking the project into production. On May 26, 2004, the Company, through Micro, has signed the contract with Beijing General Research Institute of Mining & Metallurgy ("Institute") for the resource audit of Lushi spodumene property. On June 15, 2004, the Company paid the first installment (45,000 Yuan RMB) to the Institute.

Micro signed a letter of intent with the Hunan Daoxian County Local Government to develop the lithium/rubidium mine in Daoxian, Hunan Province. The Hunan County will contribute a mining license and earn 10% of the 30-year mining joint venture to be formed. Micro will earn a 90% interest by developing and putting the lithium mine into production. As of May 31, 2004, no funds have been contributed. A preliminary investigation indicated that the property is located near a tourist area. Due to an environmental impact issue, the Company has delayed the project.

Results of Operations

The Company had no operating revenue for the year ended May 31, 2004 and no revenue for the same period in 2003. The Company incurred expenses of $527,446, stemming from consulting fees, travel, and general and administrative expenditures as compared to $1,360 for the same period last year. The increase of $526,086 was mainly due to the compensation expenses incurred from the granting of incentive stock options to consultants. The fair value of options granted to non-employees and non-directors was $368,641, however, this amount consisted of options granted and was not a cash expenditure.

The Company expects the trend of losses to continue at an increasing rate until we can achieve commercial production on some of the mineral properties, of which there can be no assurance.

Liquidity and Working Capital

As of May 31, 2004, the Company had total current assets of $640,044, and total liabilities of $75,196. The Company has a working capital surplus of $564,848, as a result of a private placement of $883,000 during the year.

As of May 31, 2004, the Company received $883,000 through the subscription of 1,766,000 Units that consist of one common share and a warrant entitling the investor to purchase an additional common share for $0.50 in the first year or $0.75 in the second year.

The Company has no other capital resources other than the ability to use its common stock to achieve additional capital or exercise of the warrants by the unit holders.

Factors That May Affect Future Results and Market Price of Stock

The business of the Company involves a number of risks and uncertainties that could cause actual results to differ materially from results projected in any forward-looking statement, or statements, made in this report. These risks and uncertainties include, but are not necessarily limited to the risks set forth below. The Company's securities are speculative and investment in the Company's securities involves a high degree of risk and the possibility that the investor will suffer the loss of the entire amount invested.

Limited Operating History; Anticipated Losses; Uncertainty of Future Results

Sterling Group Ventures Inc. has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving distribution methods with which the Company intends to operate and the acceptance of the Company's business model. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition, will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of its products. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol SGGV and is listed on Berlin Bremen Stock Exchange under the symbol GD7. As of May 31, 2004, there were approximately 38,126,000 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

Need for Additional Financing

The Company believes it has sufficient capital to meet its short-term cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. However, if losses continue, it may have to seek loans or equity placements to cover longer-term cash needs to continue operations and expansion.

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

Market Risk

The Company does not hold any derivatives or other investments that are subject to market risk. The carrying values of any financial instruments, approximate fair value as of those dates because of the relatively short-term maturity of these instruments, which eliminates any potential market risk associated with such instruments.

Other Risks and Uncertainties

The business of mineral deposit exploration and development involves a high degree of risk. Few properties that are explored are ultimately developed into production. Other risks facing the Company include competition, reliance on third parties and joint-venture partners, environmental and insurance risks, political and environmental instability, statutory and regulatory requirements, fluctuations in mineral prices and foreign currency, share price volatility, title risks, and uncertainty of additional financing.

The Company has sought to identify what it believes to be the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized, nor can there be any assurances that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to the Company's stock.

Outlook

Since the Company's Chinese joint-venture partner received the mining permits to develop the Jiajika spodumene property on May 24, 2004, the Company will concentrate its efforts on raising the US$5.1 million necessary to earn its 75% interest and put the Jiajika lithium deposit into production.

The pre-feasibility studies for the Lushi property will determine to what extent, if any, the required funding will be for the property.

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

Going Concern

These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required, and that our assets will be realized and liabilities settled in the ordinary course of business. These consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary if we are unable to continue as a going concern.

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

Item 7. Financial Statements.

The response to this item is included on pages F-1 through F-16 of this report.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of Independent Auditor's by Amisano Hanson for the audited consolidated financial statements for the year ended May 31, 2004, are included herein immediately preceding the audited financial statements.

Item 8. Changes In & Disagreements With Accountants on Accounting & Financial Disclosure

Amisano Hanson, Chartered Accountants (the "New Accountant") has been engaged as principle independent accountants for Sterling Group Ventures, Inc. (the "Company") effective June 17, 2004 and until the New Accountant chooses to resign or the Company chooses to dismiss them. Amisano Hanson, Chartered Accountants replaces Cordovano and Honeck, P.C. (the "Former Accountant") as principal independent accountants as of June 17, 2004, the date the Former Accountants were dismissed by the Company. The decision to change accountants has been approved by the Company's board of directors.

Other than as disclosed in the previous paragraph, there have been no changes in or disagreements with our accountants on issues of accounting or financial disclosure since inception of Sterling on September 13, 2001.

Item 8A. Controls and Procedures

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 ( c ) of the Securities Exchange Act of 1934 ) as of May 31, 2004 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to May 31, 2004, the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected / Appointed
Richard Shao	President, Director	41	January 20, 2004
Raoul Tsakok	Chairman	54	January 20, 2004
Patrick Chan	Director	51	January 20, 2004
Gerald Runolfson	Director	64	April 5, 2004

Business Experience

The following sets forth the business experience of each of the Registrant's directors and executive officers:

Raoul N. Tsakok, Chairman

Mr. Tsakok has worked in the Investment Management business for over 30 years. He has been chairman of Sagit Investment Management Ltd. since 1987. He has been Chairman of Richco Investors Inc. for almost 10 years. He holds an MBA degree and is a Chartered Financial Analyst (CFA).

Xuxin (Richard) Shao, President and Director

Mr. Shao was born and educated in China. He received his degrees from engineering schools in China, specializing in mineral processing. Between his Bachelor and Ph.D. degrees, he held a research engineer position with the Chemical Mines Design and Research Institute of the Ministry of Chemical Industry in Lianyun Harbour, Jiangsu, China. During his graduate studies at the China University of Mining and Technology, he conducted research on phosphate flotation using interfacial, colloidal and solution chemical theories and authored and coauthored more than 50 research reports and publications on this and other related subjects. After receiving his Ph.D. in 1990 from China University of Mining and Technology, Mr. Shao taught as an associate Professor and was acting Department Head in Mineral Processing at the China University of Mining and Technology for six years.

In 1996, Mr. Shao accepted a position as Research Scientist for the Center for Applied Energy Research at the University of Kentucky in cooperation with the Department of Energy of the US Federal Government. Since 1998, Dr. Shao has worked as an advisor to a number of companies in the evaluation and processing of minerals in North America and China.

Patrick P. L. Chan, B.Comm, C.A. FHKSA, Director

Mr. Chan was born in Hong Kong and graduated from McGill University with a Bachelor of commerce degree in accounting and finance. He has more than 25 years of accounting and corporate finance experience in both North America and in Asia. Besides being a Chartered Accountant (CA), Mr. Chan is also a Fellow of the Hong Kong Society of Accountants (FHKSA). He was the partner in charge of Coopers and Lybrand Mergers and Acquisitions Group (now PriceWaterhouse Coopers) and left his practice in Toronto, Canada in 1993 to pursue operational and merchant banking opportunities in Asia and in The Peoples' Republic of China. At present, Patrick is a senior member of the management team of a premier PRC beverage and consumer products company. In his career, Mr. Chan has served as a board of director member of listed companies and has provided corporate finance and strategic advice to many North America and Asian based public and private companies.

Gerald Runolfson, Professional Engineer, Director

Mr. Runolfson is a professional engineer (P. Eng.) and has been in the construction industry for over 35 years. He is currently President and controlling shareholder of Elkon Products Inc., a company that has the exclusive distribution rights for all silica fume produced in Canada. Silica fume is used in oil well cementing operation and concrete construction. Major customers include Halliburton and BJ Services. Mr. Runolfson has been a Director of a number of public companies.

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

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

Item 10. Executive Compensation.

(a) Officers' Compensation.

Compensation paid by the Company for all services provided up to the fiscal year ended May 31, 2004 to each of the executive officers and to all officers as a group is set forth below.

SUMMARY COMPENSATION TABLE OF EXECUTIVES

	Cash Compensation					Security Grants
Name and	Year	Salary	Bonus	Annual	Restricted	Securities	Long Term	LTIP	All Other
Principal		($)		Compensation	Stock	Underlying	Compensation	Payments	Compensation
Position				/ Other	Awards	Options /	/ Options
				($)		SARs (#)
(SHARES)
Richard Shao	2004	0	0	7,869	0	800,000(1)	0	0	0
President
Raoul Tsakok	2004	0	0	0	0	800,000(2)	0	0	0
Chairman

Kathy Wang	2004	0	0	4,722	0	200,000(3)	0	0	0
Secretary
Officers as A	2004	0	0	12,591	0	1,800,000	0	0	0
Group

(1)	800,000 options to purchase shares at $0.50 per share.
(2)	800,000 options to purchase shares at $0.50 per share.
(3)	200,000 options to purchase shares at $0.50 per share.

(b) Directors' Compensation

Directors who are also officers receive no cash compensation for services as a director. However, the directors will be reimbursed for out-of-pocket expenses incurred in connection with attendance at board and committee meetings. The Company has granted options to directors under its 2004 Incentive Stock Option Plan subsequently adopted.

SUMMARY COMPENSATION TABLE OF DIRECTORS
(For fiscal year ended May 31, 2004)

	Cash Compensation				Security Grants
Name and	Year	Annual	Meeting	Consulting	Number	Securities	LTIP	All Other
Principal		Retainer	Fees ($)	Fees/ Other	of	Underlying	Payments	Compensation
Position		Fees ($)		Fees	Shares	Options /
				($)	(#)	SARs (#)
						(SHARES)
Raoul Tsakok	2004	0	0	0	0	800,000(1)	0	0
Director
Brian Doutaz	2004	0	0	0	0	0	0	0
Director
(Resigned on
April 5, 2004)
Richard Shao	2004	0	0	0	0	800,000(2)	0	0
Director
Patrick Chan	2004	0	0	0	0	300,000(3)	0	0
Director
Gerald	2004	0	0	0	0	300,000(4)	0	0
Runolfson
Director
James	2004	0	0	0	0	0	0	0
Hutchison
Director
(Resigned on
Jan. 21, 2004)
Directors as a
Group	2004	0	0	0	0	2,200,000	0	0

(1)	800,000 options to purchase shares at $0.50 per share.
(2)	800,000 options to purchase shares at $0.50 per share.
(3)	300,000 options to purchase share at $0.50 per share.
(4)	300,000 options to purchase share at $0.50 per share.

During the year ended May 31, 2004, we granted 2,400,000 stock options to our directors or officers. The options were granted at an exercise price of $0.50 per share with an expiry date of February 3, 2009.

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

There are no management agreements with our directors or executive officers and we do not anticipate that written agreements will be put in place in the foreseeable future.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of August 19, 2004, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated. As of August 19, 2004, there were 40,128,500 common shares issued and outstanding .

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class(2)
Common stock	Raoul Tsakok	15,800,000 (3) (4)	39.4%
Common stock	Richard Shao	4,800,000 (5)	11.9%
Common stock	Patrick Chan	300,000 (6)	0.7%
Common stock	Brian Doutaz	5,000,000	12.5%
Common stock	Gerald Runolfson	1,200,000 (7) (8)	3%
	TOTAL	27,100,000	67.5%

(1)	The address of each beneficial is 900 – 789 West Pender Street, Vancouver, BC V6C 1H2 Canada
(2)
Based on 40,128,500 shares outstanding as of August 19, 2004 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

(3)	15,000,000 common shares held through Cobilco Inc.
(4)	Raoul Tsakok has 800,000 options to purchase shares at $0.50 per share.
(5)	Include 800,000 options to purchase shares at $0.50 per share.
(6)	Patrick Chan has 300,000 options to purchase share at $0.50 per share.
(7)	Include 300,000 common shares and 300,000 "A" warrants and 300,000 "B" warrants held through Elkon Products Inc.
(8)	Gerald Runolfson has 300,000 options to purchase share at $0.50 per share.

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

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a)	Financial Statements and Schedules. The following financial statements and schedules for the Company as of May 31, 2004 and 2003 are filed as part of this report.

(1) Financial Statements of Sterling Group Ventures, Inc.

(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

The following are exhibits to this Annual Report

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	The following reports on Form 8-K were filed during the year ended May 31, 2004:

8-K filed on January 29, 2004,

8-K/A filed on April 2, 2004.

8-K filed on June 18, 2004

8-K/A filed on June 23, 2004

Item 14. Principal Accountant Fees and Services.

Audit Fees

Amisano Hanson ("AH") provided audit services to the Company in connection with its annual report for the fiscal year ended May 31, 2004. Cordovano & Honeck, P. C. ("CH") provided audit services to the Company in connection with the Company's annual report for the fiscal year ended May 31, 2003. The aggregate fees billed by AH for the May 31, 2004 year ended audit of the Company's annual financial statements was $10,000 and the aggregate fees billed by CH for the fiscal year 2004 quarterly reviews of the Company was $2,500. The aggregate fees billed by CH for the fiscal year 2003 audit of the Company's annual financial statements and a review of the Company's quarterly financial statements was $4,354.

Audit Related Fees

No fees were billed by AH or CH to the Company for professional services that are reasonably related to the audit or review of the Company's financial statements that are not disclosed in "Audit Fees" above.

Tax Fees

No fees were billed by AH to the Company in 2004 for professional services rendered in connection with the preparation of the Company's tax returns for the period. The fees of $600 were billed by CH to the Company in 2003 for professional services rendered in connection with the preparation of the Company's tax returns for the year ended May 31, 2003.

All Other Fees

The aggregate fees of $6,003 were bill by AH to the Company for other professional services rendered or any other services not disclosed above during the period from June 1, 2003 to May 31, 2004. No fees were billed by CH to the Company for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2003 and 2004.

All audit work was performed by the auditors' full time employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING GROUP VENTURES, INC.
(Registrant)

By:	/s/ "Richard Shao"
Richard Shao, President and Chief Financial
Officer

By:	/s/ "Raoul Tsakok"
Chairman and Chief Executive Officer
Date: September 8, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ "Richard Shao"
Richard Shao, President and Chief Financial
Officer

By:	/s/ "Raoul Tsakok"
Chairman and Chief Executive Officer
Date: September 8, 2004

STERLING GROUP VENTURES, INC.

(A Pre-exploration Stage Company)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2004 and 2003

(Stated in US Dollars)

STERLING GROUP VENTURES, INC.
(A Development Stage Company)
Index to Financial Statements

TERRY AMISANO LTD.	AMISANO HANSON
KEVIN HANSON, CA	CHARTERED ACCOUNTANS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Sterling Group Ventures, Inc.

We have audited the accompanying consolidated balance sheets of Sterling Group Ventures, Inc. (A Pre-exploration Stage Company) and its subsidiaries as of May 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years ended May 31, 2004 and 2003 and for the period from date of incorporation, July 27, 1994 to May 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company prior to the reverse acquisition by Micro Express Ltd. (Note 3) were audited by other auditors whose report dated August 20, 2003 expressed an unqualified opinion on these statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Group Ventures, Inc. and its subsidiaries as of May 31, 2004 and 2003 and the results of their operations and their cash flows for the years ended May 31, 2004 and 2003 and for the period from date of incorporation, July 27, 1994 to May 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the pre-exploration stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	"Amisano Hanson"
July 31, 2004	Chartered Accountants

F-3

750 WEST PENDER STREET, SUITE 604	TELEPHONE: 604-689-0188
VANCOUVER CANADA	FACSIMILE: 604-689-9773
V6C 2T7	E-MAIL: amishan@telus.net

STERLING GROUP VENTURES, INC.
(A Pre-exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
May 31, 2004 and 2003
(Stated in US Dollars)

ASSETS	2004	2003
Current
Cash and cash equivalents	$634,207	$2,275
Amount receivable – Note 5	5,837	-

	640,044	-
Advance on investment – Note 4	150,000	-

	$790,044	$-

LIABILITIES
Current
Accounts payable and accrued liabilities	$75,196	$9,241

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, $0.001 par value
500,000,000 shares authorized,
38,126,000 outstanding (2003: 25,000,000 outstanding)
– Note 6	38,126	25,000
Additional paid in capital	1,215,873	(23,119)
Accumulated other comprehensive loss	(583)	-
Deficit accumulated during the pre-exploration stage	(538,568)	(11,122)

	714,848	(9,241)

	$790,044	$-

Nature and Continuance of Operations – Note 1
Commitments – Notes 4 and 6
Subsequent Events – Notes 6 and 9

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended May 31, 2004 and 2003 and
for the period July 27, 1994 (Date of Incorporation) to May 31, 2004
(Stated in US Dollars)

				July 27, 1994
				(Date of Incor-
	Year ended			poration) to
	May 31,			May 31,
	2004	2003		2004
Expenses
Accounting, audit and legal fees	$28,386	$500		$29,886
General and administrative fees	5,047	-		5,047
Bank charges	150	-		150
Consulting fees – Note 5	51,130	-		51,130
Filing fees and transfer agent	8,752	860		18,374
Printing and mailing	9,571	-		9,571
Stock-based compensation – Note 6	368,641	-		368,641
Travel and entertainment	55,769	-		55,769

Net loss for the year	$(527,446)	$(1,360)	$	(538,568)

Basic loss per share	$0.02	$0.00

Weighted average number of shares outstanding	28,104,372	25,000,000

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended May 31, 2004 and 2003 and
for the period July 27, 1994 (Date of Incorporation) to May 31, 2004
(Stated in US Dollars)

			July 27, 1994
			(Date of Incor
	Year ended		poration) to
	May 31,		May 31,
	2004	2003	2004
Cash Flows used in Operating Activities
Net loss for the period	$(527,446)	$(1,360)	$(538,568)
Items not affecting cash:
Translation adjustment	(106)	-	(106)
Stock-based compensation	368,641	-	368,641
Changes in non-cash working capital items
Amount receivable	(5,837)	-	(5,837)
Accounts payable and accrued liabilities	65,955	1,360	75,196

	(98,793)	-	(100,674)

Cash Flows from Investing Activity
Advance on investment	(150,000)	-	(150,000)

Cash Flows from Financing Activities
Capital stock issued	883,000	-	883,000
Amounts contributed by a director	-	-	1,881

	883,000	-	884,881

Increase in cash during the year	634,207	-	634,207

Cash, beginning of the year	-	-	-

Cash, end of the year	$634,207	$-	$634,207

Cash and cash equivalents consist of:
Cash	$63,916	$-	$63,916
Term deposits	570,291	-	570,291

	$634,207	$-	$634,207

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Non-cash Transaction – Note 8

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES INC.
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
for the period July 27, 1994 (Date of Incorporation) to May 31, 2004
(Stated in US Dollars)

				Deficit
				Accumulated
				During the	Accumulated
			Additional	Pre-	Other
	Common Shares		Paid-in	exploration	Comprehensive
	Number	Par Value	Capital	Stage	Loss	Total

Balance, July 27, 1994
(Date of Incorporation)	-	$-	$-	$-	$-	$-

Common stock	1	1	-	-	-	1
Amount contributed by
director	-	-	1,881	-	-	1,881
Net loss for the periods	-	-	-	(7,902)	-	(7,902)

Balance, May 31, 2001	1	1	1,881	(7,902)	-	(6,020)
Net loss for the year	-	-	-	(1,860)	-	(1,860)

Balance, May 31, 2002	1	1	1,881	(9,762)	-	(7,880)
Net loss for the year	-	-	-	(1,360)	-	(1,360)

Balance, May 31, 2003	1	1	1,881	(11,122)	-	(9,240)

…/cont'd

SEE ACCOMPANYING NOTES

Continued

STERLING GROUP VENTURES INC.
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
for the period July 27, 1994 (Date of Incorporation) to May 31, 2004
(Stated in US Dollars)

						Deficit
				Accumulated		Accumulated
			Additional	Other		During the Pre-
	Common Shares		Paid in	Comprehensive		exploration
	Number	Par Value	Capital	Loss		Stage	Total

Reverse Acquisition	(1)	(1)	(1,881)	-		-	(1,882)

Issuance of common shares
for reverse acquisition	25,000,000	25,000	(23,119)	-		-	1,881
Outstanding common shares
of Company prior to
acquisition	11,360,000	11,360	(10,883)	(583)		-	(106)

Issuance of shares for cash
pursuant to a private
placement – at $0.50	1,766,000	1,766	881,234	-		-	883,000

Stock-based compensation	-	-	368,641	-		-	368,641

Net loss for the year	-	-	-	-		(527,446)	527,446)

Balance, May 31, 2004	38,126,000	$38,126	$1,215,873	$(583)	$	(538,568)	$714,848

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.
(A Pre-exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2004 and 2003
(Stated in US Dollars)

Note 1

Nature and Continuance of Operations

The Company is in the pre-exploration stage. The Company has entered into several joint venture agreements to explore and develop mineral properties located in China and has not yet determined whether these properties contain reserves that are economically recoverable. The recoverability of amounts from these properties will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the joint venture agreements and to complete the development of the properties and upon future profitable production or proceeds for the sale thereof.

These consolidated financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $538,568 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Sterling Group Ventures Inc. was incorporated in the State of Nevada on September 13, 2001 and its fiscal year end is May 31. Micro Express Ltd. was incorporated under the laws of the Territory of the British Virgin Islands on July 27, 1994

Note 2

Summary of Significant Accounting Policies

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

The consolidated financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Pre-exploration Stage Company

The Company complies with Financial Accounting Standard Board Statement No. 7 and Securities and Exchange Commission Act Guide 7 for its characterization of the Company as pre-exploration stage.

Sterling Group Ventures, Inc.
(A Pre-exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2004 and 2003
(Stated in US Dollars) – Page 2

Note 2

Summary of Significant Accounting Policies – (cont'd)

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Micro Express Holdings Inc., incorporated under the laws of the Territory of the British Virgin Islands, and Micro Express Ltd., incorporated under the laws of the Territory of the British Virgin Islands. All significant inter-company transactions and balances have been eliminated.

Cash and Cash Equivalents

For the purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Investments

The Company follows the cost method of accounting for investments.

Income Taxes

The Company follows Statement of Financial Accounting Standards, No. 109 ("FAS No. 109"), "Accounting for Income Taxes" which requires the use of the asset and liability method for accounting for income taxes. Under the asset and liability method of FAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

Financial Instruments

The carrying value of cash and cash equivalents, amount receivable and accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Basic Loss per Share

The Company reports basic loss per share in accordance with FAS No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the years. Diluted loss per share has not been provided as it would be antidilutive.

Sterling Group Ventures, Inc.
(A Pre-exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2004 and 2003
(Stated in US Dollars) – Page 3

Note 2

Summary of Significant Accounting Policies – (cont'd)

Comprehensive Loss

The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards ("SFAS) No. 130, "Reporting Comprehensive Income". Comprehensive loss is comprised of foreign currency translation adjustments.

Foreign Currency Translation

Foreign currency transactions are translated into US dollars, the functional and reporting currency, by the use of the exchange rate in effect at the date of the transaction, in accordance with FAS No. 52, "Foreign Currency Translation". At each balance sheet date, recorded balances that are denominated in a currency other than US dollars are adjusted to reflect the current exchange rate.

Stock-based Compensation

The Company has elected to account for stock-based compensation following APB No. 25, "Accounting for Stock Issued to Employees", and provide the disclosure required under FAS No. 123, "Accounting for Stock-based Compensation", as amended by FAS No. 148, "Accounting for Stock-based Compensation – Transition and Disclosure, amendment of FAS Statement No. 123".

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3

Business Acquisition

On January 20, 2004, the Company's Board of Directors approved to acquire all the issued and outstanding shares of Micro Express Ltd. ("Micro") for 25,000,000 common shares of the Company. Micro is a company incorporated in British Virgin Islands and has been inactive since incorporation until 2003. Micro has entered into several joint venture agreements to develop industrial mineral properties in China.

Micro Express Holdings Inc. was incorporated on February 25, 2004 by the Company to hold the Company's investment in Micro.

Sterling Group Ventures, Inc.
(A Pre-exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2004 and 2003
(Stated in US Dollars) – Page 4

Note 3

Business Acquisition – (cont'd)

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

The results of operations of the accounting subsidiary for the period June 1, 2003 to January 21, 2004 (the date of reverse acquisition) are summarized as follows:

Revenue	$-

Expenses
Legal and accounting fees	4,835
Consulting fees	4,000
Exploration costs	29,528
Stock transfer and filing fees	2,145
Travel	1,929
Office and miscellaneous	9,113

51,550

Net loss for the period	$(51,550)

The Company's comparative consolidated financial statements, and its financial results for the year ended May 31, 2003, represent the financial position of operations and cash flows of Micro.

Sterling Group Ventures, Inc.
(A Pre-exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2004 and 2003
(Stated in US Dollars) – Page 5

Note 4	Advance on Investment

(a)	Jiajika Spodumene Project – Note 9

On September 16, 2003, the Company, entered into an agreement with a Chinese partner to acquire at least a 75% interest in a 30-year mining joint venture company, which will hold the mining licenses to develop the Jiajika Spodumene property located in Sichuan Province, China for the extraction of lithium and lithium salts. The Company is required to contribute an estimated $62,000,000 Chinese Yuan (US$7,500,000) to earn its 75% interest. As of May 31, 2004, the Company has advanced $150,000 towards this project.

(b)	Lushi Spodumene Property

On December 28, 2003, the Company, entered into a Letter of Intent to earn an interest of between 90% to 92% in a 30-year mining joint venture, which will hold the rights to develop the Lushi Spodumene property located in Henan Province, China. The Company shall contribute the total investment in the project. The amount of the investment will be determined by a pre-feasibility study. On April 10, 2004, the Company entered into a formal joint venture agreement with its Chinese partner to commence earning its 92% interest. As of May 31, 2004, no funds have been contributed.

Note 5

Related Party Transactions

The Company was charged consulting fees during the year ended May 31, 2004 in the amount of $12,591 (2003: Nil) by a company controlled by a director of the Company.

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

Amounts receivable at May 31, 2004 includes $5,663 (2003: $Nil) due from a director of the Company with respect to travel advances.

Sterling Group Ventures, Inc.
(A Pre-exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2004 and 2003
(Stated in US Dollars) – Page 6

Note 6	Capital Stock Commitments:

(a)	Capital Stock

The Company has arranged a private placement of up to 5,000,000 units at $0.50 per unit for total proceeds of $2,500,000. Each unit consists of one common share and one share purchase warrant entitling the holder the right to purchase one common share for two years, at $0.50 per share in the first year or $0.75 in the second year. Upon exercising of the warrant, the holder of each unit will have the right to purchase one additional share purchase warrant at $1.00 per share for another year. A 7% finder's fee will be paid in units with the same terms. As of May 31, 2004, the Company has received subscriptions of $883,000 for 1,766,000 units.

Subsequent to May 31, 2004, the Company issued 1,200,000 units at $0.50 per unit pursuant to a private placement for proceeds of $600,000.

(b)	Stock Options

On February 3, 2004, the Board of Directors of the Company has approved the 2004 Stock Option Plan which allows the Company to grant up to 3,636,000 stock options as an incentive to directors, officers, employees and consultants.

During the year ended May 31, 2004, the Company granted 2,100,000 fully vested stock options to directors and officers of the Company at an exercise price of $0.50 per share. These stock option s expire February 3, 2009.

The Company accounts for its stock based compensation plans using the intrinsic value method whereby no compensation costs have been recognized in the financial statements for stock options granted to employees and directors. If the fair value method had been used for options granted, a fair value of $504,000 would be recorded as compensation expenses. The Company's net loss and net loss per share would approximate the following pro-forma amounts:

	2004	2003
Net loss:
As reported	$(527,446)	$(1,360)
Compensation cost for the year	(504,000)	-

Pro-forma	$(1,031,446)	$(1,360)
Net loss per common share:
As reported	$(0.02)	$(0.00)
Pro-forma	$(0.04)	$(0.00)

Sterling Group Ventures, Inc.
(A Pre-exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2004 and 2003
(Stated in US Dollars) – Page 7

Note 6	Capital Stock – (cont'd)

(b)	Stock Options – (cont'd)

During the year ended May 31, 2004 the Company also granted 1,536,000 fully vested stock options to consultants at an exercise price of $0.50 per share. These stock option expire February 3, 2009. The fair value of options granted to non-employees and non- directors is $368,641 and has been recorded as compensation expense.

The fair value of each option grant is $0.24 and was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the options granted on February 3, 2004: dividend yield of 0%, expected volatility of 51.15%, risk-free interest rate of 3.26%, and an expected life of 5 years.

(c)	Share Purchase Warrants

During the year ended May 31, 2004, 1,766,000 share purchase warrants were issued and outstanding. Each share purchase warrant entitles the holder the right to purchase one common share for two years, at $0.50 per share in the first year or $0.75 in the second year. Upon exercising of the warrant, an additional share purchase warrant will be granted at $1.00 per share for another year.

Note 7

Deferred Tax Assets

There is no current or deferred tax expense for the years ended May 31, 2004 and 2003, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

	2004	2003

Deferred tax assets	$179,379	$4,076
Valuation allowance	(179,379)	(4,076)
Net deferred tax assets	$-	$-

Sterling Group Ventures, Inc.
(A Pre-exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2004 and 2003
(Stated in US Dollars) – Page 8

Note 7

Deferred Tax Assets – (cont'd)

The net change in the valuation allowance for 2004 and 2003 was an increase of $175,303 and $2,987, respectively, and are principally the result of net losses of approximately $555,000 for tax purposes to offset future taxable income, which expire through 2024. All of the net operating loss carryforwards were generated by the parent company. The Company does not file a consolidated tax return because all of its subsidiaries are foreign corporations. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three year period.

Note 8

Non-cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statement. During the year ended May 31, 2004, the Company issued 25,000,000 common shares at a value of $1,881 to acquire 100% of Micro Express Ltd. This transaction was excluded from the statement of cash flows.

Note 9	Subsequent Events – Note 6 Subsequent to May 31, 2004, the Company advanced $45,000 as part of it's investment in the Jiajika Spodumene Project.