Form 10QSB
period 2004-08-31
STERLING GROUP VENTURES INC
filed 2004-10-14
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Act Of 1934

For the quarterly period ended AUGUST 31, 2004

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

Yes ☒          No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.001 par value	40,128,500
(Class)	(Outstanding as of October 12, 2004)

Transitional Small Business Disclosure Format (Check one):    Yes ☐          No ☒

STERLING GROUP VENTURES, INC.
Form 10-QSB
Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
August 31, 2004 and May 31, 2004
(Stated in US Dollars)
(Unaudited)

	August 31,	May 31,
ASSETS	2004	2004
Current
Cash and cash equivalents	$1,444,579	$634,207
Amount receivable – Note 4	443	5,837

	1,445,022	640,044
Advance on investment – Note 3	-	150,000
Capital assets	3,216	-

	$1,448,238	$790,044

LIABILITIES
Current
Accounts payable and accrued liabilities	$36,900	$75,196

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value
500,000,000 shares authorized,
40,128,500 outstanding (May 31, 2004: 38,126,000
outstanding) – Note 5	40,129	38,126
Additional paid in capital	2,160,520	1,215,873
Share purchase warrants	28,350	-
Accumulated other comprehensive loss	(583)	(583)
Deficit accumulated during the exploration stage	(817,078)	(538,568)

	1,411,338	714,848

	$1,448,238	$790,044

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
 INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended August 31, 2004 and 2003 and
for the period July 27, 1994 (Date of Incorporation) to August 31, 2004
(Stated in US Dollars)
(Unaudited)

			July 27, 1994
			(Date of Incor-
	Three months ended		poration) to
	August 31,		August 31,
	2004	2003	2004
Revenue
Interest income	$1,485	$-	$2,061

Expenses
Accounting, audit and legal fees	4,235	250	34,121
Amortization	292	-	292
Bank charges	135	-	285
Consulting fees – Note 4	37,253	-	88,383
Filing fees and transfer agent	2,498	780	20,872
General and administrative fees	4,946	-	10,569
Permit and exploration costs – Note 3	217,521	-	217,521
Printing and mailing	2,179	-	11,750
Stock-based compensation	-	-	368,641
Travel and entertainment	10,936	-	66,705

	279,995	1,030	819,139

Net loss for the period	$(278,510)	$(1,030)	$(817,078)

Basic loss per share	$(0.01)	$(0.00)

Weighted average number of shares outstanding	39,823,772	25,000,000

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended August 31, 2004 and 2003 and
for the period July 27, 1994 (Date of Incorporation) to August 31, 2004
(Stated in US Dollars)
(Unaudited)

			July 27, 1994
			(Date of Incor-
	Three months ended		poration) to
	August 31,		August 31,
	2004	2003	2004
Cash Flows used in Operating Activities
Net loss for the period	$(278,510)	$(1,030)	$(817,078)
Items not affecting cash:
Amortization	292	-	292
Permit and exploration costs	150,000	-	150,000
Translation adjustment	-	-	(106)
Stock-based compensation	-	-	368,641
Changes in non-cash working capital items
Amount receivable	5,394	-	(443)
Accounts payable and accrued liabilities	(38,296)	1,030	36,900

	(161,120)	-	(261,794)

Cash Flows from Investing Activities
Advance on investment	-	-	(150,000)
Acquisition of capital assets	(3,508)	-	(3,508)

	(3,508)	-	(153,508)

Cash Flows from Financing Activities
Capital stock issued	975,000	-	1,858,000
Amounts contributed by a director	-	-	1,881

	975,000	-	1,859,881

Increase in cash during the period	810,372	-	1,444,579

Cash and equivalents, beginning of the period	634,207	-	-

Cash and equivalents, end of the period	$1,444,579	$-	$1,444,579
Cash and equivalents consist of:
Cash	$92,835	$-	$92,835
Term deposits	1,351,744	-	1,351,744
	$1,444,579	$-	$1,444,579

SEE ACCOMPANYING NOTES

Continued

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
 INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended August 31, 2004 and 2003 and
for the period July 27, 1994 (Date of Incorporation) to August 31, 2004
(Stated in US Dollars)
(Unaudited)

July 27, 1994
(Date of Incor-
	Three months ended		poration) to
	August 31,		August 31,
	2004	2003	2004
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash Transaction – Note 6

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period July 27, 1994 (Date of Incorporation) to August 31, 2004
(Stated in US Dollars)
(Unaudited)

	Common Shares		Additional Paid-in	Share Purchase	Accumulated Other Comprehensive	Deficit Accumulated During the Pre- exploration
	Number	Par Value	Capital	Warrants	Loss	Stage	Total

Balance, July 27, 1994	-	$-	$-	$-	$-	$-	$-
(Date of Incorporation)

Common stock	1	1	-	-	-	-	1
Amount contributed by
director	-	-	1,881	-	-	-	1,881
Net loss for the periods	-	-	-	-	-	(7,902)	(7,902)

Balance, May 31, 2001	1	1	1,881	-	-	(7,902)	(6,020)
Net loss for the year	-	-	-	-	-	(1,860)	(1,860)

Balance, May 31, 2002	1	1	1,881	-	-	(9,762)	(7,880)
Net loss for the year	-	-	-	-	-	(1,360)	(1,360)

Balance, May 31, 2003	1	1	1,881	-	-	(11,122)	(9,240)

Reverse Acquisition	(1)	(1)	(1,881)	-	-	-	(1,882)

Issuance of common shares
for reverse acquisition	25,000,000	25,000	(23,119)	-	-	-	1,881

     …/cont’d

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES INC.
Continued (An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period July 27, 1994 (Date of Incorporation) to August 31, 2004
(Stated in US Dollars)
(Unaudited)

						Deficit
						Accumulated
					Accumulated	During the
			Additional	Share	Other	Pre-
	Common Shares		Paid in	Purchase	Comprehensive	exploration
	Number	Par Value	Capital	Warrants	Loss	Stage	Total

Outstanding common shares
of Company prior to
acquisition	11,360,000	11,360	(10,883)	-	(583)	-	(106)

Issuance of shares for cash
pursuant to a private
placement – at $0.50	1,766,000	1,766	881,234	-	-	-	883,000

Stock-based compensation	-	-	368,641	-	-	-	368,641

Net loss for the year	-	-	-	-	-	(527,446)	(527,446)

Balance, May 31, 2004	38,126,000	38,126	1,215,873	-	(58)	(538,568)	714,848
Issuance of shares for cash
pursuant to a private
placement – at $0.50	1,950,000	1,950	973,050	-	-	-	975,000

Issuance of shares for
finder’s fee of private
placement	52,500	53	26,197	-	-	-	26,250

Finder’s fee	-	-	(26,250)	-	-	-	(26,250)
Fair value of share purchase
warrants finder’s fee	-	-	(28,350)	28,350	-	-	-

Net loss for the period	-	-	-	-	-	(278,510)	(278,510)

Balance, August 31, 2004	40,128,500	$40,129	$2,160,520	$28,350	$(583)	$(817,078)	$1,411,338

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2004 (Stated in US Dollars)
(Unaudited)

Note 1

Interim Financial Statements

While the information presented in the accompanying three months to August 31, 2004 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, result of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended August 31, 2004 are not necessarily indicative of the results that can be expected for the year ending May 31, 2005.

Note 2

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Micro Express Holdings Inc., Micro Express Ltd. and Micro Express (Lushi) Ltd. (Note 3). All inter-company transactions and account balances have been eliminated.

Note 3	Advance on Investment

(a)

Jiajika Spodumene Project

On September 16, 2003, the Company, entered into an agreement with a Chinese partner to acquire at least a 75% interest in a 30-year mining joint venture company, which will hold the mining licenses to develop the Jiajika Spodumene property located in Sichuan Province, China for the extraction of lithium and lithium salts. The Company is required to contribute an estimated RMB62,000,000 (US$7,500,000) to earn its 75% interest. As at August 31, 2004, the Company has advanced $150,000 towards this project. These funds were used to acquire the mining permit and as a result this amount has been included in permit and exploration costs for the period ended August 31, 2004. In addition, the Company has spent $7,248 (RMB60,000) for an environmental impact and water preservation study, $6,040 (RMB50,000) for a feasibility study and incurred $41,911 for a preliminary review of the existing feasibility study report provided by the Chinese partner.

Note 3	Advance on Investment

(b)

Lushi Spodumene Property

On December 28, 2003, the Company, entered into a Letter of Intent to earn an interest of between 90% to 92% in a 30-year mining joint venture, which will hold the rights to develop the Lushi Spodumene property located in Henan Province, China. The Company shall contribute the total investment in the project. The amount of the investment will be determined by a pre-feasibility study. On April 10, 2004, the Company entered into a formal joint venture agreement with its Chinese partner to commence earning its 92% interest. As at August 31, 2004, the Company has spent $5,436 (RMB45,000) for resource audit costs and $6,886 (RMB57,000) for metallurgical testing work.

On August 31, 2004, Micro Express (Luchi) Ltd. was incorporated in the British Virgin Islands as the immediate holding company of the Lushi Spodumene Property.

Note 4

Related Party Transactions

The Company was charged consulting fees during the three months ended August 31, 2004 in the amount of $16,664 (July 27, 1994 (Date of Incorporation) to August 31, 2004: $29,255) by a company controlled by a director of the Company.

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

Amounts receivable at August 31, 2004 includes $236 (May 31, 2004: $5,663) due from a director of the Company with respect to travel advances.

Note 5	Capital Stock Commitments:

(a)

Capital Stock

The Company has arranged a private placement of up to 5,000,000 units at $0.50 per unit for total proceeds of $2,500,000. Each unit consists of one common share and one share purchase warrant entitling the holder the right to purchase one common share at $0.50 per share, expiring on February 16, 2005 or at $0.75 per share, expiring on February 16, 2006. Upon exercise of the share purchase warrant, an additional share purchase warrant will be granted at $1.00 per share, expiring February 16, 2007. As at August 31, 2004, the Company has received total subscriptions of $1,858,000 for 3,716,000 units. Finder's fee of 52,500 units with the aforementioned terms were issued.

Note 5	Capital Stock – (cont’d)

(b)

Stock Options

During the three months ended August 31, 2004, no stock options were granted, exercised or cancelled.

As at August 31, 2004, there were 3,636,000 stock options outstanding exercisable at $0.50 per share, expiring on February 3, 2009.

(c)

Share Purchase Warrants

During the three months period ended August 31, 2004, 2,002,500 share purchase warrants were issued, including 52,500 warrants with a fair value of $28,350 for a finder’s fee. No warrants were exercised or cancelled during the period.

As at August 31, 2004, the Company has a total of 3,768,500 share purchase warrants outstanding. Each warrant entitles the holder thereof the right to purchase one common share at $0.50 per share, expiring on February 16, 2005 or at $0.75 per share, expiring on February 16, 2006. Upon exercising of the warrant, an additional share purchase warrant will be granted at $1.00 per share expiring on February 16, 2007.

The fair value of each warrant granted to the finder is $0.54 per share and was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the warrants granted on August 18, 2004: dividend yield of 0%, expected volatility of 73.5%, risk-free interest rate of 2.99%, and an expected life of 1.5 years.

Note 6

Non-cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statement. During the three months ended August 31, 2004, the Company issued 52,500 common shares at a value of $26,250 as commission paid to the broker for a private placement. This transaction was excluded from the statement of cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

The information presented here should be read in conjunction with Sterling Group Venture, Inc.'s financial statements and other information included in this Form 10-QSB. When used in this Form 10-QSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

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

Micro is a party to an agreement with Sichuan Province Mining Ltd, which is 40% held by the Bureau of Sichuan Geology and Resources of the Sichuan Government. Under the terms of the agreement, Micro has the right to acquire at least 75% of the shares of a cooperative joint-venture company to be formed and which will hold the necessary mining licenses. The business of the joint-venture company is to develop the Jiajika spodumene property for the extraction of lithium, lithium salts, and other minerals. The initial capacity of the JV Company is 240,000 tonnes/annum and will be increased to 900,000 t/a in stages pursuant to the approval of Bureau of Land and Resources of Sichuan province. The spodumene concentrate expected to be produced is 47,320 tonnes/annum and tantalum concentrate is 43.2 tonnes/annum. The total investment required is estimated at 88.51 million Chinese Yuan. The initial registered capital is 56 million Chinese Yuan (US$6.8 million). Sichuan Province Mining Ltd. will contribute 14 million Chinese Yuan (about US$1.7 million) including the mining permits and previous works to hold 25% of the JV company. Micro will contribute 42 million Chinese Yuan (about US$5.1 million) to hold 75% of the JV company. An initial contribution of $150,000 has been made by the Company as part of the contribution to obtain the mining permit pursuant to the contract signed between our Chinese partner and Sichuan Bureau of Land and Resources.

The Jiajika mining permit was issued to Sichuan Province Mining Ltd. on May 24, 2004. On June 22, 2004, the Bureau of Land and Resources of Sichuan Province also approved the joint venture proposal submitted by Sichuan Province Mining Ltd. Pursuant to the approval document, Sichuan Province Mining Ltd. will use its mining permit and part of cash as its contributions in the proposed joint venture company with Micro Express Ltd.(“Micro”) which is a wholly subsidiary of Sterling. Micro will bring the project into production. The name for the joint venture, which is Jihai Lithium Ltd., has already been approved by the Business Department of Sichuan Province.

In July 2004, Micro & our Chinese partner signed an agreement with China Nonferrous Engineering and Research Institute for the feasibility study of Jiajika project. In July 2004, Micro & our Chinese partner signed another agreement with Sichuan Research Academy of Environmental Sciences for the environmental impact and water preservation study of Jiajika project.

On April 10, 2004, Micro has signed the joint venture agreement with Lushi Guanpo Minerals Development Ltd. (“Lushi”) of the Henan Province of China to earn more than 90% of the Lushi lithium project by taking the project into production. On May 26, 2004, the Company, through Micro, has signed an agreement with Beijing General Research Institute of Mining & Metallurgy (“Institute”) for the resource audit of Lushi spodumene property. On July 15, 2004, the Company, through Micro, signed another agreement with Beijing General Research Institute of Mining & Metallurgy for metallurgical testing of Lushi property.

Micro has signed a letter of intent with the Hunan Daoxian County Local Government to develop the lithium/rubidium mine in Daoxian, Hunan Province. The Hunan County will contribute a mining license and earn 10% of the 30-year mining joint venture to be formed. Micro will earn a 90% interest by developing and putting the lithium mine into production. As of May 31, 2004, no funds have been contributed. A preliminary investigation indicated that the property is located near a tourist area. Due to an environmental impact issue, the Company has delayed the project. The letter of intent has expired.

Results of Operations

The Company had interest income of $1,485 for the quarter ended August 31, 2004 and no revenue for the same period in 2003. The Company incurred expenses of $279,995, stemming from consulting fees, permit and feasibility study of projects, and general and administrative expenditures as compared to $1,030 for the same period last year.

The Company expects the trend of losses to continue at an increasing rate until we can achieve commercial production on some of the mineral properties, of which there can be no assurance.

Liquidity and Working Capital

As of August 31, 2004, the Company had total current assets of $1,445,022, and total liabilities of $36,900. The Company has a working capital surplus of $1,408,122, as a result of proceeds of $1,858,000 from a private placement commenced in February 2004.

During the three month period that ended August 31, 2004, the Company received $975,000 through the subscription of 1,950,000 Units that consist of one common share and a warrant entitling the investor to purchase an additional common share for $0.50 in the first year or $0.75 in the second year (“A” warrant). Upon exercising an “A” warrant, the holder of each unit will have one additional non-transferable share purchase warrant at $1.00 (“B” warrant) for another year.

If all the warrants (“A” warrant at $0.50 and “B” warrant at “$1.00 per share) were to be exercised, the Company will receive a cash injection of US$ 5,652,750.

The Company has no other capital resources other than the ability to use its common stock to achieve additional capital or exercise of the warrants by the unit holders.

Limited Operating History; Anticipated Losses; Uncertainty of Future Results

Sterling Group Ventures, Inc. has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving distribution methods with which the Company intends to operate and the acceptance of the Company's business model. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of its products. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol SGGV. As of August 31, 2004, there were approximately 40,128,500 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

Outlook

Once the feasibility study of Jiajika project is finished, the Company will set up joint venture Company with its Chinese partner in Sichuan province and will concentrate its efforts on raising the US$5.1 million necessary to earn its 75% interest and put the Jiajika lithium deposit into production.

The resource audit and metallurgical tests for Lushi property will determine to what extent, if any, the required funding will be for the property.

ITEM 3. CONTROLS AND PROCEDURES

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of May 31, 2004, the date of their last annual report on Form 10KSB, and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2004, the Company commenced a private placement of up to 5,000,000 units at $0.50 per unit for total proceeds of $2,500,000. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one common share for two years, at $0.50 per share in the first year or $0.75 in the second year (“A” warrant). Upon exercising an “A” warrant, the holder of each unit will have one additional non-transferable share purchase warrant at $1.00 (“B” warrant) for another year. The proceeds from this private placement will be used to update a 1999 feasibility study, and design the development of the Jiajika deposit, and resource audit and metallurgical tests for the Lushi deposits and working capital. A 7% finder’s fee will be paid in units with the same terms.

During the three months ended August 31, 2004, the Company has received subscriptions of $975,000 for 1,950,000 units.

Finder’s fee of 52,500 units with the same terms was incurred during the three months ended August 31, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On October 1, 2004 the Board of Directors, pursuant to Nevada law, adopted amended the Bylaws as follows:

I .01 Annual Meetings. The annual meeting of the shareholders of the corporation for the election of directors and for such other business as may properly come before the meeting shall be held at such time and place as designated by the Board of Directors.

The entire Bylaws, as amended, are attached hereto as Exhibit 3.2.

ITEM 6. EXHIBITS

(a)

3.1	Articles of Incorporation of the Registrant (1)

3.2	Amended Bylaws of the Registrant

31.1	Section 302 Sarbanes-Oxley Certification of Chief Executive Officer

31.2	Section 302 Sarbanes-Oxley Certification of Chief Financial Officer

32.1	Section 906 Sarbanes-Oxley Certification of Chief Executive Officer

32.2	Section 906 Sarbanes-Oxley Certification of Chief Financial Officer

99.1	Press Release: Mining Permit Issued to Sterling's Chinese Partner and Joint Venture Proposal Has Been Approved by the Bureau of Land and Resources of Sichuan Province, July 13, 2004

99.2	Press release: Interest to purchase all initial lithium concentrate from Jiajika JV received (August 31, 2004)
________________________
(1)	Previously filed as an exhibit to Sterling Group Ventures, Inc. registration statement on Form SB-2 filed July 26, 2002

(b) Reports on Form 8-K filed during the three months ended August 31, 2004.

Form 8-K filed June 18, 2004
Form 8-K/A filed June 23, 2004

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 13, 2004	STERLING GROUP VENTURES INC /s/ Xuxin Shao Xuxin (Richard) Shao President