Form 10QSB
period 2004-11-30
STERLING GROUP VENTURES INC
filed 2005-01-13
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Act Of 1934

For the quarterly period ended November 30, 2004

Commission file number: 333-97187

STERLING GROUP VENTURES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	72-1535634
(State or other jurisdiction of	(IRS Employer Identification No.)
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
Yes ☒  No  ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.001 par value	40,177,500
(Class)	(Outstanding as of December 14, 2004)

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

STERLING GROUP VENTURES, INC. FORM 10-QSB

INDEX

		Page

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3

	Interim Consolidated Balance Sheets of Sterling Group Ventures, Inc. at November 30, 2004 and May 31, 2004	F-1

	Interim Consolidated Statements of Operations for the three and six months ended November 30, 2004 and 2003 and for the Period July 27, 1994 (Date of Incorporation) to November 30, 2004	F-2

	Interim Consolidated Statements of Cash Flows for the six months ended November 30, 2004 and 2003 and for the Period July 27, 1994 (Date of Incorporation) to November 30, 2004	F-3 - F-4

	Interim Consolidated Statements of Stockholders' Equity (Deficiency) for the period July 27, 1994 (Date of Incorporation) to November 30, 2004	F-5 - F-6

	Notes to the Interim Consolidated Financial Statements	F-7 - F-9

Item 2.	Management's Discussion and Analysis or Plan of Operation	4

Item 3.	Controls and Procedures	7

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings	7

Item 2.	Unregistered Sales of Equity Securities and Use of proceeds	7

Item 3.	Defaults Upon Senior Securities	8

Item 4.	Submission of Matters to a Vote of Security Holders	8

Item 5.	Other Information	8

Item 6.	Exhibits	8

Signatures		9

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
November 30, 2004 and May 31, 2004
(Stated in US Dollars)
(Unaudited)

	November 30,	May 31,
	2004	2004
ASSETS

Current
Cash and cash equivalents	$1,233,040	$634,207
Amounts receivable – Note 4	5,209	5,837
Prepaid expense	145	-

	1,238,394	640,044
Advance on investment – Note 3	-	150,000
Capital assets	2,923	-

	$1,241,317	$790,044

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 4	$19,258	$75,196

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value
500,000,000 shares authorized
40,177,500 outstanding (May 31, 2004: 38,126,000
outstanding) – Note 5	40,178	38,126
Additional paid in capital	2,148,711	1,215,873
Share purchase warrants	40,110	-
Accumulated other comprehensive loss	(583)	(583)
Deficit accumulated during the exploration stage	(1,006,357)	(538,568)

	1,222,059	714,848

	$1,241,317	$790,044

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended November 30, 2004 and 2003 and for the period July 27, 1994 (Date of Incorporation) to November 30, 2004
(Stated in US Dollars)
(Unaudited)

					July 27,1994
					(Date of
					Incorporation)
	Three months ended		Six months ended		to
	November 30,		November 30,		November 30,
	2004	2003	2004	2003	2004

Revenue
Interest income	$4,344	$-	$5,829	$-	$6,405

Expenses
Accounting, audit and
legal fees	37,827	250	42,062	500	71,948
Amortization	293	-	585	-	585
Bank charges	151	-	286	-	436
Consulting fees – Note 4	81,996	-	119,249	-	170,379
Filing and transfer
agent fees	1,364	780	3,862	1,560	22,236
General and administrative
fees	7,361	-	12,307	-	17,930
Permit and engineering
studies – Note 3	32,288	-	249,809	-	249,809
Printing and mailing	10,279	-	12,458	-	22,029
Stock-based compensation	-	-	-	-	368,641
Travel and entertainment	22,064	-	33,000	-	88,769

	193,623	1,030	473,618	2,060	1,012,762

Net loss for the period	$(189,279)	$(1,030)	$(467,789)	$(2,060)	$(1,006,357)

Basic loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number
of shares outstanding	40,139,269	25,000,000	39,980,658	25,000,000

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended November 30, 2004 and 2003 and
for the period July 27, 1994 (Date of Incorporation) to November 30, 2004
(Stated in US Dollars)
(Unaudited)

			July 27, 1994
			(Date of
	Six months ended		Incorporation) to
	November 30,		November 30,
	2004	2003	2004

Cash Flows used in Operating Activities
Net loss for the period	$(467,789)	$(2,060)	$(1,006,357)
Items not affecting cash:
Amortization	585	-	585
Permit and engineering studies	150,000	-	150,000
Translation adjustment	-	-	(106)
Stock-based compensation	-	-	368,641
Changes in non-cash working capital items
Amounts receivable	628	-	(5,209)
Prepaid expense	(145)	-	(145)
Accounts payable and accrued liabilities	(55,938)	2,060	19,258

	(372,659)	-	(473,333)

Cash Flows from Investing Activities
Advance on investment	-	-	(150,000)
Acquisition of capital assets	(3,508)	-	(3,508)

	(3,508)	-	(153,508)

Cash Flows from Financing Activities
Capital stock issued	975,000	-	1,858,000
Amounts contributed by a director	-	-	1,881

	975,000	-	1,859,881

Increase in cash during the period	598,833	-	1,233,040

Cash and equivalents, beginning of the period	634,207	-	-

Cash and equivalents, end of the period	$1,233,040	$-	$1,233,040

…/cont'd

SEE ACCOMPANYING NOTES

Continued

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended November 30, 2004 and 2003 and
for the period July 27, 1994 (Date of Incorporation) to November 30, 2004
(Stated in US Dollars)
(Unaudited)

			July 27, 1994
			(Date of
	Six months ended		Incorporation) to
	November 30,		November 30,
	2004	2003	2004

Cash and equivalents consist of:
Cash	$87,000	$-	$87,000
Term deposits	1,146,040	-	1,146,040

	$1,233,040	$-	$1,233,040

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Non-cash Transaction – Note 6

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period July 27, 1994 (Date of Incorporation) to November 30, 2004
(Stated in US Dollars)
(Unaudited )

						Deficit
						Accumulated
					Accumulated	During the
			Additional	Share	Other	Pre-
	Common Shares		Paid-in	Purchase	Comprehensive	exploration
	Number	Par Value	Capital	Warrants	Loss	Stage	Total
Balance, July 27, 1994
(Date of Incorporation)	-	$-	$-	$-	$-	$-	$-

Common stock	1	1	-	-		-	1
Amount contributed by
director	-	-	1,881	-		-	1,881
Net loss for the period	-	-	-		-	(7,902)	(7,902)

Balance, May 31, 2001	1	1	1,881	-	-	(7,902)	(6,020)
Net loss for the year	-	-	-		-	(1,860)	(1,860)

Balance, May 31, 2002	1	1	1,881	-	-	(9,762)	(7,880)
Net loss for the year	-	-	-		-	(1,360)	(1,360)

Balance, May 31, 2003	1	1	1,881	-	-	(11,122)	(9,240)

Reverse Acquisition	(1)	(1)	(1,881)	-	-	-	(1,882)

Issuance of common shares
for reverse acquisition	25,000,000	25,000	(23,119)	-	-	-	1,881

…/cont'd

SEE ACCOMPANYING NOTES

Continued

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period July 27, 1994 (Date of Incorporation) to November 30, 2004
(Stated in US Dollars)
(Unaudited )

						Deficit
						Accumulated
					Accumulated	During the
			Additional	Share	Other	Pre-
	Common Shares		Paid in	Purchase	Comprehensive	exploration
	Number	Par Value	Capital	Warrants	Loss	Stage	Total
Outstanding common shares
of Company prior to
acquisition	11,360,000	11,360	(10,883)	-	(583)	-	(106)

Issuance of shares for cash
pursuant to a private
placement – at $0.50	1,766,000	1,766	881,234	-	-	-	883,000

Stock-based compensation	-	-	368,641	-	-	-	368,641

Net loss for the year	-	-	-	-	-	(527,446)	(527,446)

Balance, May 31, 2004	38,126,000	38,126	1,215,873	-	(583)	538,568)	714,848
Issuance of shares for cash
pursuant to a private
placement – at $0.50	1,950,000	1,950	973,050	-	-	-	975,000
Issuance of shares for finder’s
fee of private placement	101,500	102	50,648	-	-	-	50,750
Finder’s fee	-	-	(50,750)	-	-	-	(50,750)
Fair value of share purchase
warrants finder’s fee	-	-	(40,110)	40,110	-	-	-
Net loss for the period	-	-	-	-	-	(467,789)	(467,789)

Balance, November 30, 2004	40,177,500	$40,178	$2,148,711	$40,110	$(583)	$(1,006,357)	$1,222,059

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2004
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Financial Statements

While the information presented in the accompanying six months to November 30, 2004 financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, result of operations and cash flows for the interim periods presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended November 30, 2004 are not necessarily indicative of the results that can be expected for the year ending May 31, 2005.

Note 2	Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Micro Express Holdings Inc., Micro Express Ltd. and Micro Express (Lushi) Ltd. (Note 3). All inter-company transactions and account balances have been eliminated.

Note 3		Advance on Investment

	a)	Jiajika Spodumene Project

On September 16, 2003, the Company, entered into an agreement with a Chinese partner to acquire at least a 75% interest in a 30-year mining joint venture company, which will hold the mining licenses to develop the Jiajika Spodumene property located in Sichuan Province, China for the extraction of lithium and lithium salts. The Company is required to contribute an estimated RMB42,000,000 (US$5,100,000) to earn its 75% interest. As at November 30, 2004, the Company has advanced $150,000 towards this project. These funds were used to acquire the mining permit and as a result this amount has been included in permit and engineering studies costs for the period ended November 30, 2004. In addition, the Company has spent $7,248 (RMB60,000) for an environmental impact and water preservation study, $24,288 (RMB200,000) for a feasibility study, $29,890 (CDN$39,320) for a preliminary review of the existing feasibility study report provided by the Chinese partner and $19,370 (RMB160,000) for engineering design reports.

Note 3	Advance on Investment – (cont’d)

	b)	Lushi Spodumene Property

On December 28, 2003, the Company, entered into a Letter of Intent to earn an interest of between 90% to 92% in a 30-year mining joint venture, which will hold the rights to develop the Lushi Spodumene property located in Henan Province, China. The Company shall contribute the total investment in the project. The amount of the investment will be determined by a pre-feasibility study. On April 10, 2004, the Company entered into a formal joint venture agreement with its Chinese partner to commence earning its 92% interest. As at November 30, 2004, the Company has spent $5,436 (RMB45,000) for resource audit costs, $12,360 (RMB102,000) for metallurgical testing work and $1,217 (RMB10,000) for sampling fees.

On August 18, 2004, Micro Express (Luchi) Ltd. was incorporated in the British Virgin Islands as the immediate holding company of the Lushi Spodumene Property.

Note 4	Related Party Transactions

The Company was charged consulting fees during the three months ended November 30, 2004 in the amount of $39,381 and for the six months ended November 30, 2004 in the amount of $56,045 (July 27, 1994 (Date of Incorporation) to November 30, 2004: $68,636) by companies controlled by directors of the Company.

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

Amounts receivable at November 30, 2004 includes $Nil (May 31, 2004: $5,663) due from a director of the Company with respect to travel advances.

Accounts payable and accrued liabilities at November 30, 2004 includes $694 (May 31, 2004: $Nil) due to a director of the Company.

Note 5	Capital Stock

Commitments:

	a)	Capital Stock

The Company has arranged a private placement of up to 5,000,000 units at $0.50 per unit for total proceeds of $2,500,000. Each unit consists of one common share and one share purchase warrant entitling the holder the right to purchase one common share at $0.50 per share, expiring on February 16, 2005 or at $0.75 per share, expiring on February 16, 2006. Upon exercise of the share purchase warrant, an additional share purchase warrant will be granted at $1.00 per share, expiring February 16, 2007. As at November 30, 2004, the Company has received total subscriptions of $1,858,000 for 3,716,000 units. Finder's fee of 101,500 units with the aforementioned terms were issued.

	b)	Stock Options

During the six months ended November 30, 2004, no stock options were granted, exercised or cancelled.

As at November 30, 2004, there were 3,636,000 stock options outstanding exercisable at $0.50 per share, expiring on February 3, 2009.

	c)	Share Purchase Warrants

During the six months period ended November 30, 2004, 2,051,500 share purchase warrants were issued, including 101,500 warrants with a fair value of $40,110 for a finder’s fee. No warrants were exercised or cancelled during the period.

As at November 30, 2004, the Company has a total of 3,817,500 share purchase warrants outstanding. Each warrant entitles the holder thereof the right to purchase one common share at $0.50 per share, expiring on February 16, 2005 or at $0.75 per share, expiring on February 16, 2006. Upon exercising of the warrant, an additional share purchase warrant will be granted at $1.00 per share expiring on February 16, 2007.

The fair values of the warrant granted to the finder range from $0.24 to $0.54 per share and were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: dividend yield of 0%, expected volatility from 73.5% to 92.5%, risk-free interest rate from 2.99% to 3.27%, and an expected life of from 1.25 to 1.5 years.

Note 6	Non-cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statement. During the six months ended November 30, 2004, the Company issued 101,500 common shares at a value of $50,750 as commission paid to the broker for a private placement. This transaction was excluded from the statement of cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

The information presented here should be read in conjunction with Sterling Group Ventures Inc.'s financial statements and other information included in this Form 10-QSB. When used in this Form 10-QSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Plan of Operations

On January 20, 2004, Sterling Group Ventures, Inc. (“Sterling” or “the Company”) completed the acquisition of all of the issued and outstanding shares of Micro Express Ltd., a British Virgin Islands corporation (“Micro”) pursuant to an Acquisition Agreement, filed as an exhibit to a Form 8-K on January 29, 2004. Pursuant to the transaction, the Company issued an aggregate of 25,000,000 shares of common stock to the stockholders of Micro in exchange for 100% of the shares of Micro common stock.

Micro is a party to an agreement with Sichuan Province Mining Ltd. Under the terms of the agreement, Micro has the right to acquire 75% of the shares of a joint-venture company to be formed and which will hold the necessary mining licenses. The business of the joint-venture company is to develop the Jiajika spodumene property for the extraction of lithium, lithium salts, and other minerals. The initial capacity of the JV Company is 240,000 tonnes/annum and will be increased to 900,000 tonnes/annum in stages pursuant to the approval of Bureau of Land and Resources of Sichuan Province. The spodumene concentrate expected to be produced is 47,320 tonnes/annum and tantalum concentrate is 43.2 tonnes/annum. The total investment required is estimated at 88.51 million Chinese Yuan (about $10,694,779) The initial registered capital is 56 million Chinese Yuan ($6.8 million). Sichuan Province Mining Ltd. will contribute 14 million Chinese Yuan (about $1.7 million) including the mining permits and previous works to hold 25% of the JV company. Micro will contribute 42 million Chinese Yuan (about $5.1 million) to hold 75% of the JV company. An initial contribution of $150,000 has been made by the Company as part of the contribution to obtain the mining permit pursuant to the contract signed between our Chinese partner and Sichuan Bureau of Land and Resource.

The Jiajika mining permit was issued to Sichuan Province Mining Ltd. on May 24, 2004. On June 22, 2004, the Bureau of Land and Resources of Sichuan Province also approved the joint venture proposal submitted by Sichuan Province Mining Ltd. Pursuant to the approval document, Sichuan Province Mining Ltd. will use its mining permit and part of cash as its contributions in the proposed joint venture company with Micro Express Ltd.(“Micro”) which is a wholly owned subsidiary of Sterling. Micro will bring the project into production. The name for the joint venture, which is Jihai Lithium Ltd., has already been approved by the Business Department of Sichuan Province.

In July 2004, Micro and our Chinese partner signed an agreement with China Nonferrous Engineering and Research Institute for the feasibility study of Jiajika project. In July 2004, Micro and our Chinese partner signed another agreement with Sichuan Research Academy of Environmental Sciences for the environmental impact and water preservation study of Jiajika project. In October 2004, Micro and our Chinese partner signed agreements with Sichuan Shukang Geology Engineering and Survey Ltd. for a series of engineering studies including road measurement, topography survey and earthquake studies.

On April 10, 2004, Micro signed the joint venture agreement with Lushi Guanpo Minerals Development Ltd. (“Lushi”) of the Henan Province of China to earn more than 90% of the Lushi lithium project by taking the project into production. On May 26, 2004, the Company, through Micro, has signed an agreement with Beijing General Research Institute of Mining & Metallurgy (“Institute”) for the resource audit of Lushi spodumene property.

On July 15, 2004, the Company, through Micro, signed another agreement with Beijing General Research Institute of Mining & Metallurgy for metallurgical testing of Lushi property.

Results of Operations

The following discussion should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended May 31, 2004; and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the three and six months ended November 30, 2004, as compared to the three and six months ended November 30, 2003.

The Company had interest income of $4,344 for the quarter ended November 30, 2004 as compared to $0 for the quarter ended November 30, 2003. For the six months ended November 30, 2004 the Company had interest income of $5,829 as compared to $0 for the six months ended November 30, 2003.

The operating loss increased to $189,279 for the quarter ended November 30, 2004, as compared to $1,030 for the quarter ended November 30, 2003, while the operating loss for six months ended November 30, 2004 was $467,789 as compared to $2,060 for the six months ended November 30, 2003. The increase in the operating loss is due primarily to the Company's expanded operations in feasibility studies and engineering studies for the Jiajika and Lushi projects in China.

For the three months ended November 30, 2004 relative to the same period in 2003, consulting services increased by $81,996, while consulting services increased by $119,249 for the six months ended November 30, 2004 relative to the same period in 2003. The increases in consulting services resulted from the Company’s expanded operations focusing on development activities and financing activities.

Accounting, audit and legal fees increased by $37,577 for the three months ended November 30, 2004 when compared to the same period in 2003. Accounting, audit and legal fees increased by $ 41,562 for the six months ended November 30, 2004 when compared to the same period in 2003.

Permit and engineering studies costs increased by $32,288 for the three months ended November 30, 2004 when compared to the same period in 2003. Permit and engineering studies costs increased by $249,809 for the six months ended November 30, 2004 when compared to the same period in 2003.

Travel expenses increased by $22,064 for the three months ended November 30, 2004 when compared to the same period in 2003. Travel expenses increased by $33,000 for the six months ended November 30, 2004 when compared to the same period in 2003.

The Company expects the trend of losses to continue at an increasing rate until we can achieve commercial production on some of the mineral properties, of which there can be no assurance.

Liquidity and Working Capital

As of November 30, 2004, the Company had total current assets of $1,238,394, and total liabilities of $19,258. The Company has a working capital surplus of $1,219,136, as a result of proceeds of $1,858,000 from a private placement commenced in February 2004.

If all of Sterling’s outstanding warrants (“A” warrant at $0.50 and “B” warrant at “$1.00 per share) were to be exercised, the Company would receive a cash injection of US$ 5,726,250.

The Company has no other capital resources other than the ability to use its common stock or the exercise of the warrants by the unit holders to achieve additional capital.

Limited Operating History; Anticipated Losses; Uncertainty of Future Results

Sterling has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving distribution methods with which the Company intends to operate and the acceptance of the Company's business model. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of its products. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol SGGV. As of November 30, 2004, there were approximately 40,177,500 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future.

Management of Growth

The Company's future success depends upon its ability to raise adequate financing to meet its mineral exploration and operational expenses. This need to manage its expenses will place a significant strain on the Company's management and operational resources. If the Company is unable to manage its expenses effectively, the Company's business, results of operations, and financial condition will be materially adversely affected.

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

Political Risks

The market in China is monitored by the government, which could impose taxes or restrictions at any time which would make operations unprofitable and unfeasible and cause a write-off of investment in the mineral properties. Other factors include political policy on foreign ownership, political policy to open the doors to foreign investors, and political policy on mineral claims and metal prices.

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

Outlook

The Company is working the metallurgical tests and a series of engineering studies for the Jiajika property. The Company is also in the process of setting up joint venture Company with its Chinese partner in Sichuan province and concentrates its efforts on raising the $5.1 million necessary to earn its 75% interest and put the Jiajika lithium deposit into production.

The metallurgical tests for Lushi property and following pre-feasibility study will determine to what extent, if any, the required funding will be for the property.

ITEM 3. CONTROLS AND PROCEDURES

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of May 31, 2004, the date of their last annual report on Form 10KSB, and has concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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

Finder’s fee of 49,000 units with the same terms was incurred during the three months ended November 30, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                       None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 2, 2004, the Board of Directors of the Company submitted the following matters to a vote of security holders at the Annual Meeting of Shareholders to be held at 2:00 PM, local time, January 17, 2005, through the solicitation proxies filed with SEC.

Proposal #1:	To receive the financial statements of the Company for its fiscal year ended May 31, 2004 and the report of the Auditors thereof.

Proposal #2:	To ratify the designation of Amisano Hanson as Independent Accountants for the annual period ending May 31, 2005.

Proposal #3:

To elect four directors to hold office until the next annual meeting of shareholders and  qualification of their respective successors.

Nominees: Richard Shao, Raoul Tsakok, Patrick Chan, and Gerald Runolfson

Proposal #4:	To approve the 2004 Incentive Stock Option Plan for the Company.

Proposal #5:	To transact such other business as may properly come before the Annual Meeting or any postponement or adjournment thereof.

ITEM 5. OTHER INFORMATION

                       None

ITEM 6. EXHIBITS

3.1	Articles of Incorporation of the Registrant (1)
3.2	Amended Bylaws of the Registrant (2)
31.1	Section 302 Sarbanes-Oxley Certification of Chief Executive Officer
31.2	Section 302 Sarbanes-Oxley Certification of Chief Financial Officer
32.1	Section 906 Sarbanes-Oxley Certification of Chief Executive Officer
32.2	Section 906 Sarbanes-Oxley Certification of Chief Financial Officer
99.1	Press Release: Update of Jiajika Lithium Project, October 14, 2004

---------------------------
(1)	Previously filed as an exhibit to Sterling Group Ventures, Inc. registration statement on Form SB-2 filed July 26, 2002
(2)	Previously filed as an exhibit to Sterling Group Ventures, Inc. quarterly report on Form 10QSB filed October 14, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 12, 2005

STERLING GROUP VENTURES, INC.

/s/ Xuxin Shao
Xuxin (Richard) Shao
President