Form 10QSB
period 2005-02-28
STERLING GROUP VENTURES INC
filed 2005-04-14
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Act Of 1934

For the quarterly period ended February 28, 2005

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

Yes   ☒         No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:

Common Stock, $0.001 par value	40,277,500
(Class)	(Outstanding as of April 12, 2005)

Transitional Small Business Disclosure Format (Check one):            Yes   ☐        No   ☒

STERLING GROUP VENTURES, INC.
FORM 10-QSB

INDEX

		Page

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3

	Interim Consolidated Balance Sheets of Sterling Group Ventures, Inc.at February 28, 2005 and May 31, 2004	F-1

	Interim Consolidated Statements of Operations for the three and nine months ended February 28, 2005 and February 29, 2004and for the Period July 27, 1994 (Date of Incorporation) to February 28, 2005	F-2

	Interim Consolidated Statements of Cash Flows for the nine months ended February 28, 2005 and February 29, 2004 and for the Period July 27, 1994 (Date of Incorporation) to February 28, 2005	F-3 - F-4

	Interim Consolidated Statements of Stockholders' Equity (Deficiency) for the period July 27, 1994 (Date of Incorporation) to February 28, 2005	F-5 - F-6

	Notes to the Interim Consolidated Financial Statements	F-7 -F-10

Item 2.	Management's Discussion and Analysis or Plan of Operation	4

Item 3.	Controls and Procedures	9

Part II - OTHER INFORMATION		9

Item 1.	Legal Proceedings	9

Item 2.	Unregistered Sales of Equity Securities and Use of proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	10

Item 6.	Exhibits	10

Signatures		10

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
February 28, 2005 and May 31, 2004
(Stated in US Dollars)
(Unaudited)

	February 28,	May 31,
ASSETS	2005	2004

Current
Cash and cash equivalents	$1,052,758	$634,207
Amounts receivable – Note 4	8,673	5,837
Prepaid expenses	34,516	-

	1,095,947	640,044
Advance on investment – Note 3	-	150,000
Capital assets	3,674	-

	$1,099,621	$790,044

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 4	$26,154	$75,196

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value
500,000,000 shares authorized
40,277,500 outstanding (May 31, 2004: 38,126,000
outstanding) – Note 5	40,278	38,126
Additional paid in capital	2,190,611	1,215,873
Share purchase warrants	40,110	-
Accumulated other comprehensive loss	(583)	(583)
Deficit accumulated during the exploration stage	(1,196,949)	(538,568)

	1,073,467	714,848

	$1,099,621	$790,044

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended February 28, 2005 and February 29, 2004 and for the period July 27, 1994 (Date of Incorporation) to February 28, 2005
(Stated in US Dollars)
(Unaudited)

					July 27,1994
					(Date of
					Incorporation)
	Three months ended		Nine months ended		to
	February 28,	February 29,	February 28,	February 29,	February 28,
	2005	2004	2005	2004	2005

Revenue
Interest income	$4,600	$7	$10,429	$7	$11,005

Expenses
Accounting, audit and
legal fees	14,515	929	56,577	1,429	86,463
Amortization	387	-	972	-	972
Bank charges	104	-	390	-	540
Consulting fees – Note 4	58,872	-	178,121	-	229,251
Filing and transfer agent
fees	379	2,877	4,241	4,437	22,615
General and administrative
fees	6,236	766	18,543	766	24,166
Permit and engineering
studies – Note 3	85,043	-	334,852	-	334,852
Shareholder information
and investor relations	20,721	3,952	33,179	3,952	42,750
Stock-based compensation	-	368,641	-	368,641	368,641
Travel and entertainment	8,935	-	41,935	-	97,704

	195,192	377,165	668,810	379,225	1,207,954

Net loss for the period	$(190,592)	$(377,158)	$(658,381)	$(379,218)	$(1,196,949)

Basic loss per share	$(0.00)	$(0.01)	$(0.02)	$(0.01)

Weighted average number	40,258,611	27,122,198	40,072,291	25,704,818
of shares outstanding

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended February 28, 2005 and February 29, 2004 and for the period July 27, 1994 (Date of Incorporation) to February 28, 2005
(Stated in US Dollars)
(Unaudited)

			July 27, 1994
			(Date of
	Nine months ended		Incorporation) to
	February 28,	February 29,	February 28,
	2005	2004	2005

Cash Flows used in Operating Activities
Net loss for the period	$(658,381)	$(379,218)	$(1,196,949)
Items not affecting cash:
Amortization	972	-	972
Permit and engineering studies	150,000	-	150,000
Shareholder information and investor
relations	10,500	-	10,500
Translation adjustment	-	(604)	(106)
Stock-based compensation	-	368,641	368,641
Changes in non-cash working capital items
Amounts receivable	(2,836)	-	(8,673)
Prepaid expenses	(3,016)	(2,000)	(3,016)
Accounts payable and accrued liabilities	(49,042)	105	26,154

	(551,803)	(13,076)	(652,477)

Cash Flows used in Investing Activities
Advance on investment	-	-	(150,000)
Acquisition of capital assets	(4,646)	-	(4,646)

	(4,646)	-	(154,646)

Cash Flows from Financing Activities
Capital stock issued	975,000	-	1,858,000
Amounts contributed by a director	-	-	1,881
Share subscriptions received	-	290,000	-

	975,000	290,000	1,859,881

Increase in cash during the period	418,551	276,924	1,052,758

Cash and equivalents, beginning of the period	634,207	-	-

Cash and equivalents, end of the period	$1,052,758	$276,924	$1,052,758
     /cont’d

SEE ACCOMPANYING NOTES

Continued

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended February 28, 2005 and February 29, 2004 and for the period July 27, 1994 (Date of Incorporation) to February 28, 2005
(Stated in US Dollars)
(Unaudited)

			July 27, 1994
			(Date of
	Nine months ended		Incorporation) to
	February 28,	February 29,	February 28,
	2005	2004	2005

Cash and equivalents consist of:
Cash	$71,972	$126,917	$71,972
Term deposits	980,786	150,007	980,786

	$1,052,758	$276,924	$1,052,758

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-
Non-cash Transactions – Note 6

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period July 27, 1994 (Date of Incorporation) to February 28, 2005
(Stated in US Dollars)
(Unaudited )

						Deficit
						Accumulated
					Accumulated	During the
			Additional	Share	Other	Pre-
	Common Shares		Paid-in	Purchase	Comprehensive	exploration
	Number	Par Value	Capital	Warrants	Loss	Stage	Total
Balance, July 27, 1994
(Date of Incorporation)	$-	$-	$-	$-	$-	$-	$-

Common stock	1	1	-	-		-	1
Amount contributed by
director	-	-	1,881	-		-	1,881
Net loss for the period	-	-	-		-	(7,902)	(7,902)

Balance, May 31, 2001	1	1	1,881	-	-	(7,902)	(6,020)
Net loss for the year	-	-	-		-	(1,860)	(1,860)

Balance, May 31, 2002	1	1	1,881	-	-	(9,762)	(7,880)
Net loss for the year	-	-	-		-	(1,360)	(1,360)

Balance, May 31, 2003	1	1	1,881	-	-	(11,122)	(9,240)

Reverse Acquisition	(1)	(1)	(1,881)	-	-	-	(1,882)

Issuance of common shares
for reverse acquisition	25,000,000	25,000	(23,119)	-	-	-	1,881
/cont’d

SEE ACCOMPANYING NOTES

Continued

      STERLING GROUP VENTURES INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period July 27, 1994 (Date of Incorporation) to February 28, 2005
(Stated in US Dollars)
(Unaudited )

						Deficit
						Accumulated
					Accumulated	During the
			Additional	Share	Other	Pre-
	Common Shares		Paid in	Purchase	Comprehensive	exploration
	Number	Par Value	Capital	Warrants	Loss	Stage	Total
Outstanding common shares
of Company prior to
acquisition	11,360,000	11,360	(10,883)	-	(583)	-	(106)

Issuance of shares for cash
pursuant to a private
placement – at $0.50	1,766,000	1,766	881,234	-	-	-	883,000

Stock-based compensation	-	-	368,641	-	-	-	368,641

Net loss for the year	-	-	-	-	-	(527,446)	(527,446)

Balance, May 31, 2004	38,126,000	38,126	1,215,873	-	(583)	(538,568)	714,848
Issuance of shares for cash
pursuant to a private
placement – at $0.50	1,950,000	1,950	973,050	-	-	-	975,000
Issuance of shares for finder’s
fee of private placement	101,500	102	50,648	-	-	-	50,750
Finder’s fee	-	-	(50,750)	-	-	-	(50,750)
Fair value of share purchase
warrants finder’s fee	-	-	(40,110)	40,110	-	-	-
Issuance of shares for services
rendered	100,000	100	41,900	-	-	-	42,000
Net loss for the period	-	-	-	-	-	(658,381)	(658,381)

Balance, February 28, 2005	40,277,500	$40,278	$2,190,611	$40,110	$(583)	$(1,196,949)	$1,073,467

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.
 (An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2005 (Stated in US Dollars)
(Unaudited)

Note 1

Interim Financial Statements

While the information presented in the accompanying nine months to February 28, 2005  financial statements is unaudited, it includes all adjustments which are, in the opinion of  management, necessary to present fairly the financial position, result of operations and  cash flows for the interim periods presented in accordance with the accounting principles  generally accepted in the United States of America. In the opinion of management, all  adjustments considered necessary for a fair presentation of the results of operations and  financial position have been included and all such adjustments are of a normal recurring  nature.

Operating results for the quarter ended February 28, 2005 are not necessarily indicative of  the results that can be expected for the year ending May 31, 2005.

Note 2

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its  wholly-owned subsidiaries, Micro Express Holdings Inc., Micro Express Ltd., Micro  Express (Lushi) Ltd. and Makaelo Limited. All inter-company transactions and account  balances have been eliminated.

Note 3	Mineral Projects – Note 7

a) Jiajika Spodumene Project

On September 16, 2003, the Company, entered into an agreement with a Chinese  partner to acquire at least a 75% interest in a 30-year mining joint venture company,  which will hold the mining licenses to develop the Jiajika Spodumene property located  in Sichuan Province, China for the extraction of lithium and lithium salts. On April 5,  2005 the joint venture contract was executed. The Company is required to contribute RMB42,000,000 (US$5,100,000) to earn its 75% interest as follows:

RMB

On April 15, 2005	5,000,000
On or before July 31, 2005	10,000,000
After stage 1 construction	7,000,000
Within 2 years from the date of issuance of a
business licence	20,000,000

42,000,000

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
February 28, 2005
(Stated in US Dollars)
(Unaudited) – Page 2

Note 3	Mineral Projects – Note 7 – (cont’d)

	a)	Jiajika Spodumene Project – (cont’d)

As at February 28, 2005, the Company had advanced $150,000 towards this project.  These funds were used to acquire the mining permit and as a result this amount has  been included in permit and exploration costs for the period ended February 28, 2005.  In addition, the Company has spent $16,691 (RMB138,000) for an environmental  impact and water preservation study, $24,288 (RMB200,000) for a feasibility study,  $31,633 (CDN$41,629) for a preliminary review of the existing feasibility study report  provided by the Chinese partner, $19,370 (RMB160,000) for engineering design  reports, $7,264 (RMB60,000) for metallurgical test, $43,584 (RMB360,000) for road  design and $6,053 (RMB50,000) for coordination and service costs.

	b)	Lushi Spodumene Property

On December 28, 2003, the Company, entered into a Letter of Intent to earn an interest  of between 90% to 92% in a 30-year mining joint venture, which will hold the rights to  develop the Lushi Spodumene property located in Henan Province, China. The  Company shall contribute the total investment in the project. The amount of the  investment will be determined by a pre-feasibility study. On April 10, 2004, the  Company entered into a formal joint venture agreement with its Chinese partner to  commence earning its 92% interest. As at February 28, 2005, the Company has spent  $10,910 (RMB90,000) for resource audit costs, $22,988 (RMB190,000) for  metallurgical testing work, $1,217 (RMB10,000) for sampling fees and $854  (RMB7,061) for report translation.

On August 18, 2004, Micro Express (Luchi) Ltd. was incorporated in the British Virgin Islands as the immediate holding company of the Lushi Spodumene Property.

Note 4	Related Party Transactions

The Company was charged consulting fees during the three months ended February 28,  2005 in the amount of $40,488 and for the nine months ended February 28, 2005 in the  amount of $96,534 (July 27, 1994 (Date of Incorporation) to February 28, 2005: $109,124)  by companies controlled by directors of the Company.

These charges were measured by the exchange amount which is the amount agreed upon  by the transacting parties.

Amounts receivable at February 28, 2005 includes $Nil (May 31, 2004: $5,663) due from  a director of the Company with respect to travel advances.

Accounts payable and accrued liabilities at February 28, 2005 includes $2,500 (May 31,  2004: $Nil) due to two directors of the Company.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements February 28, 2005
(Stated in US Dollars)
(Unaudited) – Page 3

Note 5	Capital Stock

Commitments:

a)

Capital Stock

The Company has arranged a private placement of up to 5,000,000 units at $0.50 per  unit for total proceeds of $2,500,000. Each unit consists of one common share and  one share purchase warrant entitling the holder the right to purchase one common  share at $0.75 per share, expiring on February 16, 2006. Upon exercise of the share  purchase warrant, an additional share purchase warrant will be granted at $1.00 per  share, expiring February 16, 2007. As at February 28, 2005, the Company has  received total subscriptions of $1,858,000 for 3,716,000 units. Finder's fee of 101,500  units with the aforementioned terms were issued.

b)

Stock Options

During the nine months ended February 28, 2005, no stock options were granted,  exercised or cancelled.

As at February 28, 2005, there were 3,636,000 stock options outstanding exercisable at  $0.50 per share, expiring on February 3, 2009.

c)

Share Purchase Warrants

During the nine months period ended February 28, 2005, 2,051,500 share purchase  warrants were issued, including 101,500 warrants with a fair value of $40,110 for a  finder’s fee. No warrants were exercised or cancelled during the period.

As at February 28, 2005, the Company has a total of 3,817,500 share purchase  warrants outstanding. Each warrant entitles the holder thereof the right to purchase one  common share at $0.75 per share, expiring on February 16, 2006. Upon exercising of  the warrant, an additional share purchase warrant will be granted at $1.00 per share  expiring on February 16, 2007.

The fair values of the warrant granted to the finder range from $0.24 to $0.54 per share  and were estimated on the date of grant using the Black-Scholes option pricing model  with the following assumptions used: dividend yield of 0%, expected volatility from  73.5% to 92.5%, risk-free interest rate from 2.99% to 3.27%, and an expected life of  from 1.25 to 1.5 years.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
February 28, 2005
(Stated in US Dollars)
(Unaudited) – Page 4

Note 6

Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are  excluded from the cash flow statement. During the nine months ended February 28, 2005,  the Company issued 101,500 common shares at a value of $50,750 as commission paid to  the broker for a private placement and issued 100,000 common shares at a value of  $42,000 for investor relations services. As at February 28, 2005, $31,500 was included in  prepaid expenses and $10,500 was expensed. These transactions were excluded from the  statement of cash flows.

Note 7

Subsequent Events – Note 3

On March 2, 2005, the Company, through its wholly-owned BVI subsidiary, Makaelo  Limited, entered into a Joint Venture Agreement with a Chinese citizen to earn a 52%  interest in a 30 year cooperative joint venture company which will hold two exploration  permits for a copper and silver project (the “Project”) located near Chifeng City, Inner  Mongolia, China. In order to earn the interest, the Company will be required to spend  RMB5,200,000 ($628,368) in exploration costs in the permit areas over three years. The  Company is required to spend in the first year not less than RMB2,000,000 ($241,680).  After the Company has earned its 52% interest in the cooperative company, contributions  to fund the exploration and development of the Project will be made pro rata. The interest  of the Chinese party will be diluted to not less than 10% if it elects not to make cash  contributions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

The information presented here should be read in conjunction with Sterling Group Venture, Inc.'s (the "Company") financial statements and other information included in this Form 10-QSB. The Company has presented its quarterly financial statements, which should be read in conjunction with its annual financial statements and the notes thereto for the fiscal year ended May 31, 2004.

As used in this quarterly report, the terms "we", "us", "our", "our company", "Company" and “Sterling” mean Sterling Group Venture, Inc. and its subsidiaries , unless otherwise indicated.

When used in this Form 10-QSB, the words "expects", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

PLAN OF OPERATIONS

Sterling is an exploration stage company and there is no assurance a commercially viable mineral deposit exists on any of the properties. Further exploration will be required before final evaluation as to the economic and legal feasibility is determined.

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

Jiajika Lithium Project

Micro is a party to an agreement signed on September 16, 2003 with Sichuan Province Mining Ltd for the development of Jiajika lithium project in Sichuan Province, China. Under the terms of the agreement, Micro has the right to acquire 75% of the shares of a joint-venture company to be formed. The business of the joint-venture company is to develop the Jiajika spodumene property for the extraction of lithium concentrate and other minerals.

The Jiajika lithium project is located in Kangding county, Sichuan Province, and 432 km southwest of Chengdu - the capital of Sichuan Province.

The Jiajika mining permit was issued to Sichuan Province Mining Ltd. on May 24, 2004. On June 22, 2004, the Bureau of Land and Resources of Sichuan Province also approved the joint venture proposal submitted by Sichuan Province Mining Ltd. Pursuant to the approval document, Sichuan Province Mining Ltd. will use its mining permit and part of cash as its contributions in the proposed joint venture company with Micro Express Ltd. Micro will contribute cash and bring the project into production.

In July 2004, Micro & our Chinese partner signed an agreement with China Nonferrous Engineering and Research Institute (ENFI) for the feasibility study of Jiajika project. In July 2004, Micro & our Chinese partner signed another agreement with Sichuan Research Academy of Environmental Sciences for the environmental impact and water preservation study of Jiajika project. In October 2004, Micro & our Chinese partner signed agreements with Sichuan Shukang Geology Engineering and Survey Ltd. for a series of engineering studies including road measurement, topography survey and earthquake studies. In December 2004, Micro signed an agreement with

Beijing General Research Institute of Mining & Metallurgy (BGRIMM) to conduct metallurgical testing study of Jiajika project. In December 2004, Micro & our Chinese partner signed an agreement with Sichuan Forrest Reconnaissance Design and Research Institute for the road design of Jiajika project.

On April 5, 2005, the Company through its subsidiaries, Micro express Ltd., signed the Joint Venture Contract with Sichuan Province Mining Ltd. for the establishment of Jihai Lithium Ltd. (the JV Company) and the development of Jiajika lithium deposit. Pursuant to the JV contract, filed as an exhibit to a Form 8-K on April 11, 2005, the project is planned to be developed in two (2) stages with initial processing capacity of 240,000 tonnes of spodumene ore per annum and an increase to 900,000 t/a in stage II. The exploration process is conducted in phases. When phase one is completed, and upon analysis of the results of that first phase, the Company will make a decision whether to proceed with each successive phase of the exploration program. The initial registered capital is 56 million Chinese Yuan (US$6.8 million). Sichuan Province Mining Ltd. will contribute 14 million Chinese Yuan (about US$1.7 million) including the mining permits and previous works. Micro will contribute 42 million Chinese Yuan (about US$5.1 million).

Lushi Lithium Project

On April 10, 2004, Micro signed a joint venture agreement with Lushi Guanpo Minerals Development Ltd. (“Lushi”) for the exploration and development of Lushi lithium project in Henan Province, China. On May 26, 2004, the Company through Micro signed an agreement with Beijing General Research Institute of Mining & Metallurgy for the resource audit of Lushi spodumene property. On July 15, 2004, the Company, through Micro, signed another agreement with Beijing General Research Institute of Mining & Metallurgy for metallurgical testing of Lushi property.

Inner Mongolia Copper Project

On March 2, 2005, the Company through its subsidiary, Makaelo Limited, a company incorporated in the British Virgin Islands, had entered into a Joint Venture Agreement with Aifeng Li, an individual residing in Anyang, Henan Province of China. Pursuant to the Agreement, the parties will set up a Joint Venture company in Inner Mongolia for the exploration and development of copper and silver in the areas of Donggou and Xiaoxigou. Aifeng Li will contribute all the necessary exploration licenses, achievements and geological data to the Joint Venture in exchange for 48% of the Joint Venture company, while the Company will finance the cost of exploration in return for 52% of the Joint Venture company. The Company expects the cost of exploration to be approximately $630,000 to be contributed over the three years.

Donggou and Xiaoxigou (DX) copper property is located in Linxi County, Chifeng, Inner Mongolia, and only 300km northeast of Beijing – the Capital of China.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended May 31, 2004; and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the three and nine months ended February 28, 2005, as compared to the three and nine months ended February 29, 2004.

The Company had interest income of $4,600 for the quarter ended February 28, 2005 as compared to $7 for the quarter ended February 29, 2004. For the nine months ended February 28, 2005 the Company had interest income of $10,429 as compared to $7 for the nine months ended February 29, 2004.

The operating loss decreased to $190,592 for the quarter ended February 28, 2005, compared to $377,158 for the quarter ended February 29, 2004, while the operating loss for nine months ended February 28, 2005 increased to $658,381 compared to $379,218 for the nine months ended February 29, 2004.

For the three months ended February 28, 2005, consulting services expenses increased to $58,872 compared to $0 for the quarter ended February 29, 2004. Consulting services expenses increased to $178,121 for the nine months ended February 28, 2005 compared to $0 for the nine months ended February 29, 2004. The increases in consulting services resulted from the Company’s expanded operations focusing on development activities and financing activities.

Accounting, audit and legal fees increased by $13,586 for the three months ended February 28, 2005 when compared to the three months ended February 29, 2004. Accounting, audit and legal fees increased by $ 55,148 for the nine months ended February 28, 2005 when compared to the nine months ended February 29, 2004.

Permit and engineering studies costs increased to $85,043 for the three months ended February 28, 2005, compared to $0 for the three months ended February 29, 2004. Permit and engineering studies costs increased to $334,852 for the nine months ended February 28, 2005, compared to $0 for the nine months ended February 29, 2004.

Travel expenses increased to $8,935 for the three months ended February 28, 2005, compared to $0 for the three months ended February 29, 2004. Travel expenses increased to $41,935 for the nine months ended February 28, 2005, compared to $0 for the nine months ended February 29, 2004.

The Company expects the trend of losses to continue at an increasing rate until we can achieve commercial production on some of the mineral properties, of which there can be no assurance.

LIQUIDITY AND WORKING CAPITAL

As of February 28, 2005, the Company had total current assets of $1,095,947, and total liabilities of $26,154. The Company has a working capital surplus of $1,069,793.

The Company has no other capital resources other than the ability to use its common stock to raise additional capital or exercise of the warrants by the unit holders. There is no assurance the Company will receive the funding.

RISK FACTORS

We have sought to identify what we believe to be the most significant risks to our business. However, we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock. We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

Lack of Technical Training of Management

The Management of our Company has academic and scientific experience related to mining issues but lacks technical training and experience exploring for, commissioning and operating a mine. With no direct training or experience in these areas, management may not be fully aware of many of the specific requirements related to working within this industry. The decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, operations, earnings and the ultimate financial success of the Company could suffer irreparable harm due to management’s lack of experience in this industry.

Exploration Risk

Development of mineral properties is contingent upon obtaining satisfactory exploration results. Mineral exploration and development involves substantial expenses and a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to adequately mitigate.

The company’s exploration properties have not been examined in the field by professional geologists or mining engineers. There is no assurance that commercial quantities of ore will be discovered on any of the Company’s exploration properties. There is also no assurance that, even if commercial quantities of ore are discovered, a mineral property will be brought into commercial production. The discovery of mineral deposits is dependent upon a number of factors not the least of which is the technical skill of the exploration personnel involved. The commercial viability of a mineral deposit, once discovered, is also dependent upon a number of factors, some of which are the particular attributes of the deposit, such as size, grade and proximity to infrastructure, metal prices and government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection. In addition, assuming discovery of a commercial ore body, depending on the type of mining operation involved, several years can elapse from the initial phase of drilling until commercial operations are commenced. Most of the above factors are beyond the control of the Company.

The exploration process is conducted in phases. When each phase of a project is completed, and upon analysis of the results of that phase, the Company will make a decision whether to proceed with each successive phase of the exploration program. There is no assurance that projects will be carried to completion.

Limited Management Resource Development Experience

The Company does not have a track record of exploration and mining operation history. The Company's management has limited experience in mineral resource development and exploitation, and has relied on and may continue to rely upon consultants and others for development and operation expertise.

Limited Operating History; Anticipated Losses; Uncertainty of Future Results

Sterling is an exploration stage company and there is no assurance a commercially viable mineral deposit exists on any of the properties. Further exploration will be required before final evaluation as to the economic and legal feasibility is determined.

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

Limited Financial Resources

Furthermore, the Company has limited financial resources with no assurance that sufficient funding will be available to it for future exploration and development or to fulfill its obligations under current agreements. There is no assurance that the Company will be able to obtain adequate financing in the future or that the terms of such financing will be favorable. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration and development of its projects.

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol SGGV. As of February 28, 2005, there were approximately 40,277,500 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future.

Potential Fluctuations in Quarterly Results

Significant variations in our quarterly operating results may adversely affect the market price of our common stock. Our operating results have varied on a quarterly basis during our limited operating history, and we expect to experience significant fluctuations in future quarterly operating results. These fluctuations have been and may in the future be caused by numerous factors, many of which are outside of our control. We believe that period-to-period comparisons of our results of operations will not necessarily be meaningful and that you should not rely upon them as an indication of future performance. Also, it is likely that our operating results could be below the expectations of public market analysts and investors. This could adversely affect the market price of our common stock.

Dependence on Executive Officers and Technical Personnel

The success of our business plan depends on attracting qualified personnel, and failure to retain the necessary personnel could adversely affect our business. Competition for qualified personnel is intense, and we may need to pay premium wages to attract and retain personnel. Attracting and retaining qualified personnel is critical to our business. Inability to attract and retain the qualified personnel necessary would limit our ability to implement our business plan successfully.

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

Part II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                   None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                   None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                   None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 17, 2005, at an Annual Meeting of Shareholders, the shareholders approved the following matters:

1.	Received the financial statements of the Company for its fiscal year ended May 31, 2004 and the report of the Auditors thereof.

27,527,920 shares voted in favor;
0 shares voted against; and
500 shares abstained.

2.	Ratified the designation of Amisano Hanson as independent accountants for the annual period ending May 31, 2005.

27,528,420 shares voted in favor;
0 shares voted against; and
0 shares abstained.

3.	Elected Board of four (4) directors to hold office until the next annual meeting of stockholders or until their respective successors have been elected and qualified: Richard Shao, Raoul Tsakok, Patrick Chan, and Gerald Runolfson.

For Richard Shao
27,528,420 shares voted in favor;
0 shares voted against; and
0 shares abstained.

For Raoul Tsakok

27,526,420 shares voted in favor; 2000 shares voted against; and
0 shares abstained.

For Patrick Chan
27,528,420 shares voted in favor;
0 shares voted against; and
0 shares abstained.

For Gerald Runolfson
27,528,420 shares voted in favor;
0 shares voted against; and
0 shares have abstained.

4.	Approved the 2004 Incentive Stock Option Plan of Sterling Group Ventures, Inc.

27, 525, 920 shares voted in favor; 2,500 shares voted against; and
0 shares abstained.

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

Date: April 14, 2005
STERLING GROUP VENTURES, INC.

/s/ Richard Shao
Richard (Xuxin) Shao
President