Form 10KSB
period 2005-05-31
STERLING GROUP VENTURES INC
filed 2005-08-26
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended MAY 31, 2005

 ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____to _______

Commission file number: 333-97187

STERLING GROUP VENTURES, INC.
(Exact name of small business issuer in its charter)

Nevada	72-1535634
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

900 – 789 West Pender Street
Vancouver BC	V6C 1H2
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (604) 893-8891

Securities Registered Under Section 12(b) of the Exchange Act:
None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

The issuer's revenues for its most recent fiscal year ended May 31, 2005 were $11,882.

Aggregate market value of the voting and non-voting share of Common Stock held by non-affiliates was approximately $6,293,250 based on the closing trading price for the common equity as of July 29, 2005 (at $ 0.30 per share closing price).

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes ☐    No ☒

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: 40,277,500 common shares issued and outstanding as of July 29, 2005.

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

Our Current Business

We were incorporated in the State of Nevada on September 13, 2001 and established a fiscal year end of May 31. We are a start-up, exploration stage company engaged in the search for lithium and related minerals; There is no assurance a commercially viable mineral deposit exists on any of our properties. Any further exploration will be required before a final evaluation as to the economic and legal feasibility is determined. We have not yet generated or realized any revenues from our business operations. Our statutory registered agent's office is located at 251 Jeanell Drive, No. 3, Carson City, Nevada 89703 and our business office is located at 900 – 789 West Pender Street, Vancouver, B.C., Canada, V6C 1H2. Our telephone number is: (604) 893-8891.

JIAJIKA PROJECT

On September 16, 2003, the Company, through Micro Express Ltd. (“Micro”), entered into an agreement with Sichuan Province Mining Ltd. to acquire 75% interest in a 30-year mining joint venture company, which will hold the mining licenses to develop the Jiajika spodumene property located in the Sichuan Province of China for the extraction of lithium and lithium salts. The Company is required to contribute through Micro an estimated $62,000,000 Chinese Yuan (US$7,500,000) to earn its 75% interest for 900,000 tonnes/annum capacity.

On March 18, 2004, Micro and Sichuan Province Mining Ltd. amended the initial capacity as 240,000 tonnes/annum pursuant to the mining permit contract signed between Sichuan Province Mining Ltd. and Sichuan Bureau of Land and Resources. The spodumene lithium concentrate expected to be produced is 47,320 tonnes/annum and tantalum concentrate is 43.2 tonnes/annum. The total investment required is estimated at 88.5 million Chinese Yuan (US$10.8 million) for the initial capacity of 240,000 t/a. The initial registered capital is 56 million Chinese Yuan (US$6.8 million). Sichuan Province Mining Ltd. will contribute 14 million Chinese Yuan (US$1.7 million) including the mining permits to hold 25% of the JV company. Micro will contribute 42 million Chinese Yuan (US$ 5.1 million) to hold 75% of the JV company, which should be contributed within 24 months after the joint venture company is established.

On May 24, 2004, the Jiajika mining permit was issued to Sichuan Province Mining Ltd.

On June 17, 2004, the Company commissioned Fluor Canada Ltd. to perform a review of the existing Feasibility Studies for the Jiajika project.

On June 22, 2004, The Bureau of Land and Resources of Sichuan Province also approved the joint venture proposal submitted by Sichuan Province Mining Ltd. Pursuant to the approval document, Sichuan Province Mining Ltd. will use its mining permit and part of cash as its contributions in the proposed joint venture company with Micro. Micro will bring the project into production. The name for the joint venture, which is Jihai Lithium Ltd., has already been approved by the Business Department of Sichuan Province.

In July 2004, Micro & our Chinese partner signed an agreement with China Nonferrous Engineering and Research Institute (ENFI) for the feasibility study of Jiajika project. In July 2004, Micro & our Chinese partner signed another agreement with Sichuan Research Academy of Environmental Sciences for the environmental impact and water preservation study of Jiajika project. In October 2004, Micro & our Chinese partner signed agreements with Sichuan Shukang Geology Engineering and Survey Ltd. for a series of engineering studies including road measurement, topography survey and earthquake studies. In December 2004, Micro signed an agreement with Beijing General Research Institute of Mining & Metallurgy (BGRIMM) to conduct metallurgical testing study of Jiajika project. In December 2004, Micro & our Chinese partner signed an agreement with Sichuan Forrest Reconnaissance Design and Research Institute for the road design of Jiajika project. On April 5, 2005, the Company through Micro, signed a joint venture contract with Sichuan Province Mining Ltd. for the establishment of Jihai Lithium Ltd. and the development of the Jiajika lithium deposit. Pursuant to the Contract, the project will be developed in two (2) stages with initial processing capacity of 240,000 tonnes of spodumene ore per year (“t/a”) and an increase to 900,000 t/a in stage II.

LUSHI PROJECT

On April 10, 2004, the Company through Micro entered into the formal joint venture agreement with Lushi Guanpo Minerals Development Ltd. of Lushi of Henan Province of China to bring the project into production and earn 90% of the interest of the project. The concession is about 100 square km and Lushi holds three mining permits. The mining permit for this property expired in March 2005. The Company is in the process of renewing the permits.

On May 26, 2004, the Company through Micro signed the contract with Beijing General Research Institute of Mining & Metallurgy (“Institute”) for the resource audit of the Lushi spodumene property. On July 15, 2004, the Company through Micro had signed the contract with the Institute for the metallurgical testing of the Lushi spodumene property.

DX POLYMETALLIC PROJECT

On March 2, 2005, the Company through its subsidiary, Makaelo Limited (“Makaelo”), a BVI company, had entered into a Joint Venture Agreement with Aifeng Li, an individual residing in Anyang, Henan Province of China. Pursuant to the Agreement, the parties will set up a Joint Venture company in Inner Mongolia for the exploration and development of copper and silver in the areas of Donggou and Xiaoxigou. Aifeng Li will contribute all the necessary exploration licenses, achievements and geological data to the Joint Venture in exchange for 48% of the Joint Venture company, while the Company will finance the cost of exploration in return for 52% of the Joint Venture company. The Company expects the cost of exploration to be approximately $630,000 to be contributed over the three years. The Agreement is in the process of being renegotiated.

DAHONGLIUTAN(“DHLT”) PROJECT

On May 21, 2005, the Company through its wholly-owned subsidiary, Huyana Ventures Limited (“Huyana”), signed a letter of intent (“LOI”) with Xinjiang Hetian Xinlong Mining Co. Ltd. for the development of Dahongliutan (“DHLT”) spodumene deposit. Pursuant to the LOI, the parties have agreed to set up a Joint Venture Company in Hetian City of Xinjiang Province in China to share the benefits, risks and losses of the project. OTHERS

On June 19, 2005, the Company signed a Cooperative Agreement with Jianzhong Chemicals Corporation (“JIANZHONG”) for the possible development of the Lithium Metal and Lithium Salt Projects of Jianzhong Lithium and Calcium Corporation of JIANZHONG.

On July 11, 2005, the Company signed a letter of intent with Beijing Mianping Salt Lake Research Institute for the development of Dangxiongcuo salt lake property in Nima county of Naqu district in Tibet, China. Pursuant to the Letter of Intent, the parties have agreed to set up a Joint Venture Company in Tibet, China to share the benefits, risks and losses of the project.

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

Through the acquisition of Micro, the Company has the following property interests:

(a) Jiajika Spodumene Joint Venture

On September 16, 2003, the Company, through Micro, entered into an agreement with Sichuan Province Mining Ltd. to acquire 75% interest in a 30-year mining joint venture company, which will hold the mining licenses to develop the Jiajika spodumene property located in Sichuan Province of China for the extraction of lithium and lithium salts. The Company, through Micro, is required to contribute an estimated $62,000,000 Chinese Yuan (US$7,500,000) to earn its 75% interest for 900,000 t/a capacity. The initial capacity will be 240,000 t/a and will be increased to 900,000 t/a in stages. The Company, through Micro, is required to contribute an estimated $42 million Chinese Yuan (US$ 5.1 million) as registered capital to earn its 75% interest of joint venture company for the initial capacity of 240,000 t/a. An initial contribution of $150,000 has been made as part of the contribution to obtain the mining permit according to the contract signed between our Chinese partner and the Sichuan Bureau of Land and Resources.

On April 5, 2005, the Company, through Micro, signed a joint venture contract (the “Agreement”) with a Chinese partner for the establishment of a joint venture company, Jihai Lithium Ltd. (“Jihai”), and the development of the Jiajika lithium deposit in Kangding District, Sichuan Province, China. Pursuant to the Agreement, the project will be developed in two (2) stages with the development of a production facility with an initial processing capacity of 240,000 tonnes of spodumene ore per year in Stage I and then the processing capacity will be increased to 900,000 t/a in Stage II.

The Company’s interest in Jihai will be 75%, with its contribution of RMB 35,000,000 ($4,216,100) to the registered capital of Jihai and pay RMB7,000,000 ($843,200) to its Chinese partner. The Chinese partner’s interest in Jihai will be 25%, with its contribution to the registered capital of Jihai of RMB 14,000,000 ($1,686,400) in the form of all prior work done, all technical data and information in relation to the business, and all existing permits, licenses and approvals.

Pursuant to the Agreement, additional construction funds required for the operation of the business in excess of the registered capital contributions agreed to in the Agreement will be financed by the Company as a debt of the Jihai.

In order to acquire its interest, the Company’s contributions are required as follows:

Date	Amount

April 15, 2005	RMB5,000,000 ($602,300) to Jihai

July 31, 2005	RMB10,000,000 ($1,204,600) to Jihai

Upon completion of Stage 1 construction	RMB7,000,000 ($843,200) to Chinese partner

Within 2 years from date of issuance of business license to Jihai	RMB20,000,000 ($2,409,200) to Jihai

The Company has not completed the required contribution and has indicated its intention to seek an amendment.

As at May 31, 2005, the Company incurred $375,748 in the Jiajika Spodumene Property. As at May 31, 2004, the Company had advanced $150,000 for this project.

The location of access to the property is shown in the following map.

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

As at May 31, 2005, the Company incurred $70,670 in the Lushi Spodumene Property.

The mining permit for this property expired in March 2005. The Company is in the process of renewing the permits.

The location of access to the property is shown in the following map.

Through its wholly-owned subsidiary, Makaelo Limited (“Makaelo”), the Company has the following property interests:

(a) DX Polymetallic Project

On March 2, 2005, the Company, through Makaelo, entered into a joint venture agreement with a Chinese citizen who holds two exploration permits for a copper project (“the Project”) in Inner Mongolia, China.

The Project is comprised of two exploration permits, Donggou and Xiaoxigou, covering an area of about 52 square kilometers. The Project is located in Inner Mongolia of China. The Company has the right to earn 52% of a cooperative joint venture company by spending RMB 5,200,000 ($626,400) for the exploration in the permit areas over three years with the first year contributing not less than RMB2,000,000 ($240,900). After the Company has earned 52% interest of the cooperative company, contributions to fund the exploration and development of the Project will be made pro rata. The interest of the Chinese party will be diluted to not less than 10% if it elects not to make cash contributions.

As at May 31, 2005, the Company incurred $39,446 in the DX Polymetallic Property.

The location of access to the property is shown in the following map.

Through its wholly-owned subsidiary, Huyana Ventures Limited (“Huyana”), the Company has the following property interests:

(a) DHLT Spodumene Property

On May 21, 2005, the Company, through Huyana, signed a letter of intent (the “LOI”) with a Chinese partner for the development of Dahongliutan (“DHLT”) spodumene deposit located in Xinjiang Province of China. A joint venture company in Hetian City of Xinjiang Province in China will be set up to conduct the development and operation of the DHLT spodumene deposit in the areas that the Chinese partner has mining permit and where the Chinese partner is applying for additional mining permits. The business of the joint venture company will include mining and processing spodumene and comprehensive utilization of other associated rare metals. The Company shall contribute the total investment in the project for an 80% interest in the joint venture. The terms of the joint venture will be decided upon further negotiations and due diligence between the parties and will be subject to a formal contract to be signed by both parties.

As at May 31, 2005, the Company incurred $707 in the DHLT Spodumene Property.

The location of access to the property is shown in following map.

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

Item 4. Submissions of Matters to a Vote of Security Holders

On January 17, 2005, the Company held its annual meeting of stockholders. All director nominees were elected and all proposals submitted for stockholder vote were approved. The voting results were as follows:

PROPOSAL 1.    ELECTION OF DIRECTORS

Nominee	Votes For	Votes Against	Votes Abstained

Richard Shao	27,528,420	0	0

Raoul Tsakok	27,526,420	2,000	0

Patrick P.L. Chan	27,528,420	0	0

Gerald Runolfson	27,528,420	0	0

PROPOSAL 2.    RATIFICATION OF APPOINTMENT OF AMISANO HANSON, INDEPENDENT PUBLIC ACCOUNTANTS, AS INDEPENDENT AUDITOR FOR 2005

Votes For	Votes Against	Votes Abstained

27,528,420	0	0

PROPOSAL 3.    RATIFICATION OF APPROVAL OF THE FINANCIAL STATEMENTS OF THE COMPANY FOR ITS FISCAL YEAR ENDED MAY 31, 2004.

Votes For	Votes Against	Votes Abstained

27,527,920	0	500

PROPOSAL 4.    RATIFICATION OF APPROVAL OF THE 2004 INCENTIVE STOCK OPTION PLAN

Votes For	Votes Against	Votes Abstained

27,525,920	2500	0

The Company's record date was November 2, 2004. As of the record date, 40,128,500shares were eligible to vote at the Company's Annual General Meeting. 27,528,420 shares were represented in person or by way of proxy, representing 68.6% of the issued and outstanding shares of the Company and therefore a quorum was present to hold the meeting.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Overview

Our common stock is traded on the OTC Bulletin Board under the symbol “SGGV”. The table below sets forth the high and low sales prices for the Company’s common stock for the fiscal years ended May 31, 2004 and 2005. The quotations below reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Year	Quarter	High ($)	Low ($)

2004	First	n/a	n/a

	Second	n/a	n/a

	Third *	1.10	0.50

	Fourth	1.40	0.85

2005	First	1.03	0.85

	Second	0.93	0.43

	Third	0.55	0.18

	Fourth	0.32	0.14

	July 29, 2005 **	0.32	0.29

*	Trading in our common stock on the OTC BB did not begin until approximately February 3, 2004.

**	Indicates partial period

Our common shares are issued in registered form. Pacific Stock Transfer Company is the registrar and transfer agent for our common shares, and is located at Suite 240, 500 East Warms Springs Road, Las Vegas, Nevada 89119 (Telephone: (702) 361-3033; Facsimile: (702) 433-1979).

As of May 31, 2005 the shareholders' list of our common shares showed 44 registered shareholders and 40,277,500 shares outstanding.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Equity Compensation Plan Information

On May 12, 2004, the Company registered a 2004 incentive stock option plan consisting of 3,636,000 common shares. As of the year ended May 31, 2005, 3,636,000 options were issued and outstanding to various consultants, officers or directors. The above options are exercisable at US$0.50 per share with expiry on February 3, 2009. As of the date of this report, none of the above options has been exercised.

Recent Sales of Unregistered Securities

In February 2004, the Company commenced a private placement of up to 5,000,000 units at $0.50 per unit for total proceeds of $2,500,000. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one common share for two years, at $0.50 per share in the first year or $0.75 in the second year (“A” warrant), with a expire date on February 16, 2006. Upon exercising an “A” warrant, the holder of each unit will have one additional non-transferable share purchase warrant at $1.00 (“B” warrant) for another year, with a expire date on February 16, 2007. The proceeds from this private placement will be used to update a 1999 feasibility study, and design the development of the Jiajika deposit, and resource audit and metallurgical tests for the Lushi deposits and working capital.

A 7% finder’s fee will be paid in units with the same terms. As of May 31, 2005, the finder's fee of 101,500 units with the aforementioned terms was issued.

As at May 31, 2005, the Company has received total subscriptions of $1,858,000 for 3,716,000 units. As of May 31, 2004, the Company had received $883,000 for the purchase of 1,766,000 units.

On December 18, 2004, the Company issued 100,000 shares with a fair value of $42,000 to a consultant for investor relations services for a period of one year.

Share Purchase Warrants

During the year ended May 31, 2005, 2,051,500 share purchase warrants were issued, including 101,500 warrants with a fair value of $40,110 for a finder’s fee. During the year ended May 31, 2004, 1,766,000 share purchase warrants were issued. No warrants were exercised or cancelled during the year ended May 31, 2005.

As at May 31, 2005, the Company has a total of 3,817,500 share purchase warrants outstanding. Each warrant entitles the holder thereof the right to purchase one common share at $0.75 per share expiring on February 16, 2006. Upon exercising of the warrant, an additional share purchase warrant will be granted at $1.00 per share expiring on February 16, 2007.

The fair values of the warrants granted to the finders range from $0.24 to $0.54 per share and were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: dividend yield of 0%, expected volatility from 73.5% to 92.5%, risk-free interest rate from 2.99% to 3.27%, and an expected life of from 1.25 to 1.5 years.

Changes in Securities

On January 20, 2004, the Registrant completed the acquisition of all of the issued and outstanding shares of Micro pursuant to an Acquisition Agreement, filed as an exhibit to the Registrant’s Current Report on the 8-K filed January 29, 2004 and April 2, 2004. Pursuant to the transaction, the Registrant issued an aggregate of 25,000,000 shares of the Registrant’s common stock to the stockholders of Micro in exchange for 100% of the shares of Micro common stock. A majority of the shares were issued to Cobilco Inc. of which Raoul Tsakok is the owner (15,000,000 shares), and Richard Shao (4,000,000 shares), who are officers or directors of the Registrant.

As of May 31, 2005, the Company had 40,277,500 common shares issued and outstanding.

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

On March 2, 2005, the Company through its subsidiary, Makaelo Limited (“Makaelo”), a BVI company, had entered into a Joint Venture Agreement with Aifeng Li, an individual residing in Anyang, Henan Province of China. Pursuant to the Agreement, the parties will set up a Joint Venture company in Inner Mongolia for the exploration and development of copper and silver in the areas of Donggou and Xiaoxigou. Aifeng Li will contribute all the necessary exploration licenses, achievements and geological data to the Joint Venture in exchange for 48% of the Joint Venture company, while the Company will finance the cost of exploration in return for 52% of the Joint Venture company. The Company expects the cost of exploration to be approximately $630,000 to be contributed over the three years.

On April 5, 2005, the Company through Micro, signed a joint venture contract with Sichuan Province Mining Ltd. for the establishment of Jihai Lithium Ltd. and the development of the Jiajika lithium deposit. Pursuant to the Contract, the project will be developed in two (2) stages with initial processing capacity of 240,000 tonnes of spodumene ore per year (“t/a”) and an increase to 900,000 t/a in stage II.

On May 21, 2005, the Company through its wholly-owned subsidiary, Huyana Ventures Limited (“Huyana”), signed a letter of intent with Xinjiang Hetian Xinlong Mining Co. Ltd. for the development of Dahongliutan spodumene deposit. Pursuant to the LOI, the parties have agreed to set up a Joint Venture Company in Hetian City of Xinjiang Province in China to share the benefits, risks and losses of the project

On June 19, 2005, the Company signed a Cooperative Agreement (the “Agreement”) with a Chinese partner in Sichuan Province, China for the possible development of the Lithium Metal and Lithium Salt Projects in Sichuan Province, China. Under the terms of the Agreement, two joint venture companies will be set up, one for lithium metal production and the other for lithium salt production. It is intended that the final terms of the Agreement will be decided upon further negotiations between the parties to the Agreement and will be subject to a formal contract to be signed by both parties.

On July 11, 2005, the Company signed a letter of intent (the “LOI”) with a Chinese partner (the “partner”) for the development of Dangxiongcuo salt lake property (“DXC Salt Lake”) in Nima county of Naqu district in Tibet, China. Pursuant to the LOI, the parties have agreed to set up a joint venture company in Tibet, China to share the benefits, risks and losses of the project. It is intended that the terms of the joint venture will be decided upon further negotiations between the parties to the LOI. Any formal contract which may be signed in the future by both parties will be subject to the completion of a due diligence investigation of the mining site and project by the Company.

Results of Operations

The Company had no operating revenue except interest income of $11,882 for the year ended May 31, 2005and no revenue for the same period in 2004. The Company incurred expenses of $830,836, stemming from Accounting audit and legal fees, consulting fees, Mineral property costs, travel, and general and administrative expenditures as compared to $527,446 for the same period last year. The increase of $303,390 was mainly due to the expenses as follows:

The Company incurred expenses on the following projects during the year ended May 31, 2005 and 2004:

	Jiajika	Lushi	DX	DHLT
	Spodumene	Spodumene	Polymetallic	Spodumene
	Property	Property	Property	Property	Total

Balance, May 31, 2003	$-	$-	$-	$-	$-
Administrative	471	276	-	-	747
Consulting fees	9,263	3,027	-	-	12,290
Travel	2,763	1,953	-	-	4,716

Balance, May 31, 2004	12,497	5,256	-	-	17,753
Administrative	6,598	1,357	843	186	8,984
Consulting fees	33,799	18,925	6,552	-	59,276
Feasibility study	157,769	35,969	-	-	193,738
Exploration costs	-	-	30,266	-	30,266
Permit costs	150,000	-	-	-	150,000
Travel	15,085	9,163	1,785	521	26,554

Balance, May 31, 2005	$375,748	$70,670	$39,446	$707	$486,571

The Company incurred expenses on the following related party transactions during year ended May 31, 2005:

(a)	The Company was charged consulting fees during the year ended May 31, 2005 totalling $136,907 (2004: $12,591) by companies controlled by two directors of the Company.

(b)	The Company was charged rental fees included in General and Administrative during the year ended May 31, 2005 totalling $7,054 (2004: $Nil) by a company controlled by a director of the Company.

(c)	These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

(d)	Other receivable at May 31, 2005 includes $Nil (2004: $5,663) due from a director of the Company with respect to travel advances.

(e)

Accounts payable at May 31, 2005 includes $8,909 (2004: $Nil) due to a director of the Company for expenses advanced on behalf of the Company, and to a company controlled by a director of the Company for unpaid consulting fees.

The Company expects the trend of losses to continue at an increasing rate until we can achieve commercial production on some of the mineral properties, of which there can be no assurance.

Liquidity and Working Capital

As of May 31, 2005, the Company had total current assets of $954,530, and total liabilities of $45,727. The Company has a working capital surplus of $908,803, as a result of a private placement of $975,000 during the year.

As of May 31, 2005, the Company received $1,858,000 through the subscription of 3,716,000 Units that consist of one common share and a warrant entitling the investor to purchase one common share at $0.75 per share, expiring on February 16, 2006. Upon exercise of the share purchase warrant, an additional share purchase warrant will be granted at $1.00 per share, expiring February 16, 2007.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol SGGV and is listed on Berlin Bremen Stock Exchange under the symbol GD7. As of May 31, 2005, there were approximately 40,277,500 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

Outlook

The Company has not completed the required contribution of the April 5, 2005 agreement for JIAJIKA project and intends to seek an amendment. In the meantime, the company is under going due diligence and moving its negotiations from LOI to an agreement for the development of DXC salt lake property in Tibet.

The pre-feasibility studies for the Lushi property will determine to what extent, if any, the required funding will be for the property.

The Company is also conducting due diligence and is in further negotiations for the possible development of the Lithium Metal and Lithium Salt Projects with Jianzhong Lithium and Calcium Corporation.

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

Item 7. Financial Statements.

The response to this item is included as a separate Exhibit to this report. Please see pages F-1 through F-21

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of Independent Auditor's by Amisano Hanson for the audited consolidated financial statements for the year ended May 31, 2005, are included herein immediately preceding the audited financial statements.

Item 8. Changes In & Disagreements With Accountants on Accounting & Financial Disclosure

Amisano Hanson, Chartered Accountants (the “New Accountant”) has been engaged as principle independent accountants for Sterling Group Ventures, Inc. (the "Company") effective June 17, 2004 and until the New Accountant chooses to resign or the Company chooses to dismiss them. Amisano Hanson, Chartered Accountants replaces Cordovano and Honeck, P.C. (the "Former Accountant") as principal independent accountants as of June 17, 2004, the date the Former Accountants were dismissed by the Company. The decision to change accountants has been approved by the Company's board of directors.

Other than as disclosed in the previous paragraph, there have been no changes in or disagreements with our accountants on issues of accounting or financial disclosure since inception of Sterling on September 13, 2001.

Item 8A. Controls and Procedures

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 ( c ) of the Securities Exchange Act of 1934 ) as of May 31, 2005 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to May 31, 2005, the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected / Appointed
Richard Shao	President, Director	42	January 17, 2005
Raoul Tsakok	Chairman	56	January 17, 2005
Patrick Chan	Director	52	January 17, 2005
Gerald Runolfson	Director	65	January 17, 2005

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

Patrick P. L. Chan, B.Comm, C.A. FHKSA, Director

Mr. Chan was born in Hong Kong and graduated from McGill University with a Bachelor of commerce degree in accounting and finance. He has more than 25 years of accounting and corporate finance experience in both North America and in Asia. Besides being a Chartered Accountant (CA), Mr. Chan is also a Fellow of the Hong Kong

Society of Accountants (FHKSA). He was the partner in charge of Coopers and Lybrand Mergers and Acquisitions Group (now PriceWaterhouse Coopers) and left his practice in Toronto, Canada in 1993 to pursue operational and merchant banking opportunities in Asia and in The Peoples’ Republic of China. At present, Patrick is a senior member of the management team of a PRC beverage and consumer products company. In his career, Mr. Chan has served as a board of director member of listed companies and has provided corporate finance and strategic advice to many North America and Asian based public and private companies.

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

Item 10. Executive Compensation.

(a) Officers' Compensation.

Compensation paid by the Company for all services provided up to the fiscal year ended May 31, 2005 to each of the executive officers and to all officers as a group is set forth below.

SUMMARY COMPENSATION TABLE OF EXECUTIVES

	Cash Compensation					Security Grants
Name and	Year	Salary	Bonus	Annual	Restricted	Securities	Long Term	LTIP	All Other
Principal		( $)		Compensation	Stock	Underlying	Compensation	Payments	Compensation
Position				/ Other	Awards	Options /	/ Options
				( $)		SARs (#)
						(SHARES)
Richard Shao	2004	0	0	7,869	0	800,000(1)	0	0	0
President	2005	0	0	54,417	0	0	0	0	0
Raoul Tsakok	2004	0	0	0	0	800,000(2)	0	0	0
Chairman	2005	0	0	63,000	0	0	0	0	0
Kathy Wang	2004	0	0	4,722	0	200,000(3)	0	0	0
Secretary	2005	0	0	19,490	0	0	0	0	0
Officers as A	2004	0	0	12,591	0	1,800,000	0	0	0
Group	2005	0	0	136,907	0	0	0	0	0

(1)	800,000 options to purchase shares at $0.50 per share.

(2)	800,000 options to purchase shares at $0.50 per share.

(3)	200,000 options to purchase shares at $0.50 per share.

(b) Directors' Compensation

Directors who are also officers receive no cash compensation for services as a director. However, the directors will be reimbursed for out-of-pocket expenses incurred in connection with attendance at board and committee meetings. The Company has granted options to directors under its 2004 Incentive Stock Option Plan subsequently adopted.

SUMMARY COMPENSATION TABLE OF DIRECTORS
(For fiscal year ended May 31, 2005)

	Cash Compensation				Security Grants
Name and	Year	Annual	Meeting	Consulting	Number	Securities	LTIP	All Other
Principal Position		Retainer	Fees ($)	Fees/ Other	of Shares	Underlying	Payments	Compensation
		Fees ($)		Fees	(#)	Options /
				( $)		SARs (#)
						(SHARES)
Raoul Tsakok	2004	0	0	0	0	800,000(1)	0	0
Director	2005	0	0	0	0	0	0	0
Brian Doutaz	2004	0	0	0	0	0	0	0
Director
(Resigned on
April 5, 2004)
Richard Shao	2004	0	0	0	0	800,000 (2)	0	0
Director	2005	0	0	0	0	0	0	0
Patrick Chan	2004	0	0	0	0	300,000(3)	0	0
Director	2005	0	0	0	0	0	0	0
Gerald Runolfson	2004	0	0	0	0	300,000(4)	0	0
Director	2005	0	0	0	0	0	0	0
James Hutchison	2004	0	0	0	0	0	0	0
Director
(Resigned on Jan.
21, 2004)
Directors as a	2004	0	0	0	0	2,200,000	0	0
Group	2005	0	0	0	0	0	0	0

(1)	800,000 options to purchase shares at $0.50 per share.

(2)	800,000 options to purchase shares at $0.50 per share.

(3)	300,000 options to purchase share at $0.50 per share.

(4)	300,000 options to purchase share at $0.50 per share.

During the year ended May 31, 2004, we granted 2,100,000 stock options to our directors or officers. The options were granted at an exercise price of $0.50 per share with an expiry date of February 3, 2009. During the year ended May 31, 2005, no stock options have been granted to our directors or officers.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of July 29, 2005, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated. As of July 29, 2005, there were 40,277,500 common shares issued and outstanding.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class(2)
Common stock	Raoul Tsakok	15,800,000 (3) (4)	39.2%
Common stock	Richard Shao	4,800,000 (5)	11.9%
Common stock	Patrick Chan	300,000 (6)	0.7%
Common stock	Gerald Runolfson	1,200,000 (7) (8)	3%
	TOTAL	22,100,000	54.8%

(1)	The address of each beneficial is 900 – 789 West Pender Street, Vancouver, BC V6C 1H2 Canada

(2)

Based on 40,277,500 shares outstanding as of July 29, 2005 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

(3)	15,000,000 common shares held through Cobilco Inc.

(4)	Raoul Tsakok has 800,000 options to purchase shares at $0.50 per share.

(5)	Include 800,000 options to purchase shares at $0.50 per share.

(6)	Patrick Chan has 300,000 options to purchase share at $0.50 per share.

(7)	Include 300,000 common shares and 300,000 “A” warrants and 300,000 “B” warrants held through Elkon Products Inc.

(8)	Gerald Runolfson has 300,000 options to purchase share at $0.50 per share.

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

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a)	Financial Statements and Schedules. The following financial statements and schedules for the Company as of May 31, 2005 and 2004 are filed as part of this report.

(1) Financial Statements of Sterling Group Ventures, Inc.

(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contrct or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

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

b) The following reports on Form 8-K were filed during the year ended May 31, 2005:

On March 7, 2005, the Company filed a report on Form 8-K under Item 1.01, and 9.01 disclosing the Company’s subsidiary, Makaelo Limited, signed a Joint Venture Agreement with Aifeng, Li, an individual residing in Anyang, Henan Province of China.

On April 11, 2005, the Company filed a report on Form 8-K under Item 1.01, and 9.01 disclosing the Company through its wholly-owned subsidiary, Micro Express Ltd., signed a joint venture contract with Sichuan Province Mining Ltd. for the establishment of Jihai Lithium Ltd. (the JV Company) and the development of the Jiajika lithium deposit

On May 26, 2005, the Company filed a report on Form 8-K under Item 1.01, and 9.01 disclosing the Company through its wholly-owned subsidiary, Huyana Ventures Limited, signed a letter of intent with Xinjiang Hetian Xinlong Mining Co. Ltd. for the development of Dahongliutan spodumene deposit.

On June 3, 2005, the Company filed a report on Form 8-K under Item 8.01, and 9.01 disclosing the Company received an independent geological report on the DX Polymetallic Property in Linxi County, Inner Mongolia, People’s Republic of China.

On June 24, 2005, the Company filed a report on Form 8-K under Item 8.01, and 9.01 disclosing the Company signed a Cooperative Agreement with Jianzhong Chemicals Corporation for the possible development of the Lithium Metal and Lithium Salt Projects of Jianzhong Lithium and Calcium Corporation of JIANZHONG.

On July 18, 2005, the Company filed a report on Form 8-K under Item 1.01, and 9.01 disclosing the Company signed a letter of intent with Beijing Mianping Salt Lake Research Institute for the development of Dangxiongcuo salt lake property in Nima county of Naqu district in Tibet, China.

Item 14. Principal Accountant Fees and Services.

Audit Fees

Amisano Hanson ("AH") provided audit services to the Company in connection with its annual report for the fiscal year ended May 31, 2005 and 2004. The aggregate fees owned to AH for the May 31, 2005 year ended audit of the Company’s annual financial statements was $11,606 and the aggregate fees billed by AH for the fiscal year 2005 quarterly reviews of the Company was $9,311. The aggregate fees billed by AH for the May 31, 2004 year ended audit of the Company's annual financial statements was $10,000 and the aggregate fees billed by Cordovano & Honeck, P. C. for the fiscal year 2004 quarterly reviews of the Company was $2,500.

Audit Related Fees

No fees were billed by AH to the Company for professional services that are reasonably related to the audit or review of the Company's financial statements that are not disclosed in "Audit Fees" above.

Tax Fees

No fees were billed by AH to the Company in 2005 for professional services rendered in connection with the preparation of the Company's tax returns for the period. No fees were billed by AH to the Company in 2004 for professional services rendered in connection with the preparation of the Company's tax returns for the year ended May 31, 2004.

All Other Fees

No fees were billed by AH to the Company for other professional services rendered or any other services not disclosed above during the period from June 1, 2004 to May 31, 2005 and the aggregate fees of $6,003 were bill by AH to the Company for other professional services rendered or any other services not disclosed above during the period from June 1, 2003 to May 31, 2004.

Audit Committee Pre-Approval

The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2004 and 2005.

All audit work was performed by the auditors' full time employees.

STERLING GROUP VENTURES, INC.

(An Exploration Stage Company)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2005 and 2004

(Stated in US Dollars)

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Sterling Group Ventures, Inc.

We have audited the accompanying consolidated balance sheets of Sterling Group Ventures, Inc. (An Exploration Stage Company) and its subsidiaries as of May 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years ended May 31, 2005 and 2004 and for the period from date of incorporation, July 27, 1994 to May 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Group Ventures, Inc. and its subsidiaries as of May 31, 2005 and 2004 and the results of their operations and their cash flows for the years ended May 31, 2005 and 2004 and for the period from date of incorporation, July 27, 1994 to May 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the exploration stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“AMISANO HANSON”
July 8, 2005, except as to Note 10(ii),	Chartered Accountants
which is as of July 11, 2005

750 WEST PENDER STREET, SUITE 604 VANCOUVER CANADA V6C 2T7	TELEPHONE: 604-689-0188 FACSIMILE: 604-689-9773 E-MAIL: amishan@telus.net

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
May 31, 2005 and 2004
(Stated in US Dollars)

	2005	2004

ASSETS

Current
Cash and cash equivalents	$913,343	$634,207
Other receivable – Note 6	13,094	5,837
Prepaid expenses	28,093	-

	954,530	640,044
Advance on investment – Note 4	-	150,000
Equipment – Note 5	4,091	-

	$958,621	$790,044

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 6	$45,727	$75,196

STOCKHOLDERS’ EQUITY

Capital stock – Note 7
Common stock, $0.001 par value
500,000,000 authorized
40,277,500 issued and outstanding (2004: 38,126,600)	40,278	38,126
Additional paid-in capital	2,190,611	1,215,873
Warrants	40,110	-
Accumulated other comprehensive loss	(583)	(583)
Deficit accumulated during the exploration stage	(1,357,522)	(538,568)

	912,894	714,848

	$958,621	$790,044

Nature and Continuance of Operations – Note 1
Commitments – Notes 4, 7 and 10
Subsequent Events – Note 10

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended May 31, 2005 and 2004 and
for the period from July 27, 1994 (Date of Incorporation) to May 31, 2005
(Stated in US Dollars)

			July 27, 1994
			(Date of
			Incorporation)
	Years ended		to
	May 31,		May 31,
	2005	2004	2005

Expenses
Accounting, audit and legal fees	$95,500	$28,386	$125,386
Bank charges	622	150	772
Consulting fees – Note 6	164,335	38,840	203,175
Depreciation	1,334	-	1,334
Filing and transfer agent fees	5,742	8,752	24,116
General and administrative	19,223	4,300	23,523
Mineral property costs – Schedule A	468,818	17,753	486,571
Printing and mailing	5,789	9,571	15,360
Shareholder information and investor relations	38,147	-	38,147
Stock-based compensation	-	368,641	368,641
Travel and entertainment	31,326	51,053	82,379

Loss before other item	(830,836)	(527,446)	(1,369,404)

Other item
Interest income	11,882	-	11,882

Net loss for the period	$(818,954)	$(527,446)	$(1,357,522)

Basic and diluted loss per share	$(0.02)	$(0.02)

Weighted average number of shares outstanding	39,897,967	28,104,372

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC. (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended May 31, 2005 and 2004 and
for the period from July 27, 1994 (Date of Incorporation) to May 31, 2005
(Stated in US Dollars)

			July 27, 1994
			(Date of
			Incorporation)
	Years ended		to
	May 31,		May 31,
	2005	2004	2005

Cash Flows used in Operating Activities
Net loss for the period	$(818,954)	$(527,446)	$(1,357,522)
Add (deduct) items not affecting cash:
Depreciation	1,334	-	1,334
Permit and engineering studies	150,000	-	150,000
Shareholder information and investor relations	20,447	-	20,447
Stock-based compensation	-	368,641	368,641
Translation adjustment	-	(106)	(106)
Change in non-cash working capital items
related to operations:
Other receivable	(7,257)	(5,837)	(13,094)
Prepaid expenses	(6,540)	-	(6,540)
Accounts payable and accrued liabilities	(29,469)	65,955	45,727

Cash used in operating activities	(690,439)	(98,793)	(791,113)

Cash Flows used in Investing Activities
Advance on investment	-	(150,000)	(150,000)
Additions to equipment	(5,425)	-	(5,425)

Cash used in investing activities	(5,425)	(150,000)	(155,425)

Cash Flows from Financing Activities
Common stock	975,000	883,000	1,858,000
Amounts contributed by director	-	-	1,881

Cash provided by financing activities	975,000	883,000	1,859,881

.../cont’d

SEE ACCOMPANYING NOTES

Continued
STERLING GROUP VENTURES, INC. (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended May 31, 2005 and 2004 and
for the period from July 27, 1994 (Date of Incorporation) to May 31, 2005
(Stated in US Dollars)

			July 27, 1994
			(Date of
			Incorporation)
	Years ended		to
	May 31,		May 31,
	2005	2004	2005

Net increase in cash and cash equivalents	279,136	634,207	913,343

Cash and cash equivalents, beginning of the period	634,207	-	-

Cash and cash equivalents, end of the period	$913,343	$634,207	$913,343

Cash and cash equivalents consist of:
Cash	$710,995	$63,916	$710,995
Term deposits	202,348	570,291	202,348

	$913,343	$634,207	$913,343

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Non-cash Transactions – Note 9

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period from July 27, 1994 (Date of Incorporation) to May 31, 2005
(Stated in US Dollars)

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the
	Common Shares		Paid-in		Comprehensive	Exploration
	Number	Par Value	Capital	Warrants	Loss	Stage	Total

Balance, July 27, 1994 (Date of
Incorporation)	-	$-	$-	$-	$-	$-	$-
Common stock	1	1	-	-	-	-	1
Amount contributed by director	-	-	1,881	-	-	-	1,881
Net loss for the periods	-	-	-	-	-	(7,902)	(7,902)

Balance, May 31, 2001	1	1	1,881	-	-	(7,902)	(6,020)
Net loss for the year	-	-	-	-	-	(1,860)	(1,860)

Balance, May 31, 2002	1	1	1,881	-	-	(9,762)	(7,880)
Net loss for the year	-	-	-	-	-	(1,360)	(1,360)

Balance, May 31, 2003	1	1	1,881	-	-	(11,122)	(9,240)
Reverse acquisition	(1)	(1)	(1,881)	-	-	-	(1,882)
Issuance of common shares for
reverse acquisition	25,000,000	25,000	(23,119)	-	-	-	1,881
Outstanding common shares of
Company prior to acquisition	11,360,000	11,360	(10,883)	-	(583)	-	(106)
Issuance of shares for cash
pursuant to a private placement
- at $0.50	1,766,000	1,766	881,234	-	-	-	883,000
Stock-based compensation	-	-	368,641	-	-	-	368,641
Net loss for the year	-	-	-	-	-	(527,446)	(527,446)

     .../cont’d)

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.	Continued
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period from July 27, 1994 (Date of Incorporation) to May 31, 2005
(Stated in US Dollars)

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the
	Common Shares		Paid-in		Comprehensive	Exploration
	Number	Par Value	Capital	Warrants	Loss	Stage	Total

Balance, May 31, 2004	38,126,000	38,126	1,215,873	-	(583)	(538,568)	714,848
Issuance of shares for cash pursuant
to a private placement - at $0.50	1,950,000	1,950	973,050	-	-	-	975,000
Issuance of shares for finder’s fee of
private placement	101,500	102	50,648	-	-	-	50,750
Finders’ fees	-	-	(50,750)	-	-	-	(50,750)
Fair value of share purchase
warrants (finders’ fees)	-	-	(40,110)	40,110	-	-	-
Issuance of shares for services
rendered	100,000	100	41,900	-	-	-	42,000
Net loss for the year	-	-	-	-	-	(818,954)	(818,954)

Balance, May 31, 2005	40,277,500	$40,278	$2,190,611	$40,110	$(583)	$(1,357,522)	$912,894

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.	Schedule A
(An Exploration Stage Company)
SCHEDULE OF MINERAL PROPERTY COSTS
for the years ended May 31, 2005 and 2004
and for the period from July 27, 1994 (Date of Incorporation) to May 31, 2005
(Stated in US Dollars)

	Jiajika	Lushi	DHLT	DX
	Spodumene	Spodumene	Spodumene	Polymetallic
	Property	Property	Property	Property	Total

Balance, May 31, 2003	$-	$-	$-	$-	$-
Administrative	471	276	-	-	747
Consulting fees	9,263	3,027	-	-	12,290
Travel	2,763	1,953	-	-	4,716

Balance, May 31, 2004	12,497	5,256	-	-	17,753

Administrative	6,598	1,357	186	843	8,984
Consulting fees	33,799	18,925	-	6,552	59,276
Feasibility study	157,769	35,969	-	-	193,738
Exploration costs	-	-	-	30,266	30,266
Permit costs	150,000	-	-	-	150,000
Travel	15,085	9,163	521	1,785	26,554

	363,251	65,414	707	39,446	468,818

Balance, May 31, 2005	$375,748	$70,670	$707	$39,446	$486,571

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2005 and 2004
(Stated in US Dollars)

Note 1
Nature and Continuance of Operations

The Company is in the exploration stage. The Company has entered into several joint venture agreements to explore and develop mineral properties located in China and has not yet determined whether these properties contain reserves that are economically recoverable. The recoverability of amounts from these properties will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the joint venture agreements and to complete the development of the properties and upon future profitable production or proceeds from the sale thereof.

These consolidated financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $1,357,522 since inception and has yet to achieve profitable operations. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common shares. The Company may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

Sterling Group Ventures Inc. was incorporated in the State of Nevada on September 13, 2001 and its fiscal year end is May 31.

Note 2

Summary of Significant Accounting Policies

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates, which have been made using careful judgement. Actual results may vary from these estimates.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2005 and 2004
(Stated in US Dollars)

Note 2

Summary of Significant Accounting Policies – (cont’d)

The consolidated financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Exploration Stage Company

The Company complies with Financial Accounting Standard Board Statement No. 7 and Securities and Exchange Commission Act Guide 7 for its characterization of the Company as an exploration stage.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Micro Express Holdings Inc., Micro Express Ltd., Huyana Ventures Limited., Makaelo Holdings Inc. and Makaelo Limited. All significant inter-company transactions and balances have been eliminated. The Company’s subsidiaries are all incorporated under the laws of the Territory of the British Virgin Islands on the following dates: Micro Express Holdings Inc. was incorporated on February 25, 2004; Micro Express Ltd. was incorporated on July 27, 1994; Huyana Ventures Limited (formerly Micro Express (Lushi) Ltd.) was incorporated on August 18, 2004; Makaelo Holdings Inc. was incorporated on March 21, 2005 and Makaelo Limited was incorporated on February 14, 2005.

Cash and Cash Equivalents

For the purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Mineral Properties

Acquisition and exploration costs are charged to operations as incurred until such time that proven or probable ore reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production.

Exploration activities conducted jointly with others are reflected at the Company’s proportionate interest in such activities.

As at May 31, 2005, the Company did not have proven or probable ore reserves.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2005 and 2004
(Stated in US Dollars)

Note 2

Summary of Significant Accounting Policies – (cont’d)

Long-Lived Assets Impairment

Long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value.

Equipment

Equipment is stated at cost. Depreciation is provided on a straight-line basis over 3 years.

Income Taxes

The Company follows Statement of Financial Accounting Standards, No. 109 (“FAS No. 109”), “Accounting for Income Taxes” which requires the use of the asset and liability method for accounting for income taxes. Under the asset and liability method of FAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry-forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

Financial Instruments

The carrying value of cash and cash equivalents and accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of May 31, 2005, the Company had no deposit in a bank beyond insured limits.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2005 and 2004
(Stated in US Dollars)

Note 2

Summary of Significant Accounting Policies – (cont’d)

Basic Loss per Share

The Company reports basic loss per share in accordance with FAS No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the years. Diluted loss per share has not been provided as it would be antidilutive.

Comprehensive Loss

The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards (“SFAS) No. 130, “Reporting Comprehensive Income”. Comprehensive loss is comprised of foreign currency translation adjustments.

Foreign Currency Translation

Foreign currency transactions are translated into US dollars, the functional and reporting currency, by the use of the exchange rate in effect at the date of the transaction, in accordance with FAS No. 52, “Foreign Currency Translation”.

Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income account in Stockholder’s Equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in Other Items on the Statement of Operations.

Stock-based Compensation

The Company has elected to account for stock-based compensation following APB No. 25, “Accounting for Stock Issued to Employees”, and provide the disclosure required under FAS No. 123, “Accounting for Stock-based Compensation”, as amended by FAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure, amendment of FAS Statement No. 123”.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2005 and 2004
(Stated in US Dollars)

Note 2

Summary of Significant Accounting Policies – (cont’d)

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29”. SFAS No. 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to materially impact the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-based Payment”. The revised statement eliminates the ability to account for share-based compensation transactions using APB No. 25. This statement instead requires that all share-based payments to employees be recognized as compensation expense in the statement of operations based on their fair value over the applicable vesting period. The provisions of this statement are effective for fiscal years beginning after June 15, 2005. The adoption of this statement does not have any impact on the Company’s financial statements.

Note 3

Business Acquisition

On January 20, 2004, the Company’s Board of Directors approved the acquisition of all the issued and outstanding shares of Micro Express Ltd. (“Micro”) for 25,000,000 common shares of the Company. Micro is a company incorporated in British Virgin Islands and has been inactive since incorporation until 2003. Micro has entered into several joint venture agreements to develop industrial mineral properties in China. Micro was controlled by directors of the Company.

Micro Express Holdings Inc. was incorporated on February 25, 2004 by the Company to hold the Company’s investment in Micro.

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

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2005 and 2004
(Stated in US Dollars)

Note 3	Business Acquisition – (cont’d) The results of operations of the accounting subsidiary for the period June 1, 2003 to January 21, 2004 (the date of reverse acquisition) are summarized as follows:

Revenue	$-

Expenses
Legal and accounting fees	4,835
Consulting fees	4,000
Exploration costs	29,528
Stock transfer and filing fees	2,145
Travel	1,929
Office and miscellaneous	9,113

51,550

Net loss for the period	$(51,550)

The Company’s comparative consolidated financial statements, and its financial results for the year ended May 31, 2003, represent the financial position of operations and cash flows of Micro.

Note 4	Mineral Properties

a)

Jiajika Spodumene Property

On April 5, 2005, the Company, through its wholly-owned subsidiary, Micro Express Ltd. (“Micro”), signed a joint venture contract (the “Agreement”) with a Chinese partner for the establishment of a joint venture company, Sichuan Jihai Lithium Ltd. (“Jihai”), and the development of the Jiajika lithium deposit in Kangding District, Sichuan Province, China. Pursuant to the Agreement, the project will be developed in two (2) stages with the development of a production facility with an initial processing capacity of 240,000 tonnes of spodumene ore per year in Stage I and then the processing capacity will be increased to 900,000 tonnes per annum in Stage II.

The Company’s interest in Jihai will be 75%, with its contribution of RMB 35,000,000 ($4,216,100) to the registered capital of Jihai and pay RMB7,000,000 ($843,200) to its Chinese partner. The Chinese partner’s interest in Jihai will be 25%, with its contribution to the registered capital of Jihai of RMB 14,000,000 ($1,686,400) in the form of all prior work done, all technical data and information in relation to the business, and all existing permits, licenses and approvals.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2005 and 2004
(Stated in US Dollars)

Note 4	Mineral Properties – (cont’d)

	a)	Jiajika Spodumene Property – (cont’d)

Pursuant to the Agreement, additional construction funds required for the operation of the business in excess of the registered capital contributions agreed to in the Agreement will be financed by the Company as a debt of the Jihai.

In order to acquire its interest, the Company’s contributions are required as follows:

Date	Amount

April 15, 2005	RMB5,000,000 ($602,300) to Jihai
July 31, 2005	RMB10,000,000 ($1,204,600) to Jihai
Upon completion of Stage 1 construction	RMB7,000,000 ($843,200) to Chinese partner
Within 2 years from date of issuance of
business license to Jihai	RMB20,000,000 ($2,409,200) to Jihai

The Company has not completed the required contribution and has indicated its intention to seek an amendment.

As at May 31, 2005, the Company incurred $375,748 in the Jiajika Spodumene Property. As at May 31, 2004, the Company had advanced $150,000 for this project.

b)	Lushi Spodumene Property

On December 28, 2003, the Company, through its wholly owned subsidiary, Micro Express Ltd., entered into a Letter of Intent to earn an interest of between 90% to 92% in a 30-year mining joint venture which will hold the rights to develop the Lushi Spodumene property located in Henan Province, China. The Company shall contribute the total investment in the project. The amount of the investment will be determined by a pre-feasibility study. On April 10, 2004, the Company entered into a formal joint venture agreement with its Chinese partner to commence earning its 92% interest.

As at May 31, 2005, the Company incurred $70,670 in the Lushi Spodumene Property.

The mining permits for this property expired in March 2005. The Company is in the process of renewing the permits.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2005 and 2004
(Stated in US Dollars)

Note 4	Mineral Properties – (cont’d)

	c)	DX Polymetallic Project

On March 2, 2005, the Company, through its wholly-owned subsidiary, Makaelo Limited, entered into a joint venture agreement with a Chinese citizen who holds two exploration permits for a copper project (“the Project”) in Inner Mongolia, China.

The Project is comprised of two exploration permits, Donggou and Xiaoxigou, covering an area of about 52 square kilometers. The Project is located in Inner Mongolia. The Company has the right to earn 52% of a cooperative joint venture company by spending RMB 5,200,000 ($626,400) for the exploration in the permit areas over three years with the first year contributing not less than RMB2,000,000 ($240,900). After the Company has earned 52% interest of the cooperative company, contributions to fund the exploration and development of the Project will be made pro rata. The interest of the Chinese party will be diluted to not less than 10% if it elects not to make cash contributions.

As at May 31, 2005, the Company incurred $39,446 in the DX Polymetallic Property.

	d)	DHLT Spodumene Property

On May 21, 2005, the Company, through its wholly-owned subsidiary, Huyana Ventures Limited (“Huyana”), signed a letter of intent (the “LOI”) with a Chinese partner for the development of Dahongliutan (“DHLT”) spodumene deposit located in Xinjiang Province of China. A joint venture company in Hetian City of Xinjiang Province in China will be set up to conduct the development and operation of the DHLT spodumene deposit in the areas that the Chinese partner has mining permits and where the Chinese partner is applying for additional mining permits. The business of the joint venture company will include mining and processing spodumene and comprehensive utilization of other associated rare metals. The Company shall contribute the total investment in the project for an 80% interest in the joint venture. The terms of the joint venture will be decided upon further negotiations and due diligence between the parties and will be subject to a formal contract to be signed by both parties.

As at May 31, 2005, the Company incurred $707 in the DHLT Spodumene Property.

Note 5	Equipment

	2005			2004
		Accumulated
	Cost	Amortization	Net	Net

Computer equipment	$ 5,425	$ 1,334	$ 4,091	$ -

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2005 and 2004
(Stated in US Dollars)

Note 6

Related Party Transactions – Note 3

The Company was charged consulting fees during the year ended May 31, 2005 totalling $136,907 (2004: $12,591) by companies controlled by two directors of the Company.

The Company was charged rental fees included in General and Administrative during the year ended May 31, 2005 totalling $7,054 (2004: $Nil) by a company controlled by a director of the Company.

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

Other receivable at May 31, 2005 includes $Nil (2004: $5,663) due from a director of the Company with respect to travel advances.

Accounts payable at May 31, 2005 includes $8,909 (2004: $Nil) due to a director of the Company for expenses advanced on behalf of the Company, and to a company controlled by a director of the Company for unpaid consulting fees.

During the year ended May 31, 2004, a portion of the shares issued to acquire Micro (Note 3) totalling 19,000,000 were issued to directors of the Company.

Note 7	Capital Stock Commitments:

a)	Capital Stock

The Company has arranged a private placement of up to 5,000,000 units at $0.50 per unit for total proceeds of $2,500,000. Each unit consists of one common share and one share purchase warrant entitling the holder the right to purchase one common share at $0.75 per share, expiring on February 16, 2006. Upon exercise of the share purchase warrant, an additional share purchase warrant will be granted at $1.00 per share, expiring February 16, 2007. As at May 31, 2005, the Company has received total subscriptions of $1,858,000 for 3,716,000 units. Finder's fee of 101,500 units with the aforementioned terms was issued.

On December 18, 2004, the Company issued 100,000 shares with a fair value of $42,000 to a consultant for investor relations services for a period of one year.

b)	Stock Options

On February 3, 2004, the Board of Directors of the Company has approved the 2004 Stock Option Plan which allows the Company to grant up to 3,636,000 stock options as an incentive to directors, officers, employees and consultants.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2005 and 2004
(Stated in US Dollars)

Note 7	Capital Stock – (cont’d) Commitments: – (cont’d)

b)	Stock Options – (cont’d)

During the year ended May 31, 2004, the Company granted 2,100,000 fully vested stock options to directors and officers of the Company at an exercise price of $0.50 per share. These stock options expire February 3, 2009.

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

2004

Net loss:
As reported	$(527,446)
Compensation cost for the year	(504,000)

Pro-forma	$(1,031,446)

Net loss per common share:
As reported	$(0.02)
Pro-forma	$(0.04)

During the year ended May 31, 2004 the Company also granted 1,536,000 fully vested stock options to consultants at an exercise price of $0.50 per share. These stock option expire February 3, 2009. The fair value of options granted to non-employees and non-directors is $368,641 and has been recorded as stock-based compensation expense.

The fair value of each option grant is $0.24 and was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the options granted on February 3, 2004: dividend yield of 0%, expected volatility of 51.15%, risk-free interest rate of 3.26%, and an expected life of 5 years.

During the year ended May 31, 2005, no stock options were granted, exercised or cancelled.

As at May 31, 2005, there were a total of 3,636,000 stock options outstanding exercisable at $0.50 per share, expiring on February 3, 2009.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2005 and 2004
(Stated in US Dollars)

Note 7	Capital Stock – (cont’d) Commitments: – (cont’d)

c)	Share Purchase Warrants

During the year ended May 31, 2005, 2,051,500 share purchase warrants were issued, including 101,500 warrants with a fair value of $40,110 for a finder’s fee. During the year ended May 31, 2004, 1,766,000 share purchase warrants were issued. No warrants were exercised or cancelled during the year ended May 31, 2005.

As at May 31, 2005, the Company has a total of 3,817,500 share purchase warrants outstanding. Each warrant entitles the holder thereof the right to purchase one common share at $0.75 per share expiring on February 16, 2006. Upon exercising of the warrant, an additional share purchase warrant will be granted at $1.00 per share expiring on February 16, 2007.

The fair values of the warrants granted to the finders range from $0.24 to $0.54 per share and were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: dividend yield of 0%, expected volatility from 73.5% to 92.5%, risk-free interest rate from 2.99% to 3.27%, and an expected life of from 1.25 to 1.5 years.

Note 8	Deferred Tax Assets

There is no current or deferred tax expense for the years ended May 31, 2005 and 2004, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

	2005	2004

Deferred tax assets	$461,557	$179,379
Valuation allowance	(461,557)	(179,379)

Net deferred tax assets	$-	$-

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2005 and 2004
(Stated in US Dollars)

Note 8

Deferred Tax Assets – (cont’d)

All of the net operating loss carryforwards was generated by the parent company. The Company does not file a consolidated tax return because all of its subsidiaries are foreign corporations. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three year period.

Note 9

Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statement. During the year ended May 31, 2005, the Company issued 101,500 common shares at a value of $50,750 as commission paid to the broker for a private placement and issued 100,000 common shares at a value of $42,000 for investor relations’ services. As at May 31, 2005, $21,553 was included in prepaid expenses and $20,447 was expensed. During the year ended May 31, 2004, the Company issued 25,000,000 common shares at a value of $1,881 to acquire 100% of Micro Express Ltd. These transactions were excluded from the statement of cash flows.

Note 10	Subsequent Events

i)
On June 19, 2005, the Company signed a Cooperative Agreement (the “Agreement”) with a Chinese partner in Sichuan Province, China for the possible development of the Lithium Metal and Lithium Salt Projects in Sichuan Province, China.

Under the terms of the Agreement, two joint venture companies will be set up, one for lithium metal production and the other for lithium salt production. It is intended that the final terms of the Agreement will be decided upon further negotiations between the parties to the Agreement and will be subject to a formal contract to be signed by both parties.

ii)	On July 11, 2005, the Company signed a letter of intent (the “LOI”) with a Chinese partner (the “partner”) for the development of Dangxiongcuo salt lake property (“DXC

Salt Lake”) in Nima county of Naqu district in Tibet, China. Pursuant to the LOI, the parties have agreed to set up a joint venture company in Tibet, China to share the benefits, risks and losses of the project.

It is intended that the terms of the joint venture will be decided upon further negotiations between the parties to the LOI. Any formal contract which may be signed in the future by both parties will be subject to the completion of a due diligence investigation of the mining site and project by the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING GROUP VENTURES, INC.
(Registrant)

By:	/s/ Richard Shao
Richard Shao, President and Chief Financial
Officer

By:	/s/ Raoul Tsakok
Raoul Tsakok, Chairman and Chief Executive
Officer
Date: August 25, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard Shao
Richard Shao, President and Chief Financial
Officer

By:	/s/ Raoul Tsakok
Raoul Tsakok, Chairman and Chief Executive
Officer

Date: August 25, 2005