Form 10QSB
period 2005-08-31
STERLING GROUP VENTURES INC
filed 2005-10-14
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Act Of 1934

For the quarterly period ended August 31, 2005

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

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:

Common Stock, $0.001 par value	40,277,500
(Class)	(Outstanding as of October 3, 2005)

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

STERLING GROUP VENTURES, INC.
FORM 10-QSB
INDEX

Part I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
August 31, 2005 and May 31, 2005
(Unaudited)

	August 31,	May 31,
Stated in U.S. dollars	2005	2005
ASSETS
Current Assets
Cash and cash equivalents - Note 3	$808,106	$913,343
Other receivable	17,789	13,094
Prepaid expenses	14,129	28,093
Total current assets	840,024	954,530

Equipment	3,639	4,091

Total Assets	$843,663	$958,621

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and other accrued liabilities	$41,526	$45,727

Stockholders' Equity
Common Stock : $0.001 Par Value
Authorized : 500,000,000
Issued and Outstanding : 40,277,500 (May 31, 2005: 40,277,500)	40,278	40,278
Additional Paid In Capital	2,190,611	2,190,611
Warrants	40,110	40,110
Accumulated Other Comprehensive Loss	(583)	(583)
Deficit accumulated during the exploration stage	(1,468,279)	(1,357,522)
Total Stockholders' Equity	802,137	912,894

Total Liabilities and Stockholders' Equity	$843,663	$958,621

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended August 31, 2005 and 2004 and
for the period from July 27, 1994 (date of incorporation) to August 31, 2005
(Unaudited)

			July 27, 1994
			(Date of
	Three months ended		Incorporation)
	August 31,		to August 31,
Stated in U.S. dollars	2005	2004	2005

Revenue
Interest income	$719	$1,485	$12,601

Expenses
Accounting, audit and legal fees	$19,680	$4,235	$145,066
Bank charges	99	135	871
Consulting fees - Note 3	32,274	23,853	235,449
Depreciation	452	292	1,786
Filing fees and transfer agent	2,677	2,498	26,793
General and administrative - Note 3	2,917	3,804	26,440
Mineral property costs - Schedule A - Note 3	40,042	240,500	526,613
Printing and mailing	-	2,179	15,360
Shareholder information and investor relations	9,947	-	48,094
Stock-based compensation	-	-	368,641
Travel and entertainment	3,388	2,499	85,767

	(111,476)	(279,995)	(1,480,880)

Net loss for the period	$(110,757)	$(278,510)	$(1,468,279)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average number of shares outstanding	40,277,500	39,823,772

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended August 31, 2005 and 2004 and
for the period from July 27, 1994 (date of incorporation) to August 31, 2005
(Unaudited)

			July 27, 1994
			(Date of
	Three months ended		Incorporation)
	August 31,		to August 31,
Stated in U.S. dollars	2005	2004	2005
Cash flows from operating activities
Net loss for the period	$(110,757)	$(278,510)	$(1,468,279)
Adjustments to reconcile net loss to net cash
provided by (Used in) operating activities
Stock compensation expenses	-	-	368,641
Depreciation	452	292	1,786
Permit and engineering studies	-	150,000	150,000
Shareholder information and investor relations	-	-	20,447
Translation adjustment	-	-	(106)
Changes in non-cash working capital items
related to operations
Other receivable	(4,695)	5,394	(17,789)
Prepaid expenses	13,964	-	7,424
Accounts payable and accrued liabilities	(4,201)	(38,296)	41,526
Net cash used in operating activities	(105,237)	(161,120)	(896,350)

Cash flows from investing activities
Advance on investment	-	-	(150,000)
Additions to equipment	-	(3,508)	(5,425)
Net cash flows used in investing activities	-	(3,508)	(155,425)

Cash flows from financing activities
Common stock	-	975,000	1,858,000
Amounts contributed by director	-	-	1,881
Net cash flows provided by financing activities	-	975,000	1,859,881

…/cont’d

Net increase (decrease) in cash and cash equivalents	(105,237)	810,372	808,106
Cash and cash equivalents - beginning of period	913,343	634,207	-
Cash and cash equivalents - end of period	$808,106	$1,444,579	$808,106

Cash and cash equivalents consist of:
Cash	$655,039	$92,835	$655,039
Term deposits	153,067	1,351,744	153,067
	$808,106	$1,444,579	$808,106
Supplemental Information :
Cash paid for :
Interest	$-	$-	$-
Income taxes	-	-	-
Non-cash Transactions :
Issuance of shares for commission paid to broker
for private placement	$-	$26,250	$50,750
Issuance of shares for services rendered	-	-	42,000

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the period from July 27, 1994 (date of incorporation) to August 31, 2005
(Unaudited)

						Deficit
					Accumulated	Accumulated
		Stock	Additional		Other	During The
	Common	Amount At	Paid In		Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Warrants	Loss	Stage	Total

Balance, July 27, 1994 (Date of incorporation)	-	$-	$-	$-	$-	$-	$-
Common stock	1	1	-	-	-	-	1
Amount contributed by director	-	-	1,881	-	-	-	1,881
Net loss for the periods	-	-	-	-	-	(7,902)	(7,902)

Balance, May 31, 2001	1	$1	$1,881	$-	$-	$(7,902)	$(6,020)
Net loss of the year	-	-	-	-	-	(1,860)	(1,860)

Balance, May 31, 2002	1	$1	$1,881	$-	$-	$(9,762)	$(7,880)
Net loss of the year	-	-	-	-	-	(1,360)	(1,360)

Balance, May 31, 2003	1	$1	$1,881	$-	$-	$(11,122)	$(9,240)
Reverse acquisition	(1)	(1)	(1,881)	-	-	-	(1,882)
Issuance of common shares for reverse acquisition	25,000,000	25,000	(23,119)	-	-	-	1,881
Outstanding common shares of Company prior to
acquisition	11,360,000	11,360	(10,883)	-	(583)	-	(106)
Issuance of shares for cash pursuant to a private
placement - at $0.50	1,766,000	1,766	881,234	-	-	-	883,000
Stock-based compensation	-	-	368,641	-	-	-	368,641
Net loss of the year	-	-	-	-	-	(527,446)	(527,446)

…/cont’d

Balance, May 31, 2004	38,126,000	$38,126	$1,215,873	$-	$(583)	$(538,568)	$714,848
Issuance of shares for cash pursuant to a private
placement - at $0.50	1,950,000	1,950	973,050	-	-	-	975,000
Issuance of shares for finder's fee of
private placement	101,500	102	50,648	-	-	-	50,750
Finders' fees	-	-	(50,750)				(50,750)
Fair value of share purchase warrants (finders' fees)	-	-	(40,110)	40,110	-	-	-
Issuance of shares for services rendered	100,000	100	41,900	-	-	-	42,000
Net loss of the year	-	-	-	-	-	(818,954)	(818,954)

Balance, May 31, 2005	40,277,500	$40,278	$2,190,611	$40,110	$(583)	$(1,357,522)	$912,894

Net loss for the three months ended August 31, 2005	-	$-	$-	$-	$-	$(110,757)	$(110,757)

Balance, August 31, 2005	40,277,500	$40,278	$2,190,611	$40,110	$(583)	$(1,468,279)	$802,137

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
SCHEDULE A : MINERAL PROPERTY COSTS
For the quarter ended August 31, 2005 and 2004 and
for the period from July 27, 1994 (date of incorporation) to August 31, 2005
(Unaudited)

	Jiajika	Lushi	DHLT	DX	DXC
	Spodumene	Spodumene	Spodumene	Polymetallic	Salt Lake
	Property	Property	Property	Property	Property	Total

Three months ended August 31, 2005
Administrative	2,305	-	50	578	103	3,036
Consulting fees	8,451	-	-	9,688	2,977	21,116
Feasibility study	-	-	-	-	-	-
Exploration costs	-	-	-	-	-	-
Permit costs	-	-	-	-	-	-
Legal fees	-	-	247	-	-	247
Travel	6,086	-	7,205	2,046	306	15,643
Balance, August 31, 2005 $	16,842	$-	$7,502	$12,312	$3,386	$40,042

Three months ended August 31, 2004
Administrative	616	526	-	-	-	1,142
Consulting fees	7,657	5,743	-	-	-	13,400
Travel	366	8,071	-	-	-	8,437
Feasibility study	55,199	12,322	-	-	-	67,521
Permit costs	150,000	-	-	-	-	150,000
Balance, August 31, 2004 $	213,838	$26,662	$-	$-	$-	$240,500

From Date of Inception (July 27, 1994) to August 31, 2005
Balance, May 31, 2003	$-	$-	$-	$-	$-	$-
Administrative	471	276	-	-	-	747
Consulting fees	9,263	3,027	-	-	-	12,290
Travel	2,763	1,953	-	-	-	4,716
Balance, May 31, 2004	12,497	5,256	-	-	-	17,753
Administrative	6,598	1,357	186	843	-	8,984
Consulting fees	33,799	18,925	-	6,552	-	59,276
Feasibility study	157,769	35,969	-	-	-	193,738
Exploration costs	-	-	-	30,266	-	30,266
Permit costs	150,000	-	-	-	-	150,000
Travel	15,085	9,163	521	1,785	-	26,554
Balance, May 31, 2005	375,748	70,670	707	39,446	-	486,571
Administrative	2,305	-	50	578	103	3,036
Consulting fees	8,451	-	-	9,688	2,977	21,116
Feasibility study	-	-	-	-	-	-

Exploration costs	-	-	-	-	-	-
Permit costs	-	-	-	-	-	-
Legal fees	-	-	247	-	-	247
Travel	6,086	-	7,205	2,046	306	15,643
Balance, August 31, 2005	$392,590	$70,670	$8,209	$51,758	$3,386	$526,613

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2005
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting and Continuance of Operations

While the information presented in the accompanying interim three month consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, result of operations and cash flows for the interim periods presented. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company’s May 31, 2005 annual financial statements.

Operating results for the quarter ended August 31, 2005 are not necessarily indicative of the results that can be expected for the year ending May 31, 2006.

The interim financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At August 31, 2005, the Company has yet to achieve profitable operations and has accumulated losses of $1,468,279 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common shares. The Company may also seek to obtain short-term loans from the directors of the company. There are no current arrangements in place for equity funding or short-term loans.

Note 2	Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Micro Express Holdings Inc., Micro Express Ltd., Huyana Ventures Limited., Makaelo Holdings Inc. and Makaelo Limited. All inter-company transactions and account balances have been eliminated.

Note 3	Related Party Transactions

The Company was charged consulting fees during the three months ended August 31, 2005 in the amount of $21,000 (August 31, 2004: $16,664).

The Company was charged rental fees included in General and Administrative during the three months ended August 31, 2005 totalling $2,453 (August 31, 2004: $567) by a company controlled by a director of the Company.

The Company was charged Mineral property costs – consulting during the three months ended August 31, 2005 totalling $19,848 (August 31, 2004: $8,284) by a company controlled by a director of the Company.

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

Cash and cash equivalents at August 31, 2005 include $41,086 (May 31, 2005: $NIL) held in trust by a director of the Company.

Note 4	Capital Stock

Commitments:

a)	Capital Stock

The Company has arranged a private placement of up to 5,000,000 units at $0.50 per unit for total proceeds of $2,500,000. Each unit consists of one common share and one share purchase warrant entitling the holder the right to purchase one common share at $0.75 per share, expiring on February 16, 2006. Upon exercise of the share purchase warrant, an additional share purchase warrant will be granted at $1.00 per share, expiring February 16, 2007. As at August 31, 2005, the Company has received total subscriptions of $1,858,000 for 3,716,000 units. Finder's fee of 101,500 units with the aforementioned terms was issued.

b)	Stock Options

During the three months ended August 31, 2005, no stock options were granted, exercised or cancelled.

As at August 31, 2005, there were 3,636,000 stock options outstanding exercisable at $0.50 per share, expiring on February 3, 2009.

c)	Share Purchase Warrants

During the three months period ended August 31, 2005, there were no warrants issued, exercised or cancelled.

As at August 31, 2005, the Company has a total of 3,817,500 share purchase warrants outstanding. Each warrant entitles the holder thereof the right to purchase one common share at $0.75 per share expiring on February 16, 2006. Upon exercising of the warrant, an additional share purchase warrant will be granted at $1.00 per share expiring on February 16, 2007.

Note 5	Subsequent Event

Dangxiongcuo Salt Lake Project

On September 16, 2005, the Company, through its wholly owned subsidiary, Micro Express Holdings Inc. (“Micro”), signed an Agreement (the “Agreement”) with Beijing Mianping Salt Lake Research Institute (“Mianping”) for the development of Dangxiongcuo salt lake property (“DXC Salt Lake”) in

Nima county of Naqu district in Tibet, China. The Agreement follows a Letter of Intent signed between the parties on July 11, 2005.

Pursuant to the Agreement, the parties have agreed to set up a Cooperative Company, Tibet Saline Lake Mining High-Science & Technology Co. Ltd. (the “Cooperative”) to develop DXC Salt Lake. The objective of the Cooperative is to use the funds provided by the Company and the skills and technology provided by Mianping to produce lithium carbonate (Li2CO3) and borate from brine. The Company, through Micro, will own 65% and Mianping will own 35% of the Cooperative. It is anticipated that the total investment in the Cooperative will be approximately RMB240 million (or approximately $30 million).

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

The information presented here should be read in conjunction with Sterling Group Venture, Inc.'s (the "Company") financial statements and other information included in this Form 10-QSB. The Company has presented its quarterly financial statements, which should be read in conjunction with its annual financial statements and the notes thereto for the fiscal year ended May 31, 2005.

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

On January 20, 2004, the Company completed the acquisition of all of the issued and outstanding shares of Micro Express Ltd., a British Virgin Islands corporation (“Micro”) pursuant to an Acquisition Agreement, filed as an exhibit to a Form 8-K on January 29, 2004. Pursuant to the transaction, the Company issued an aggregate of 25,000,000 shares of common stock to the stockholders of Micro in exchange for 100% of the shares of Micro common stock. Micro Express Ltd. is a subsidiary of Micro Express Holdings Inc., which is a wholly owned subsidiary of Sterling.

Micro is a party to an agreement with Sichuan Province Mining Ltd, which is 40% held by the Bureau of Sichuan Geology and Resources of the Sichuan Government. Under the terms of the agreement, Micro has the right to acquire at least 75% of the shares of a co-operative joint-venture company which will hold the necessary mining licenses. The business of the joint-venture company is to develop the Jiajika spodumene property for the extraction of lithium, lithium salts, and other minerals. The initial capacity of the JV company is 240,000 tonnes/annum and will be increased to 900,000 t/a in stages pursuant to the approval of Bureau of Land and Resources of Sichuan Province. The spodumene concentrate expected to be produced is 47,320 tonnes/annum and tantalum concentrate is 43.2 tonnes/annum. The total investment required is estimated at 88.51 million Chinese Yuan. The initial registered capital is 56 million Chinese Yuan (US$6.8 million). Sichuan Province Mining Ltd. will contribute 14 million Chinese Yuan (about US$1.7 million) including the mining permits and previous works to hold 25% of the JV company. Micro will contribute 42 million Chinese Yuan (about US$5.1 million) to hold 75% of the JV company. An initial contribution of $150,000 has been made by the Company as part of the contribution to obtain the mining permit pursuant to the contract signed between our Chinese partner and Sichuan Bureau of Land and Resource.

On April 10, 2004, Micro has signed the joint venture agreement with Lushi Guanpo Minerals Development Ltd. (“Lushi”) of the Henan Province of China to earn more than 90% of the lithium project by taking the project into production.

On March 2, 2005, the Company through its subsidiary, Makaelo Limited (“Makaelo”), a BVI company, had entered into a Joint Venture Agreement with Aifeng Li, an individual residing in Anyang, Henan Province of China. Pursuant to the Agreement, the parties will set up a Joint Venture company in Inner Mongolia for the exploration and development of copper and silver in the areas of Donggou and Xiaoxigou (DX). Aifeng Li will contribute all the necessary exploration licenses, achievements and geological data to the Joint Venture in exchange for 48% of the Joint Venture company, while the Company will finance the cost of exploration in return for 52% of the Joint Venture company. The Company expects the cost of exploration to be approximately $630,000 to be contributed over the three years.

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

On July 11, 2005, the Company signed a letter of intent (the “LOI”) with Beijing Mianping Salt Lake Research Institute for the development of Dangxiongcuo salt lake property (“DXC Salt Lake”) in Nima county of Naqu district in Tibet, China. Pursuant to the LOI, the parties have agreed to set up a joint venture company in Tibet, China to share the benefits, risks and losses of the project. It is intended that the terms of the joint venture will be decided upon further negotiations between the parties to the LOI.

On September 16, 2005, the Company through its wholly owned subsidiary, Micro Express Holdings Inc. (“Micro”), signed an agreement with Beijing Mianping Salt Lake Research Institute (“Mianping”) for the development of Dangxiongcuo salt lake property (“DXC Salt Lake”) in Nima county of Naqu district in Tibet, China. The Agreement follows a Letter of Intent signed between the parties on July 11, 2005.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended May 31, 2005; and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the three months ended August 31, 2005, as compared to the three months ended August 31, 2004.

The Company had interest income of $719 for the quarter ended August 31, 2005 as compared to $1,485 for the quarter ended August 31, 2004.

The operating loss decreased to $110,757 for the quarter ended August 31, 2005, as compared to $278,510 for the quarter ended August 31, 2004.

The consulting services fees increased to $32,274 for the three months ended August 31, 2005, as compared to $23,853 for the three months ended August 31, 2004. The increases in consulting services resulted from the Company’s expanded operations focusing on development activities and financing activities.

Accounting, audit and legal fees increased to $19,680 for the three months ended August 31, 2005, as compared to $4,235 for the three months ended August 31,2004.

Travel expenses increased to $3,388 for the three months ended August 31, 2005, as compared to $2,499 for the three months ended August 31, 2004.

The Company expects the trend of losses to continue at an increasing rate until we can achieve commercial production on some of the mineral properties, of which there can be no assurance.

LIQUIDITY AND WORKING CAPITAL

As of August 31, 2005, the Company had total current assets of $ 840,024 and total liabilities of $41,526. The Company has a working capital surplus of $ 798,498 as a result of proceeds of $1,858,000 from a private placement commenced in February 2004.

Stock Options

During the three months ended August 31, 2005, no stock options were granted, exercised or cancelled.

As of August 31, 2005, there were 3,636,000 stock options outstanding exercisable at $0.50 per share, expiring on February 3, 2009.

Share Purchase Warrants

During the three months period ended August 31, 2005, there were no warrants issued, exercised or cancelled.

As of August 31, the Company has a total of 3,817,500 share purchase warrants outstanding. Each warrant entitles the holder thereof the right to purchase one common share at $0.75 per share expiring on February 16, 2006. Upon exercising of the warrant, an additional share purchase warrant will be granted at $1.00 per share expiring on February 16, 2007.

The Company has no other capital resources other than the ability to use its common stock to achieve additional capital or exercise of the options or exercise of the warrants by the unit holders.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol SGGV. As of October 3, 2005, there were approximately 40,277,500 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of May 31, 2005, the date of their last annual report on Form 10KSB, and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

Outlook

The Company has not completed the required contribution of the April 5, 2005 agreement for JIAJIKA project and intends to seek an amendment. In the meantime, the company is under going a feasibility studies for the development of DXC salt lake property in Tibet.

The pre-feasibility studies for the Lushi property will determine to what extent, if any, the required funding will be for the property.

As a joint venture contract with the property owner has so far not been completed on acceptable terms, the Company may not proceed with the DX project for the exploration and development of copper and silver in the areas of Donggou and Xiaoxigou (DX) in Inner Mongolia, China.

The Company is also conducting due diligence and is in further negotiations for the possible development of the Lithium Metal and Lithium Salt Projects with Jianzhong Chemicals Corporation.

Part II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Capital Stock

In February 2004, the Company commenced a private placement of up to 5,000,000 units at $0.50 per unit for total proceeds of $2,500,000. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one common share for two years, at $0.50 per share in the first year or $0.75 in the second year (“A” warrant), with a expire date on February 16, 2006. Upon exercising an “A” warrant, the holder of each unit will have one additional non-transferable share purchase warrant at $1.00 (“B” warrant) for another year, with an expire date on February 16, 2007.

During the year ended May 31, 2005, the Company received total subscriptions of $1,858,000 for 3,716,000 units. Finder’s fee of 101,500 units with the aforementioned terms was issued during the financial year ended May 31, 2005.

Stock Options

During the three months ended August 31, 2005, no stock options were granted, exercised or cancelled.

As of August 31, 2005, there were 3,636,000 stock options outstanding exercisable at $0.50 per share, expiring on February 3, 2009.

Share Purchase Warrants

During the three months period ended August 31, 2005, there were no warrants issued, exercised or cancelled.

As of August 31, the Company has a total of 3,817,500 share purchase warrants outstanding. Each warrant entitles the holder thereof the right to purchase one common share at $0.75 per share expiring on February 16, 2006. Upon exercising of the warrant, an additional share purchase warrant will be granted at $1.00 per share expiring on February 16, 2007.

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

COMPANY NAME

Date: October 14, 2005	By:	/s/ Richard Shao

	Title:	Richard (Xuxin) Shao,
President