Form 10QSB
period 2005-11-30
STERLING GROUP VENTURES INC
filed 2006-01-13
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Act Of 1934

For the quarterly period ended November 30, 2005

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

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

Common Stock, $0.001 par value	40,277,500
(Class)	(Outstanding as of January 2, 2006)

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

STERLING GROUP VENTURES, INC.
FORM 10-QSB
INDEX

Page

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	3

Interim Consolidated Balance Sheets of Sterling Group Ventures, Inc. at November 30, 2005 and May 31, 2005	3

Interim Consolidated Statements of Operations for the three and Six months ended November 30, 2005 and 2004 and for the Period July 27, 1994 (Date of Inception) to November 30, 2005	4

Interim Consolidated Statements of Cash Flows for the six months ended November 30, 2005 and 2004 and for the Period July 27, 1994 (Date of Inception) to November 30, 2005	5-6

Interim Consolidated Statements of Stockholders' Equity (Deficiency) for the period July 27, 1994 (Date of Inception) to November 30, 2005	7-8

Schedule Of Mineral Property Costs	9-10

Notes to the Interim Consolidated Financial Statements	11-13

Item 2. Management's Discussion and Analysis or Plan of Operation	14

Item 3. Controls and Procedures	19

Part II - OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 2. Unregistered Sales of Equity Securities and Use of proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	20

Item 6. Exhibits	20

Signatures	21

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
November 30, 2005 and May 31, 2005
(Unaudited)

	November 30,	May 31,
Stated in U.S. dollars	2005	2005

ASSETS
Current Assets
Cash and cash equivalents - Note 4	$603,100	$913,343
Other receivable	21,406	13,094
Prepaid expenses	6,160	28,093
Advance to joint venture partner - Note 3	123,860	-
Total current assets	754,526	954,530

Equipment	3,187	4,091

Total Assets	$757,713	$958,621

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and other accrued liabilities	$51,635	$45,727

Stockholders' Equity
Common Stock : $0.001 Par Value
Authorized : 500,000,000
Issued and Outstanding : 40,277,500 (May 31, 2005: 40,277,500)	40,278	40,278
Additional Paid In Capital	2,190,611	2,190,611
Warrants	40,110	40,110
Accumulated Other Comprehensive Loss	(583)	(583)
Deficit accumulated during the exploration stage	(1,564,338)	(1,357,522)
Total Stockholders' Equity	706,078	912,894

Total Liabilities and Stockholders' Equity	$757,713	$958,621

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended November 30, 2005 and 2004 and for the period from July 27, 1994 (date of inception) to November 30, 2005
(Unaudited)

					July 27, 1994
					(Date of
	Three months ended		Six months ended		Inception)
	November 30,		November 30,		to November 30,
Stated in U.S. dollars	2005	2004	2005	2004	2005

Revenue
Interest income	$991	$4,344	$1,710	$5,829	$13,592

Expenses
Accounting, audit and legal fees	$14,033	$37,827	$33,713	$42,062	$159,099
Bank charges	44	151	143	286	915
Consulting fees - Note 4	30,935	67,522	63,209	91,375	266,384
Depreciation	452	293	904	585	2,238
Filing fees and transfer agent	506	1,364	3,183	3,862	27,299
Foreign exchange loss (gain)	(6,151)	(453)	(6,274)	669	(2,704)
General and administrative - Note 4	3,132	5,742	6,172	8,424	26,125
Mineral property costs - Schedule A - Note 4	42,118	54,444	82,160	294,944	568,731
Printing and mailing	-	10,279	-	12,458	15,360
Shareholder information and investor relations	9,948	-	19,895	-	58,042
Stock-based compensation	-	-	-	-	368,641
Travel and entertainment	2,033	16,454	5,421	18,953	87,800
	(97,050)	(193,623)	(208,526)	(473,618)	(1,577,930)

Net loss for the period	$(96,059)	$(189,279)	$(206,816)	$(467,789)	$(1,564,338)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares
outstanding	40,277,500	40,139,269	40,277,500	39,980,658

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended November 30, 2005 and 2004 and
for the period from July 27, 1994 (date of inception) to November 30, 2005
(Unaudited)

			July 27, 1994
			(Date of
	Six months ended		Inception)
	November 30,		to November 30,
Stated in U.S. dollars	2005	2004	2005
Cash flows from operating activities
Net loss for the period	$(206,816)	$(467,789)	$(1,564,338)
Adjustments to reconcile net loss to net cash
provided by (Used in) operating activities
Stock compensation expenses	-	-	368,641
Depreciation	904	585	2,238
Permit and engineering studies	-	150,000	150,000
Shareholder information and investor relations	-	-	20,447
Translation adjustment	-	-	(106)
Changes in non-cash working capital items
related to operations
Other receivable	(8,312)	628	(21,406)
Prepaid expenses	21,933	(145)	15,393
Accounts payable and accrued liabilities	5,908	(55,938)	51,635
Net cash used in operating activities	(186,383)	(372,659)	(977,496)

Cash flows from investing activities
Advance on investment	-	-	(150,000)
Advance to joint venture partner	(123,860)	-	(123,860)
Additions to equipment	-	(3,508)	(5,425)
Net cash flows used in investing activities	(123,860)	(3,508)	(279,285)

Cash flows from financing activities
Common stock	-	975,000	1,858,000
Amounts contributed by director	-	-	1,881
Net cash flows provided by financing activities	-	975,000	1,859,881

…/cont’d

Net increase (decrease) in cash and cash equivalents	(310,243)	598,833	603,100
Cash and cash equivalents - beginning of period	913,343	634,207	-
Cash and cash equivalents - end of period	$603,100	$1,233,040	$603,100

Cash and cash equivalents consist of:
Cash	$328,328	$87,000	$328,328
Term deposits	274,772	1,146,040	274,772
	$603,100	$1,233,040	$603,100
Supplemental Information :
Cash paid for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash Transactions :
Issuance of shares for commission paid to broker
for private placement	$-	$50,750	$50,750
Issuance of shares for services rendered	$-	$-	$42,000

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the period from July 27, 1994 (date of inception) to November 30, 2005
(Unaudited)

						Deficit
					Accumulated	Accumulated
		Stock	Additional		Other	During The
	Common	Amount At	Paid In		Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Warrants	Loss	Stage	Total

Balance, July 27, 1994 (Date of inception)	-	$-	$-	$-	$-	$-	$-
Common stock	1	1	-	-	-	-	1
Amount contributed by director	-	-	1,881	-	-	-	1,881
Net loss for the periods	-	-	-	-	-	(7,902)	(7,902)

Balance, May 31, 2001	1	$1	$1,881	$-	$-	$(7,902)	$(6,020)
Net loss of the year	-	-	-	-	-	(1,860)	(1,860)

Balance, May 31, 2002	1	$1	$1,881	$-	$-	$(9,762)	$(7,880)
Net loss of the year	-	-	-	-	-	(1,360)	(1,360)

Balance, May 31, 2003	1	$1	$1,881	$-	$-	$(11,122)	$(9,240)
Reverse acquisition	(1)	(1)	(1,881)	-	-	-	(1,882)
Issuance of common shares for reverse acquisition	25,000,000	25,000	(23,119)	-	-	-	1,881
Outstanding common shares of Company prior to
acquisition	11,360,000	11,360	(10,883)	-	(583)	-	(106)
Issuance of shares for cash pursuant to a private
placement - at $0.50	1,766,000	1,766	881,234	-	-	-	883,000
Stock-based compensation	-	-	368,641	-	-	-	368,641
Net loss of the year	-	-	-	-	-	(527,446)	(527,446)

…/cont’d

Balance, May 31, 2004	38,126,000	$38,126	$1,215,873	$-		$(583)	$(538,568)	$714,848
Issuance of shares for cash pursuant to a private
placement - at $0.50	1,950,000	1,950	973,050	-			-	975,000
Issuance of shares for finder's fee of
private placement	101,500	102	50,648	-			-	50,750
Finders' fees	-	-	(50,750)					(50,750)
Fair value of share purchase warrants (finders' fees)	-	-	(40,110)	40,110			-	-
Issuance of shares for services rendered	100,000	100	41,900 -				-	42,000
Net loss of the year	-	-	-	-			(818,954)	(818,954)

Balance, May 31, 2005	40,277,500	$40,278	$2,190,611	$40,110		$(583)	$(1,357,522)	$912,894

Net loss for the six months ended November 30, 2005	-	$-	$-	$-	$		$(206,816)	$(206,816)

Balance, November 30, 2005	40,277,500	$40,278	$2,190,611	$40,110		$(583)	$(1,564,338)	$706,078

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
SCHEDULE A : MINERAL PROPERTY COSTS
For the quarter ended November 30, 2005 and 2004 and
for the period from July 27, 1994 (date of inception) to November 30, 2005
(Unaudited)

	Jiajika	Lushi	DHLT	DX	DXC
	Spodumene	Spodumene	Spodumene	Polymetallic	Salt Lake
	Property	Property	Property	Property	Property	Total

Three months ended November 30, 2005
Administrative	384	-	-	-	734	1,118
Consulting fees	1,534	749	-	-	15,815	18,098
Feasibility study	-	-	-	-	14,876	14,876
Exploration costs	-	-	-	-	-	-
Permit costs	-	-	-	-	-	-
Legal fees	-	-	-	-	623	623
Travel	335	-	-	-	7,068	7,403
Balance, November 30, 2005	$2,253	$749	$-	$-	$39,116	$42,118

Three months ended November 30, 2004
Administrative	1,889	183				2,072
Consulting fees	8,271	6,203				14,474
Travel	5,610	-				5,610
Feasibility study	25,597	6,691				32,288
Permit costs	-					-
Balance, November 30, 2004	$41,367	$13,077	$-	$-	$-	$54,444

Six months ended November 30, 2005
Administrative	2,689		50	578	837	4,154
Consulting fees	9,985	749		9,688	18,792	39,214
Feasibility study					14,876	14,876
Exploration costs						-
Permit costs						-
Legal fees			247		623	870
Travel	6,421		7,205	2,046	7,374	23,046
Balance, November 30, 2005	$19,095	$749	$7,502	$12,312	$42,502	$82,160

Six months ended November 30, 2004
Administrative	2,505	709				3,214
Consulting fees	15,928	11,946				27,874
Travel	5,976	8,071				14,047
Feasibility study	80,796	19,013				99,809
Permit costs	150,000					150,000
Balance, November 30, 2004	$255,205	$39,739	$-	$-	$-	$294,944

From Date of Inception (July 27, 1994) to November 30, 2005
Balance, May 31, 2003	$-	$-	$-	$-	$-	$-
Administrative	471	276	-	-	-	747
Consulting fees	9,263	3,027	-	-	-	12,290
Travel	2,763	1,953	-	-	-	4,716
Balance, May 31, 2004	12,497	5,256	-	-	-	17,753
Administrative	6,598	1,357	186	843	-	8,984
Consulting fees	33,799	18,925	-	6,552	-	59,276
Feasibility study	157,769	35,969	-	-	-	193,738
Exploration costs	-	-	-	30,266	-	30,266
Permit costs	150,000	-	-	-	-	150,000
Travel	15,085	9,163	521	1,785	-	26,554
Balance, May 31, 2005	375,748	70,670	707	39,446	-	486,571
Administrative	2,689		50	578	837	4,154
Consulting fees	9,985	749		9,688	18,792	39,214
Feasibility study					14,876	14,876
Exploration costs						-
Permit costs						-
Legal fees			247		623	870
Travel	6,421		7,205	2,046	7,374	23,046
Balance, November 30, 2005	$394,843	$71,419	$8,209	$51,758	$42,502	$568,731

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting and Continuance of Operations

While the information presented in the accompanying interim six month consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, result of operations and cash flows for the interim periods presented. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company’s May 31, 2005 annual financial statements.

Operating results for the quarter ended November 30, 2005 are not necessarily indicative of the results that can be expected for the year ending May 31, 2006.

The interim financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At November 30, 2005, the Company has yet to achieve profitable operations and has accumulated losses of $1,564,338 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. Realization values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common shares. The Company may also seek to obtain short-term loans from the directors of the company. There are no current arrangements in place for equity funding or short-term loans.

Note 2	Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Micro Express Holdings Inc., Micro Express Ltd., Huyana Ventures Limited., Makaelo Holdings Inc. and Makaelo Limited. All inter-company transactions and account balances have been eliminated.

Note 3	Mineral Properties

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

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005
(Stated in US Dollars)
(Unaudited)

Note 3	Mineral Properties (continued)

Pursuant to the Agreement, the parties have agreed to set up a Cooperative Company, Tibet Saline Lake Mining High-Science & Technology Co. Ltd. (the “Cooperative”) to develop the DXC Salt Lake. The objective of the Cooperative is to use the funds provided by the Company and the skills and technology provided by Mianping to produce lithium carbonate (Li2CO3) and borate from brine. The Company, through Micro, will own 65% and Mianping will own 35% of the Cooperative. It is anticipated that the total investment in the Cooperative will be approximately RMB240 million (approximately $30 million).

As of November 30, 2005, the Company has advanced RMB1 million ($123,860) to the joint venture partner as project deposit which will be used as part of the transfer fee for the mining permit. The Company also incurred $42,502 in mineral property costs.

Note 4	Related Party Transactions

The Company was charged consulting fees during the three and six months ended November 30, 2005 in the amount of $30,710 (2004: $30,023) and $61,138 (2004: $38,402), respectively, by two companies separately controlled by two directors of the Company.

The Company was charged rental fees included in General and Administrative during the three and six months ended November 30, 2005 totalling $2,472 (2004: $1,701) and $4,924 (2004: $2,268), respectively, by a company controlled by a director of the Company.

The Company was charged Mineral property costs – consulting during the three and six months ended November 30, 2005 in the amount of $10,732 (2004: $9,358) and $21,153 (2004: $17,643), respectively, by a company controlled by a director of the Company.

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

Cash and cash equivalents at November 30, 2005 include $498,657 (May 31, 2005: $NIL) held in trust by a director of the Company.

Note 5	Capital Stock

Commitments:

a)	Capital Stock

The Company has arranged a private placement of up to 5,000,000 units at $0.50 per unit for total proceeds of $2,500,000. Each unit consists of one common share and one share purchase warrant entitling the holder the right to purchase one common share at $0.75 per share, expiring on February 16, 2006. Upon exercise of the share purchase warrant, an additional share purchase warrant will be granted at $1.00 per share, expiring February 16, 2007. As at November 30, 2005, the Company has received total subscriptions of $1,858,000 for 3,716,000 units. Finder's fee of 101,500 units with the aforementioned terms was issued.

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005
(Stated in US Dollars)
(Unaudited)

Note 5	Capital Stock (continued)

b)	Stock Options

During the six months ended November 30, 2005, no stock options were granted, exercised or cancelled.

As at November 30, 2005, there were 3,636,000 stock options outstanding exercisable at $0.50 per share, expiring on February 3, 2009.

c)	Share Purchase Warrants

During the six months period ended November 30, 2005, there were no warrants issued, exercised or cancelled.

As at November 30, 2005, the Company has a total of 3,817,500 share purchase warrants outstanding. Each warrant entitles the holder thereof the right to purchase one common share at $0.75 per share expiring on February 16, 2006. Upon exercising of the warrant, an additional share purchase warrant will be granted at $1.00 per share expiring on February 16, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Safe Harbor Statement under the United States Private Securities Litigation Reform Act of 1995: Except for the statements of historical fact contained herein, the information constitutes "forward-looking statements" within the meaning of the Private Securities Litigation reform Act of 1995. Such forward looking statements, including but not limited to those with respect to the price of lithium, lithium carbonate, other metals and chemicals, the timing and amount of estimated production, costs of production, reserve determination and reserve conversion rates, involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, risks relating to the integration of the acquisition, risks that the company may not be able to raise the necessary capital, risks relating to international operations, risks relating to joint venture operations, the actual results of current exploration activities, the actual results of current reclamation activities, conclusions of economic evaluations, changes in project parameters as plans continue to be refined, future prices of lithium, beryllium, niobium, tantalum, and other metals, as well as those factors affecting the mineral industry. Although the Company has attempted to identify important factors that could cause actual results to differ materially, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that such statements will prove to be accurate as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements.

INTRODUCTION

The information presented here should be read in conjunction with Sterling Group Ventures, Inc.'s (the "Company") financial statements and other information included in this Form 10-QSB. The Company has presented its quarterly financial statements, which should be read in conjunction with its annual financial statements and the notes thereto for the fiscal year ended May 31, 2005.

As used in this quarterly report, the terms "we", "us", "our", "our company", "Company" and “Sterling” mean Sterling Group Ventures, Inc. and its subsidiaries , unless otherwise indicated.

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

Micro is a party to an agreement with Sichuan Province Mining Ltd, which is 40% held by the Bureau of Sichuan Geology and Resources of Sichuan Government. Under the terms of the agreement, Micro has the right to acquire at least 75% of the shares of a co-operative joint-venture company which will hold the necessary mining licenses. The business of the joint-venture company is to develop the Jiajika spodumene property for the extraction of lithium, lithium salts, and other minerals. The total investment required is estimated at 88.51 million Chinese Yuan. The initial registered capital is 56 million Chinese Yuan (US$6.8 million). Sichuan Province Mining Ltd. will contribute 14 million Chinese Yuan (about US$1.7 million) including the mining permits and previous works to hold 25% of the JV company. Micro will contribute 42 million Chinese Yuan (about US$5.1 million) to hold 75% of the JV company. An initial contribution of $150,000 has been made by the Company as part of the contribution to obtain the mining permit pursuant to the contract signed between our Chinese partner and Sichuan Bureau of Land and Resource.

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

On April 5, 2005, the Company through Micro, signed a joint venture contract with Sichuan Province Mining Ltd. for the establishment of Jihai Lithium Ltd. and the development of the Jiajika lithium deposit. Pursuant to the Contract, the project will be developed in two (2) stages.

On May 21, 2005, the Company through its wholly-owned subsidiary, Huyana Ventures Limited (“Huyana”), signed a letter of intent with Xinjiang Hetian Xinlong Mining Co. Ltd. for the development of Dahongliutan (DHLT) spodumene deposit. Pursuant to the LOI, the parties have agreed to set up a Joint Venture Company in Hetian City of Xinjiang Province, China to share the benefits, risks and losses of the project.

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

On September 16, 2005, the Company through its wholly owned subsidiary, Micro Express Holdings Inc. (“Micro”), signed an agreement with Beijing Mianping Salt Lake Research Institute (“Mianping”) for the development of Dangxiongcuo salt lake property (“DXC Salt Lake Project”) in Nima county of Naqu district in Tibet, China. The Agreement follows a Letter of Intent signed between the parties on July 11, 2005.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended May 31, 2005; and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the three and six months ended November 30, 2005, as compared to the three and six months ended November 30, 2004.

The Company had interest income of $991 for the quarter ended November 30, 2005 as compared to $4,344 for the quarter ended November 30, 2004. For the six months ended November 30, 2005 the Company had interest income of $1,710 as compared to $5,829 for the six months ended November 30, 2004.

The operating loss decreased to $96,059 for the quarter ended November 30, 2005, as compared to $189,279 for the quarter ended November 30, 2004, while the operating loss for six months ended November 30, 2005 was $206,816 as compared to $467,789 for the six months ended November 30, 2004.

For the three months ended November 30, 2005 relative to the same period in 2004, consulting services decreased by $36,587, while consulting services decreased by $28,166 for the six months ended November 30, 2005 relative to the same period in 2004.

Accounting, audit and legal fees decreased by $23,794 for the three months ended November 30, 2005 when compared to the same period in 2004. Accounting, audit and legal fees decreased by $ 8,349 for the six months ended November 30, 2005 when compared to the same period in 2004.

Mineral property costs decreased by $12,326 for the three months ended November 30, 2005 when compared to the same period in 2004. Mineral property costs decreased by $212,784 for the six months ended November 30, 2005 when compared to the same period in 2004.

Travel expenses decreased by $14,421 for the three months ended November 30, 2005 when compared to the same period in 2004. Travel expenses decreased by $13,532 for the six months ended November 30, 2005 when compared to the same period in 2004.

The Company expects the trend of losses to continue at an increasing rate until we can achieve commercial production on some of the mineral properties, of which there can be no assurance.

LIQUIDITY AND WORKING CAPITAL

As of November 30, 2005, the Company had total current assets of $ 754,526 and total liabilities of $51,635. The Company has a working capital surplus of $ 702,891 as a result of proceeds of $1,858,000 from a private placement commenced in February 2004.

Stock Options

During the three months ended November 30, 2005, no stock options were granted, exercised or cancelled.

As of November 30, 2005, there were 3,636,000 stock options outstanding exercisable at $0.50 per share, expiring on February 3, 2009.

Share Purchase Warrants

During the three months period ended November 30, 2005, there were no warrants issued, exercised or cancelled.

As of November 30, 2005, the Company has a total of 3,817,500 share purchase warrants outstanding. Each warrant entitles the holder thereof the right to purchase one common share at $0.75 per share expiring on February 16, 2006. Upon exercising of the warrant, an additional share purchase warrant will be granted at $1.00 per share expiring on February 16, 2007.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol SGGV. As of January 2, 2006, there were approximately 40,277,500 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

Due to the negative results of due diligence for Dahongliutan (DHLT) project in Xinjiang Province of China, the Company decided not to proceed with this project.

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

As at November 30, 2005, the Company has received total subscriptions of $1,858,000 for 3,716,000 units. Finder's fee of 101,500 units with the aforementioned terms was issued.

Stock Options

During the three months ended November 30, 2005, no stock options were granted, exercised or cancelled.

As of November 30, 2005, there were 3,636,000 stock options outstanding exercisable at $0.50 per share, expiring on February 3, 2009.

Share Purchase Warrants

During the three months period ended November 30, 2005, there were no warrants issued, exercised or cancelled.

As of November 30, 2005, the Company has a total of 3,817,500 share purchase warrants outstanding. Each warrant entitles the holder thereof the right to purchase one common share at $0.75 per share expiring on February 16, 2006. Upon exercising of the warrant, an additional share purchase warrant will be granted at $1.00 per share expiring on February 16, 2007.

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

Date: January 12, 2006
STERLING GROUP VENTURES, INC.
/s/ Richard Shao
Richard (Xuxin) Shao, President