Form 10QSB
period 2006-02-28
STERLING GROUP VENTURES INC
filed 2006-04-11
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Act Of 1934

For the quarterly period ended February 28, 2006

Commission file number: 000-51775

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

Common Stock, $0.001 par value	40,277,500
(Class)	(Outstanding as of April 3, 2006)

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

STERLING GROUP VENTURES, INC.
FORM 10-QSB
INDEX

Page

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	3

Interim Consolidated Balance Sheets of Sterling Group Ventures, Inc. at February 28, 2006 and May 31, 2005	3

Interim Consolidated Statements of Operations for the three and nine months ended February 28, 2006 and 2005 and for the Period July 27, 1994 (Date of Inception) to February 28, 2006	4

Interim Consolidated Statements of Cash Flows for the nine months ended February 28, 2006 and 2005 and for the Period July 27, 1994 (Date of Inception) to February 28, 2006	5-6

Interim Consolidated Statements of Stockholders' Equity for the period July 27, 1994 (Date of Inception) to February 28, 2006	7-8

Schedule Of Mineral Property Costs	9-10

Notes to the Interim Consolidated Financial Statements	11-13

Item 2. Management's Discussion and Analysis or Plan of Operation	14

Item 3. Controls and Procedures	19

Part II - OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 2. Unregistered Sales of Equity Securities and Use of proceeds	20

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits	21

Signatures	21

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
February 28, 2006 and May 31, 2005
(Unaudited)

	February 28,	May 31,
Stated in U.S. dollars	2006	2005

ASSETS
Current Assets
Cash and cash equivalents - Note 4	$467,452	$913,343
Other receivable	10,860	13,094
Prepaid expenses	4,129	28,093
Advance to joint venture partner - Note 3	124,430	-
Total current assets	606,871	954,530

Equipment	2,735	4,091

Total Assets	$609,606	$958,621

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and other accrued liabilities – Note 4	$55,338	$45,727

Stockholders' Equity
Common Stock : $0.001 Par Value
Authorized : 500,000,000
Issued and Outstanding: 40,277,500 (May 31, 2005: 40,277,500)	40,278	40,278
Additional Paid In Capital	2,190,611	2,190,611
Warrants	40,110	40,110
Accumulated Other Comprehensive Loss	(583)	(583)
Deficit accumulated during the exploration stage	(1,716,148)	(1,357,522)
Total Stockholders' Equity	554,268	912,894

Total Liabilities and Stockholders' Equity	$609,606	$958,621

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended February 28, 2006 and 2005 and for the period from July 27, 1994 (date of inception) to February 28, 2006
(Unaudited)

					July 27, 1994
					(Date of
	Three months ended		Nine months ended		inception)
	February 28,		February 28,		to February 28,
Stated in U.S. dollars	2006	2005	2006	2005	2006
Revenue
Interest income	1,381	$4,600	$3,091	$10,429	$14,973

Expenses
Accounting, audit and legal fees	$7,941	$14,515	$41,654	$56,577	$167,040
Bank charges	13	104	156	390	928
Consulting fees - Note 4	31,124	42,757	94,333	134,132	297,508
Depreciation	452	387	1,356	972	2,690
Filing fees and transfer agent	378	379	3,561	4,241	27,677
Foreign exchange loss (gain)	883	1,005	(5,391)	1,674	(1,821)
General and administrative - Note 4	3,386	3,006	9,558	11,430	29,511
Mineral property costs - Schedule A - Note 4	91,837	108,101	173,997	403,045	660,568
Printing and mailing	1,524	1,721	1,524	4,979	16,884
Shareholder information and investor relations	1,658	19,000	21,553	28,200	59,700
Stock-based compensation	-	-	-	-	368,641
Travel and entertainment	13,995	4,217	19,416	23,170	101,795

	(153,191)	(195,192)	(361,717)	(668,810)	(1,731,121)

Net loss for the period	$(151,810)	$(190,592)	$(358,626)	$(658,381)	$(1,716,148)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.02)
Weighted average number of shares
outstanding	40,277,500	40,258,611	40,277,500	40,072,291

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended February 28, 2006 and 2005 and
for the period from July 27, 1994 (date of inception) to February 28, 2006
(Unaudited)

				July 27, 1994
				(Date of
	Nine months ended			inception)
	February 28,			to February 28,
Stated in U.S. dollars	2006		2005	2006
Cash flows from operating activities
Net loss for the period	$(358,626	) $	(658,381)	$(1,716,148)
Adjustments to reconcile net loss to net cash
provided by (Used in) operating activities
Stock compensation expenses	-		-	368,641
Depreciation	1,356		972	2,690
Permit and engineering studies	-		150,000	150,000
Shareholder information and investor relations	-		10,500	20,447
Translation adjustment	-		-	(106)
Changes in non-cash working capital items
related to operations
Other receivable	2,234		(2,836)	(10,860)
Prepaid expenses	23,964		(3,016)	17,424
Accounts payable and accrued liabilities	9,611		(49,042)	55,338
Net cash used in operating activities	(321,461)		(551,803)	(1,112,574)

Cash flows from investing activities
Advance on investment	-		-	(150,000)
Advance to joint venture partner	(124,430)		-	(124,430)
Additions to equipment	-		(4,646)	(5,425)
Net cash flows used in investing activities	(124,430)		(4,646)	(279,855)

Cash flows from financing activities
Common stock	-		975,000	1,858,000
Amounts contributed by director	-		-	1,881
Net cash flows provided by financing activities	-		975,000	1,859,881

…/cont’d

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended February 28, 2006 and 2005 and
for the period from July 27, 1994 (date of inception) to February 28, 2006
(Unaudited)

			July 27, 1994
			(Date of
	Nine months ended		inception)
	February 28,		to February 28,
	2006	2005	2006

Net increase (decrease) in cash and cash equivalents	(445,891)	418,551	467,452
Cash and cash equivalents - beginning of period	913,343	634,207	-
Cash and cash equivalents - end of period	$467,452	$1,052,758	467,452

Cash and cash equivalents consist of:
Cash	$392,566	$71,972	392,566
Term deposits	74,886	980,786	74,886
	$467,452	$1,052,758	$467,452
Supplemental Information :
Cash paid for :
Interest	$-	$-	$-
Income taxes	-	-	-
Non-cash Transactions :
Issuance of shares for commission paid to broker
for private placement	$-	$50,750	$50,750
Issuance of shares for services rendered	-	42,000	42,000

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the period from July 27, 1994 (date of inception) to February 28, 2006
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

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the period from July 27, 1994 (date of inception) to February 28, 2006
(Unaudited)

						Deficit
					Accumulated	Accumulated
		Stock	Additional		Other	During The
	Common	Amount At	Paid In		Comprehensive	Exploration
	Shares	Par Value	Capital	Warrants	Loss	Stage	Total

Balance, May 31, 2004	38,126,000	$38,126	$1,215,873	$-	$(583)	$(538,568)	$714,848
Issuance of shares for cash pursuant to a private
placement - at $0.50	1,950,000	1,950	973,050	-	-	-	975,000
Issuance of shares for finder's fee of
private placement	101,500	102	50,648	-	-	-	50,750
Finders' fees	-	-	(50,750)				(50,750)
Fair value of share purchase warrants (finders' fees)	-	-	(40,110)	40,110	-	-	-
Issuance of shares for services rendered	100,000	100	41,900	-	-	-	42,000
Net loss of the year	-	-	-	-	-	(818,954)	(818,954)

Balance, May 31, 2005	40,277,500	$40,278	$2,190,611	$40,110	$(583)	$(1,357,522)	$912,894

Net loss for the nine months ended February 28, 2006	-	-	-	-	-	(358,626)	(358,626)

Balance, February 28, 2006	40,277,500	$40,278	$2,190,611	$40,110	$(583)	$(1,716,148)	$554,268

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
SCHEDULE A : MINERAL PROPERTY COSTS
For the nine months ended February 28, 2006 and 2005 and
for the period from July 27, 1994 (date of inception) to February 28, 2006
(Unaudited)

	Jiajika	Lushi	DHLT	DX	DXC
	Spodumene	Spodumene	Spodumene	Polymetallic	Salt Lake
Stated in U.S. Dollars	Property	Property	Property	Property	Property	Total

Three months ended February 28, 2006
Administrative	-	-	-	-	2,700	2,700
Consulting fees	1,563	745	-	-	13,253	15,561
Feasibility study	-	-	-	-	14,204	14,204
Engineering studies	-	-	-	-	38,391	38,391
Wages and benefits	-	-	-	-	15,738	15,738
Travel	-	-	-	-	5,243	5,243
Balance, February 28, 2006	$1,563	$745	$-	$-	$89,529	$91,837

Three months ended February 28, 2005
Administrative	1,577	648	-	-	-	2,225
Consulting fees	9,135	6,980	-	-	-	16,115
Travel	3,626	1,092	-	-	-	4,718
Feasibility study	68,087	16,956	-	-	-	85,043
Balance, February 28, 2005	$82,425	$25,676	$-	$-	$-	$108,101

Nine months ended February 28, 2006
Administrative	2,689	-	50	578	3,537	6,854
Consulting fees	11,548	1,494	-	9,688	32,045	54,775
Feasibility study	-	-	-	-	29,080	29,080
Engineering studies	-	-	-	-	38,391	38,391
Wages and benefits	-	-	-	-	15,738	15,738
Legal fees	-	-	247	-	623	870
Travel	6,421	-	7,205	2,046	12,617	28,289
Balance, February 28, 2006	$20,658	$1,494	$7,502	$12,312	$132,031	$173,997

Nine months ended February 28, 2005
Administrative	4,082	1,357	-	-	-	5,439
Consulting fees	25,063	18,926	-	-	-	43,989
Travel	9,602	9,163	-	-	-	18,765
Feasibility study	148,883	35,969	-	-	-	184,852
Permit costs	150,000	-	-	-	-	150,000
Balance, February 28, 2005	$337,630	$65,415	$-	$-	$-	$403,045

…/cont’d

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
SCHEDULE A : MINERAL PROPERTY COSTS
For the nine months ended February 28, 2006 and 2005 and
for the period from July 27, 1994 (date of inception) to February 28, 2006
(Unaudited)

	Jiajika	Lushi	DHLT	DX	DXC
	Spodumene	Spodumene	Spodumene	Polymetallic	Salt Lake
	Property	Property	Property	Property	Property	Total

From Date of Inception (July 27, 1994) to February 28, 2006
Balance, May 31, 2003	$-	$-	$-	$-	$-	$-
Administrative	471	276	-	-	-	747
Consulting fees	9,263	3,027	-	-	-	12,290
Travel	2,763	1,953	-	-	-	4,716
Balance, May 31, 2004	12,497	5,256	-	-	-	17,753
Administrative	6,598	1,357	186	843	-	8,984
Consulting fees	33,799	18,925	-	6,552	-	59,276
Feasibility study	157,769	35,969	-	-	-	193,738
Exploration costs	-	-	-	30,266	-	30,266
Permit costs	150,000	-	-	-	-	150,000
Travel	15,085	9,163	521	1,785	-	26,554
Balance, May 31, 2005	375,748	70,670	707	39,446	-	486,571
Administrative	2,689	-	50	578	3,537	6,854
Consulting fees	11,548	1,494	-	9,688	32,045	54,775
Feasibility study	-	-	-	-	29,080	29,080
Engineering studies	-	-	-	-	38,391	38,391
Wages and benefits	-	-	-	-	15,738	15,738
Legal fees	-	-	247	-	623	870
Travel	6,421	-	7,205	2,046	12,617	28,289
Balance, February 28, 2006	$396,406	$72,164	$8,209	$51,758	$132,031	$660,568

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2006
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting and Continuance of Operations

While the information presented in the accompanying interim nine month consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, result of operations and cash flows for the interim periods presented. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the Company’s May 31, 2005 annual financial statements.

Operating results for the quarter ended February 28, 2006 are not necessarily indicative of the results that can be expected for the year ending May 31, 2006.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At February 28, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $1,716,148 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
February 28, 2006
(Stated in US Dollars)
(Unaudited)

Note 3	Mineral Properties – (cont’d)

Dangxiongcuo Salt Lake Project – (cont’d)

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

As of February 28, 2006, the Company has advanced RMB1 million ($124,430) to the joint venture partner as project deposit which will be used as part of the transfer fee for the mining permit. The Company also incurred $132,031 in mineral property costs.

Jiajika Spodumene Project

The Company, through Micro Express Ltd. (“MEL”), and the Chinese partner, Sichuan Province Mining Ltd. (“SPM”) started the co-operation on the Sichuan Ganzi Jiajika Spodumene project since 2003. Due to the change of the external conditions, both parties have agreed on March 3, 2006 to terminate the co-operation and SPM will pay back RMB2,480,000 ($308,586) incurred by MEL on the project. SPM shall pay RMB1.2 million ($149,316) and RMB1.28 million ($159,270) before April 15, 2006 and March 30, 2007, respectively. If SPM does not pay the RMB1.28 million, the amount will be converted into an interest in the Jiajika project based on the percentage of MEL’s investment as to the total investment in the Jiajika project,

Note 4	Related Party Transactions

The Company was charged consulting fees during the three and nine months ended February 28, 2006 in the amount of $30,902 (2005: $30,257) and $92,039 (2005: $68,660), respectively, by two companies separately controlled by two directors of the Company.

The Company was charged rental fees included in General and Administrative during the three and nine months ended February 28, 2006 totalling $2,517 (2005: $2,452) and $7,442 (2005: $4,720), respectively, by a company controlled by a director of the Company.

The Company was charged mineral property costs - consulting during the three and nine months ended February 28, 2006 in the amount of $10,943 (2005: $10,231) and $32,096 (2005: $27,874), respectively, by a company controlled by a director of the Company.

These charges were measured by the exchange amount which is the amount agreed upon by the transacting parties.

Cash and cash equivalents at February 28, 2006 include $372,734 (May 31, 2005: $NIL) held in trust by a director of the Company.

Included in accounts payable is $20,355 (2005: $8,909) which is due to the companies controlled by the directors of the Company for their services provided.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
February 28, 2006
(Stated in US Dollars)
(Unaudited)

Note 5	Capital Stock

Commitments:

a)	Capital Stock

The Company has arranged a private placement of up to 5,000,000 units at $0.50 per unit for total proceeds of $2,500,000. Each unit consists of one common share and one share purchase warrant entitling the holder the right to purchase one common share at $0.75 per share, expiring on February 16, 2006 (see Note 5(c)). Upon exercise of the share purchase warrant, an additional share purchase warrant will be granted at $1.00 per share, expiring February 16, 2007. As at February 28, 2006, the Company has received total subscriptions of $1,858,000 for 3,716,000 units. Finder's fee of 101,500 units with the aforementioned terms was issued.

b)	Stock Options

During the nine months ended February 28, 2006, no stock options were granted, exercised or cancelled.

As at February 28, 2006, there were 3,636,000 stock options outstanding exercisable at $0.50 per share, expiring on February 3, 2009.

c)	Share Purchase Warrants

During the nine months period ended February 28, 2006, there were no warrants issued, exercised or cancelled.

On February 14, 2006, the Company has reduced the exercise price of the 3,817,500 Series “A” Share Purchase Warrants from $0.75 to $0.50 each and extended the terms of Series “A” Share Purchase Warrants for two years to the earlier of:

(a) February 16, 2008; and
(b) The 90th day after the day on which the weighted average trading price of the Company’s shares exceed $0.85 per share for 30 consecutive trading days.

Upon exercise of the Series “A” Share Purchase Warrant at $0.50 each, the holder will receive one Common Share of the Company and a Series “B” Share Purchase Warrant exercisable at $1.00 expiring one year after the occurrence of either (a) or (b) as described above.

As at February 28, 2006, the Company has a total of 3,817,500 Series “A” Share Purchase Warrants outstanding.

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

On September 16, 2005, the Company through its wholly owned subsidiary, Micro Express Holdings Inc. (“MEH”), signed an agreement with Beijing Mianping Salt Lake Research Institute (“Mianping”) for the development of Dangxiongcuo salt lake property (“DXC Salt Lake Project”) in Nima county of Naqu district in Tibet, China. The Agreement follows a Letter of Intent signed between the parties on July 11, 2005.

On March 3, 2006, Sterling Group Ventures, Inc. (“Sterling ”), through its wholly owned subsidiary, Micro Express Ltd. (“Micro”), signed an agreement (the “Agreement”) with Sichuan Province Mining Ltd. (“SPM”) regarding early investment of Micro to Sichuan Jiajika Spodumene project.

Pursuant to the Agreement, the parties have confirmed that Micro’s early investment of 2.48 million Yuan (RMB) to Sichuan Ganzi Jiajika Spodumene project shall be paid back 1.2 million Yuan (RMB) before April 15, 2006 and 1.28 million Yuan (RMB) before March 30, 2007 to Micro by SPM. If SPM does not make the payment of 1.28 million to Micro before March 30, 2007, then 1.28 million yuan will be converted into Micro’s interest in Jiajika project of SPM as the formula of 1.28 million Yuan divided by registered capital contribution in Jiajia project by SPM, then multiply 100%. Either party shall not have any other liabilities to the other party and the Agreement shall replace all previous signed agreements, contracts and MOU between Micro and SPM.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended May 31, 2005; and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the three and nine months ended February 28, 2006, as compared to the three and nine months ended February 28, 2005.

The Company had interest income of $1,381 for the quarter ended February 28, 2006 as compared to $4,600 for the quarter ended February 28, 2005. For the nine months ended February 28, 2006 the Company had interest income of $3,091 as compared to $10,429 for the nine months ended February 28, 2005.

The operating loss decreased to $151,810 for the quarter ended February 28, 2006, as compared to $190,592 for the quarter ended February 28, 2005, while the operating loss for the nine months ended February 28, 2006 was $358,626 as compared to $658,381 for the nine months ended February 28, 2005.

For the three months ended February 28, 2006 relative to the same period in 2005, consulting services decreased by $11,633, while consulting services decreased by $39,799 for the nine months ended February 28, 2006 relative to the same period in 2005.

Accounting, audit and legal fees decreased by $6,574 for the three months ended February 28, 2006 when compared to the same period in 2005. Accounting, audit and legal fees decreased by $ 14,923 for the nine months ended February 28, 2006 when compared to the same period in 2005.

Mineral property costs decreased by $16,264 for the three months ended February 28, 2006 when compared to the same period in 2005. Mineral property costs decreased by $229,048 for the nine months ended February 28, 2006 when compared to the same period in 2005.

Travel expenses increased by $9,778 for the three months ended February 28, 2006 when compared to the same period in 2005. Travel expenses decreased by $3,754 for the nine months ended February 28, 2006 when compared to the same period in 2005.

The Company expects the trend of losses to continue at an increasing rate until we can achieve commercial production on some of the mineral properties, of which there can be no assurance.

LIQUIDITY AND WORKING CAPITAL

As of February 28, 2006, the Company had total current assets of $ 606,871 and total liabilities of $55,338. The Company has a working capital surplus of $ 551,533 as a result of proceeds of $1,858,000 from a private placement commenced in February 2004.

Stock Options

During the three months ended February 28, 2006, no stock options were granted, exercised or cancelled.

As of February 28, 2006, there were 3,636,000 stock options outstanding exercisable at $0.50 per share, expiring on February 3, 2009.

Share Purchase Warrants

During the three months period ended February 28, 2006, there were no warrants issued, exercised or cancelled.

On February 14, 2006, the Company has reduced the exercise price of the 3,817,500 Series “A” Share Purchase Warrants from $0.75 to $0.50 each and extended the terms of the Series “A” Share Purchase Warrants for two years to the earlier of:

(a) February 16, 2008; and

(b) The 90th day after the day on which the weighted average trading price of the Company’s shares exceed $0.85 per share for 30 consecutive trading days.

Upon exercise of the Series “A” Share Purchase Warrant at $0.50 each, the holder will receive one Common Share of the Company and a Series “B” Share Purchase Warrant exercisable at $1.00 expiring one year after the occurrence of either (a) or (b) as described above.

As at February 28, 2006, the Company has a total of 3,817,500 Series “A” Share Purchase Warrants outstanding.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol SGGV. As of April 3, 2006, there were approximately 40,277,500 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

OUTLOOK

The Company is under going feasibility studies for the development of DXC salt lake property in Tibet.

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

As of February 28, 2006, the Company has received total subscriptions of $1,858,000 for 3,716,000 units. Finder's fee of 101,500 units with the aforementioned terms was issued.

Stock Options

During the three months ended February 28, 2006, no stock options were granted, exercised or cancelled.

As of February 28, 2006, there were 3,636,000 stock options outstanding exercisable at $0.50 per share, expiring on February 3, 2009.

Share Purchase Warrants

During the three months period ended February 28, 2006, there were no warrants issued, exercised or cancelled.

On February 14, 2006, the Company has reduced the exercise price of the 3,817,500 Series “A” Share Purchase Warrants from $0.75 to $0.50 each and extended the terms of the Series “A” Share Purchase Warrants for two years to the earlier of:

(a) February 16, 2008; and

(b) The 90th day after the day on which the weighted average trading price of the Company’s shares exceed $0.85 per share for 30 consecutive trading days.

Upon exercise of the Series “A” Share Purchase Warrant at $0.50 each, the holder will receive one Common Share of the Company and a Series “B” Share Purchase Warrant exercisable at $1.00 expiring one year after the occurrence of either (a) or (b) as described above.

As at February 28, 2006, the Company has a total of 3,817,500 Series “A” Share Purchase Warrants outstanding.

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

Date: April 11, 2006
STERLING GROUP VENTURES, INC.
/s/ Richard Shao
Richard (Xuxin) Shao, President