Form 10KSB
period 2006-05-31
STERLING GROUP VENTURES INC
filed 2006-08-21
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended MAY 31, 2006

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

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
Common Stock, $0.001 par value
(Title of class)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form
10-KSB. [X]

The issuer's revenues for its most recent fiscal year ended May 31, 2006 were $4,193.

Aggregate market value of the voting and non-voting share of Common Stock held by non-affiliates was approximately $4,195,500 based on the closing trading price for the common equity as of July 26, 2006 (at $0.20 per share closing price).

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ]   No [X]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: 40,277,500 common shares issued and outstanding as of July 26, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

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

Business Development During Last Three Years

We were incorporated in the state of Nevada on September 13, 2001. Since our incorporation, we have engaged in the business of exploration and development of a mineral property. We have not been involved in any bankruptcy, receivership or similar proceeding, nor has there been any material reclassification or merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business.

Our Current Business

We were incorporated in the State of Nevada on September 13, 2001 and established a fiscal year end of May 31. We are a start-up, exploration stage company engaged in the search and exploration of lithium and related minerals; There is no assurance a commercially viable mineral deposit exists on any of our properties. Further exploration will be required before a final evaluation as to the economic and legal feasibility of our claims is determined. We have not yet generated or realized any revenues from our business operations. Our statutory registered agent's office is located at 251 Jeanell Drive, No. 3, Carson City, Nevada 89703 and our business office is located at 900 – 789 West Pender Street, Vancouver, B.C., Canada, V6C 1H2. Our telephone number is: (604) 893-8891.

DXC SALT LAKE PROJECT

On July 11, 2005, the Company signed a letter of intent with Beijing Mianping Salt Lake Research Institute for the development of Dangxiongcuo (DXC) salt lake property in Nima county of Naqu district in Tibet, China. Pursuant to the Letter of Intent, the parties have agreed to set up a Joint Venture Company in Tibet, China to share the benefits, risks and losses of the project.

On September 16, 2005, the Company through its wholly owned subsidiary, Micro Express Holdings Inc. (“MEH”), signed an agreement with Beijing Mianping Salt Lake Research Institute (“Mianping”) for the development of Dangxiongcuo salt lake property in Nima county of Naqu district in Tibet, China. The Agreement follows a Letter of Intent signed between the parties on July 11, 2005.

Pursuant to the Agreement, the parties have agreed to set up a Cooperative Company, Tibet Saline Lake Mining High-Science & Technology Co. Ltd. (the “Cooperative”) to develop DXC Salt Lake. The objective of the Cooperative is to use the funds provided by Sterling through MEH and the skills and technology provided by Mianping to produce lithium carbonate (Li2CO3) and borate from brine. MEH is to own 65% and Mianping 35% of the Cooperative.

JIAJIKA PROJECT

On September 16, 2003, the Company, through its wholly owned subsidiary, Micro Express Ltd. (“Micro”), entered into an agreement with Sichuan Province Mining Ltd. to acquire a 75% interest in a 30-year mining joint venture company. The joint venture company will hold the mining licenses to develop the Jiajika spodumene property located in the Sichuan Province of China for the extraction of lithium and lithium salts.

On March 18, 2004, Micro and Sichuan Province Mining Ltd. amended the initial capacity to 240,000 tonnes/annum pursuant to the mining permit contract signed between Sichuan Province Mining Ltd. and Sichuan Bureau of Land and Resources. The total investment required is estimated at 88.5 million Chinese Yuan (US$10.8 million) for the initial capacity of 240,000 t/a. The initial registered capital is 56 million Chinese Yuan (US$6.8 million). Sichuan Province Mining Ltd. will contribute 14 million Chinese Yuan (US$1.7 million) including the mining permits to hold 25% of the JV company. Micro will contribute 42 million Chinese Yuan (US$ 5.1 million) to hold 75% of the JV company.

On May 24, 2004, the Jiajika mining permit was issued to Sichuan Province Mining Ltd.

On April 5, 2005, the Company through Micro, signed a joint venture contract with Sichuan Province Mining Ltd. for the establishment of Jihai Lithium Ltd. and the development of the Jiajika lithium deposit. Pursuant to the Contract, the project will be developed in two (2) stages.

On March 3, 2006, the Company, through its wholly owned subsidiary, Micro Express Ltd. (“Micro”), signed an agreement (the “Agreement”) with Sichuan Province Mining Ltd. (“SPM”) with respect to Micro’s early investment in the Sichuan Jiajika Spodumene project.

Pursuant to the Agreement, the parties have confirmed that Micro’s early investment of 2.48 million Yuan (RMB) to the Sichuan Jiajika Spodumene project shall be paid back at a rate of 1.2 million Yuan (RMB) before April 15, 2006 and 1.28 million Yuan (RMB) before March 30, 2007. Payment shall be made directly to Micro by SPM. If SPM does not make the payment of 1.28 million to Micro before March 30, 2007, then 1.28 million yuan will be converted into Micro’s interest in the Jiajika project of SPM using the formula:1.28 million Yuan divided by the registered capital contribution in the Jiajika project by SPM, multiplied by 100%. Neither party shall have any other liabilities to the other party and the Agreement shall replace all previously signed agreements, contracts and MOU between Micro and SPM. SPM has made payment of 500,000 Yuan (RMB) as of May 31, 2006.

LUSHI PROJECT

On April 10, 2004, the Company, through Micro, entered into a formal joint venture agreement with Lushi Guanpo Minerals Development Ltd. of Lushi in Henan Province of China. The purpose of the joint venture agreement was to bring the project into production, with Micro holding a 90% interest in the project. The property is approximately 100 square km in area and Lushi holds three mining permits. The mining permits for this property expired in March 2005. Due to the negative results of due diligence performed for the LUSHI project, the Company decided not to proceed with this project.

DX POLYMETALLIC PROJECT

On March 2, 2005, the Company, through its wholly owned subsidiary, Makaelo Limited (“Makaelo”), a BVI company, entered into a Joint Venture Agreement with Aifeng Li, an individual residing in Anyang, Henan Province of China. Pursuant to the Agreement, the parties will set up a Joint Venture company in Inner Mongolia for the exploration and development of copper and silver in the areas of Donggou and Xiaoxigou. Aifeng Li will contribute all the necessary exploration licenses, achievements and geological data to the Joint Venture in exchange for 48% of the Joint Venture company, while the Company will finance the cost of exploration in return for 52% of the Joint Venture company. The Company expects the cost of exploration to be approximately $630,000 to be contributed over three years. The joint venture contract is in the process of being negotiated.

DAHONGLIUTAN (“DHLT”) PROJECT

On May 21, 2005, the Company, through its wholly-owned subsidiary, Huyana Ventures Limited (“Huyana”), signed a letter of intent (“LOI”) with Xinjiang Hetian Xinlong Mining Co. Ltd. for the development of Dahongliutan (“DHLT”) spodumene deposit. Pursuant to the LOI, the parties agreed to set up a Joint Venture Company in Hetian City of Xinjiang Province in China to share the benefits, risks and losses of the project. However, due to the negative results of the due diligence performed on the DHLT project, the Company decided not to proceed with this project and the letter of intent expired.

OTHERS

On June 19, 2005, the Company signed a Cooperative Agreement with Jianzhong Chemicals Corporation (“JIANZHONG”) for the possible development of the Lithium Metal and Lithium Salt Projects with JIANZHONG. There has been no further negotiations or development of this project as of the present date.

Item 2. Description of Property

Overview

On January 20, 2004, the Company acquired all the issued and outstanding shares of Micro Express Ltd. (“Micro”) for 25,000,000 common shares of the Company. Micro is a company incorporated in the British Virgin Islands and has been inactive from incorporation until the year 2003. Since then, Micro has entered into several agreements to develop industrial mineral properties in China.

Through the acquisition of Micro, the Company holds the following property interests:

(a) Jiajika Spodumene Property

On September 16, 2003, Micro entered into an agreement with Sichuan Province Mining Ltd. to acquire 75% interest in a 30-year mining joint venture company. The joint venture company will hold the mining licenses to develop the Jiajika spodumene property located in Sichuan Province of China for the extraction of lithium and lithium salts. The initial capacity of the mine will be 240,000 tonnes/annum (t/a) and will be increased to 900,000 t/a in stages. The Company, through Micro, is required to contribute an estimated 42 million Chinese Yuan (US$ 5.1 million) as registered capital to earn its 75% interest in the joint venture company for the initial capacity of 240,000 t/a. An initial contribution of $150,000 was made by the Company as part of the contribution to obtain the mining permit according to the contract signed between our Chinese partner and the Sichuan Bureau of Land and Resources.

On April 5, 2005, Micro signed a joint venture contract (the “Agreement”) with a Chinese partner for the establishment of a joint venture company, Jihai Lithium Ltd. (“Jihai”), and the development of the Jiajika lithium deposit in Kangding District, Sichuan Province, China. Pursuant to the Agreement, the project will be developed in two (2) stages with the development of a production facility with an initial processing capacity of 240,000 tonnes of spodumene ore per year in Stage I and then the processing capacity will be increased to 900,000 t/a in Stage II.

On March 3, 2006, Micro signed an agreement (the “Agreement”) with Sichuan Province Mining Ltd. (“SPM”) with respect to Micro’s early investment in the Sichuan Jiajika Spodumene project.

Pursuant to the Agreement, the parties have confirmed that Micro’s early investment of 2.48 million Yuan (RMB) to the Sichuan Jiajika Spodumene project shall be paid back at a rate of 1.2 million Yuan (RMB) before April 15, 2006 and 1.28 million Yuan (RMB) before March 30, 2007. Payments are to be made directly to Micro by SPM. If SPM does not make the payment of 1.28 million to Micro before March 30, 2007, then 1.28 million yuan will be converted into Micro’s interest in Jiajika project of SPM using the formula: 1.28 million Yuan divided by the registered capital contribution in Jiajika project by SPM, multiplied by 100%. Neither party shall have any other liabilities to the other party and the Agreement shall replace all previously signed agreements, contracts and MOU between Micro and SPM.

As at May 31, 2006, the Company incurred expenses of $397,919 related to the Jiajika Spodumene Property, and received property cost recovery of RMB500,000 ($62,350).

The location of the property is shown in the following map.

(b) Lushi Spodumene Property

On December 28, 2003, Micro entered into a Letter of Intent to earn an interest of between 90% to 92% in a 30-year mining joint venture. The Joint Venture will hold the rights to develop the Lushi spodumene property located in Henan Province, China. The Company shall contribute the total investment in the project. The amount of the investment will be determined by a pre-feasibility study. On April 10, 2004, the Company entered the formal joint-venture agreement with the Chinese party with the intent of bringing the project into production and in exchange for 90% of the interest of the joint venture. However, due to the negative results of the due diligence performed on the Lushi project, the Company decided not to proceed with this project.

As at May 31, 2006, the Company incurred expenses of $72,912 related to the Lushi Spodumene Property.

The location of the property is shown in the following map.

Through its wholly-owned subsidiary, Makaelo Limited (“Makaelo”), the Company has the following property interests:

(a) DX Polymetallic Project

On March 2, 2005, Makaelo entered into a joint venture Agreement with a Chinese citizen who holds two exploration permits for a copper project (“the Project”) in Inner Mongolia, China.

The Project is comprised of two exploration permits, Donggou and Xiaoxigou, covering an area of about 52 square kilometers. The Project is located in the Inner Mongolia region of China. The Company has the right to earn 52% of a cooperative joint venture company by spending RMB 5,200,000 ($626,400) for the exploration in the permit areas over three years with the first year contributing not less than RMB2,000,000 ($240,900). After the Company has earned a 52% interest in the cooperative company, contributions to fund the exploration and development of the Project will be made pro rata. The interest of the Chinese party will be diluted to not less than 10% if it elects not to make cash contributions. The joint venture contract is in the process of being negotiated. No further progress has been made in negotiations as of the present date.

As at May 31, 2006, the Company incurred expenses of $51,757 related to the DX Polymetallic Property.

The location of the property is shown in the following map.

Through its wholly-owned subsidiary, Huyana Ventures Limited (“Huyana”), the Company has the following property interests:

(a) DHLT Spodumene Property

On May 21, 2005, Huyana signed a letter of intent (the “LOI”) with a Chinese partner for the development of Dahongliutan (“DHLT”) spodumene deposit located in Xinjiang Province of China. A joint venture company in Hetian City of Xinjiang Province in China will be set up for the development and operation of the DHLT spodumene deposit in the areas that the Chinese partner has mining permit and where the Chinese partner is applying for additional mining permits. The business of the joint venture company will include mining and processing spodumene and comprehensive utilization of other associated rare metals. The Company shall contribute the total investment in the project in exchange for an 80% interest in the joint venture. Pursuant to the LOI, the terms of the joint venture were to be decided upon further negotiations and due diligence between the parties and would have been subject to a formal contract to be signed by both parties. However, due to the negative results of due diligence for DHLT project, the Company decided not to proceed with this project and the letter of intent expired.

As at May 31, 2006, the Company incurred expenses of $8,209 related to the DHLT Spodumene Property.

The location of the property is shown in following map.

Through its wholly-owned subsidiary, Micro Express Holdings Inc. (“MEH”), the Company has the following property interests:

(a) DXC Salt Lake Property

On July 11, 2005, the Company signed a letter of intent with Beijing Mianping Salt Lake Research Institute for the development of Dangxiongcuo (“DXC”) salt lake property in Nima county of Naqu district in Tibet, China. Pursuant to the Letter of Intent, the parties have agreed to set up a Joint Venture Company in Tibet, China to share the benefits, risks and losses of the project.

On September 16, 2005, MEH signed an agreement with Beijing Mianping Salt Lake Research Institute (“Mianping”) for the development of Dangxiongcuo salt lake property in Nima county of Naqu district in Tibet, China. The Agreement follows a Letter of Intent signed between the parties on July 11, 2005.

Pursuant to the Agreement, the parties agreed to set up a Cooperative Company, Tibet Saline Lake Mining High-Science & Technology Co. Ltd. (the “Cooperative”), to develop the DXC Salt Lake property. The objective of the Cooperative is to use the funds provided by Sterling through MEH and the skills and technology provided by Mianping to produce lithium carbonate (Li2CO3) and borate from brine. MEH is to own 65% and Mianping 35% of the Cooperative.

It is anticipated that the total investment in the Cooperative will be approximately 240 million RMB Yuan (or approximately US$30 million) and will result in production of 5,000 tonnes per year of lithium carbonate and by products (sodium borate). Mianping guarantees the production cost of lithium carbonate will be less than 11,000 RMB yuan per tonne (or approximately US $1,356 per tonne).

Lithium carbonate is the starting point in the manufacturing of lithium and various lithium chemicals which are used in batteries, ceramics and glass, in primary aluminum production, in the manufacture of lubricants and greases, drugs and others products. According to the Mineral Information Institute (MII), most lithium is recovered from brine, or water with a high concentration of lithium carbonate. Brines trapped in the Earth’s crust (called subsurface brines) are the major source material for lithium carbonate. These sources, which are recovered generally through solar evaporation, are less expensive to mine than sources from rock such as spodumene, petalite, and other lithium-bearing minerals.

As at May 31, 2006, the Company incurred expenses of $236,759 related to the DXC Salt Lake Property.

The location of the property is shown in following map.

Employees

At present, we have no employees, other than our officers and directors. Our officers and directors do not have employment agreements with us, except consulting agreements which can be cancelled on 30-days notice.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Overview

Our common stock is traded on the OTC Bulletin Board under the symbol “SGGV”. The table below sets forth the high and low sales prices for the Company’s common stock for the fiscal years ended May 31, 2004 and 2005 and 2006. The quotations below reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Year	Quarter	High ($)	Low ($)

2004	First	n/a	n/a

	Second	n/a	n/a

	Third *	1.10	0.50

	Fourth	1.40	0.85

2005	First	1.03	0.85

	Second	0.93	0.43

	Third	0.55	0.18

	Fourth	0.32	0.14

2006	First	0.44	0.16

	Second	0.25	0.15

	Third	0.26	0.15

	Fourth	0.26	0.16

	July 21, 2006**	0.19	0.13
* Trading in our common stock on the OTC BB did not begin until approximately February 3, 2004.
** Indicates partial period

Pacific Stock Transfer Company is the registrar and transfer agent for our common shares, and is located at Suite 240, 500 East Warms Springs Road, Las Vegas, Nevada 89119 (Telephone: (702) 361-3033; Facsimile: (702) 433-1979).

As of May 31, 2006, the shareholders' list of our common shares showed 31 registered shareholders and 40,277,500 shares outstanding.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Equity Compensation Plan Information

On May 12, 2004, the Company registered a 2004 incentive stock option plan consisting of 3,636,000 common shares. As of the year ended May 31, 2006, 3,636,000 options were issued and outstanding to various consultants, officers or directors. The above options are exercisable at US$0.50 per share with expiry date of February 3, 2009. Pursuant to the stock option plan, the number of shares that may be issued under the plan may not exceed 15% of the issued and outstanding shares of the company. 15% of the issued and outstanding shares of the Company is 6,041,625 as of May 31, 2006. As of the date of this report, none of the above options have been exercised.

Recent Sales of Unregistered Securities

In February 2004, the Company commenced a private placement of up to 5,000,000 units at a price of $0.50 per unit for total proceeds of $2,500,000. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one additional common share for two years, at a price of $0.50 per share in the first year and $0.75 in the second year (“A” warrant), with a expire date of February 16, 2006. Upon exercising an “A” warrant, the holder of each unit will have one common share and one additional non-transferable share purchase warrant at a price of $1.00 (“B” warrant) for another year, with a expiry date on February 16, 2007.

A 7% finder’s fee will be paid in units with the same terms. As of May 31, 2006, the finder's fee of 101,500 units with the aforementioned terms was issued.

As at May 31, 2006, the Company received total subscriptions of $1,858,000 for 3,716,000 units.

On December 18, 2004, the Company issued 100,000 shares with a fair value of $42,000 to a consultant for investor relation services for a period of one year.

Share Purchase Warrants

During the year ended May 31, 2006, there were no warrants issued, exercised or cancelled.

On February 14, 2006, the Company reduced the exercise price of the 3,817,500 Series “A” Share Purchase Warrants from $0.75 to $0.50 each and extended the terms of Series “A” Share Purchase Warrants for two years to the earlier of:

(i)	February 16, 2008; or
(ii)	The 90th day after the day on which the weighted average trading price of the Company’s shares exceed $0.85 per share for 30 consecutive trading days.

Upon exercise of the Series “A” Share Purchase Warrants at $0.50 each, the holder will receive one Common Share of the Company and a Series “B” Share Purchase Warrant exercisable at $1.00 expiring one year after the occurrence of either (i) or (ii) as described above.

As at May 31, 2006, the Company has a total of 3,817,500 Series “A” Share Purchase Warrants outstanding.

Changes in Securities

On January 20, 2004, the Registrant completed the acquisition of all of the issued and outstanding shares of Micro Express Ltd. pursuant to an Acquisition Agreement, filed as an exhibit to the Registrant’s Current Report on the 8-K filed January 29, 2004 and April 2, 2004. Pursuant to the transaction, the Registrant issued an aggregate of 25,000,000 shares of the Registrant’s common stock to the stockholders of Micro in exchange for 100% of the shares of Micro common stock. A majority of the shares were issued to Cobilco Inc. of which Raoul Tsakok is the owner (15,000,000 shares), and Richard Shao (4,000,000 shares). Mr. Tsakok and Mr. Shao areare officers or directors of the Registrant.

As of May 31, 2006, the Company had 40,277,500 common shares issued and outstanding.

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

Plan of Operations

Sterling is an exploration stage company and there is no assurance a commercially viable mineral deposit exists on any of the properties the company has claims over. Further exploration will be required before final evaluation as to the economic and legal feasibility of the claims is determined.

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

Micro is a party to an agreement with Sichuan Province Mining Ltd, which is 40% owned by the Bureau of Sichuan Geology and Resources of Sichuan Government. Under the terms of the agreement, Micro has the right to acquire at least 75% of the shares of a co-operative joint-venture company. The Joint-venture will hold the necessary mining licenses. The business of the joint-venture company is to develop the Jiajika spodumene property for the extraction of lithium, lithium salts, and other minerals. The initial registered capital is 56 million Chinese Yuan (US$6.8 million). Sichuan Province Mining Ltd. will contribute 14 million Chinese Yuan (about US$1.7 million) including the mining permits and previous works to hold 25% of the JV company. Micro will contribute 42 million Chinese Yuan (about US$5.1 million) to hold 75% of the JV company. An initial contribution of $150,000 has been made by the Company as part of the contribution to obtain the mining permit pursuant to the contract signed between our Chinese partner and Sichuan Bureau of Land and Resource.

On April 10, 2004, Micro signed a joint venture agreement with Lushi Guanpo Minerals Development Ltd. (“Lushi”) of the Henan Province of China. Under the Agreement, Micro may earn more than 90% of the lithium project by taking the project into production. However, due to the negative results of due diligence for the Lushi project, the Company decided not to proceed with this project.

On March 2, 2005, the Company through its wholly-owned subsidiary, Makaelo Limited (“Makaelo”), a BVI company, entered into a Joint Venture Agreement with Aifeng Li, an individual residing in Anyang, Henan Province of China. Pursuant to the Agreement, the parties will set up a Joint Venture company in Inner Mongolia for the exploration and development of copper and silver in the areas of Donggou and Xiaoxigou. Aifeng Li will contribute all the necessary exploration licenses, achievements and geological data to the Joint Venture in exchange for 48% of the Joint Venture company, while the Company will finance the cost of exploration in return for 52% of the Joint Venture company. The Company expects the cost of exploration to be approximately $630,000 to be contributed over three years.

On April 5, 2005, the Company through Micro, signed a joint venture contract with Sichuan Province Mining Ltd. for the establishment of Jihai Lithium Ltd. and the development of the Jiajika lithium deposit.

On May 21, 2005, the Company through its wholly-owned subsidiary, Huyana Ventures Limited (“Huyana”), signed a letter of intent with Xinjiang Hetian Xinlong Mining Co. Ltd. for the development of Dahongliutan (DHLT) spodumene deposit. Pursuant to the LOI, the parties have agreed to set up a Joint Venture Company in Hetian City of Xinjiang Province in China to share the benefits, risks and losses of the project. . Due to the negative results of due diligence for DHLT project, the Company decided not to proceed with this project and the letter of intent expired.

On June 19, 2005, the Company signed a Cooperative Agreement (the “Agreement”) with Jianzhong Chemicals Corporation in Sichuan Province, China for the possible development of the Lithium Metal and Lithium Salt Projects in Sichuan Province, China. Under the terms of the Agreement, two joint venture companies will be set up, one for lithium metal production and the other for lithium salt production. It is intended that the final terms of the Agreement will be decided upon further negotiations between the parties to the Agreement and will be subject to a formal contract to be signed by both parties.

On July 11, 2005, the Company signed a letter of intent (the “LOI”) with Beijing Mianping Salt Lake Research Institute for the development of Dangxiongcuo salt lake property (“DXC Salt Lake”) in Nima county of Naqu district in Tibet, China. Pursuant to the LOI, the parties have agreed to set up a joint venture company in Tibet, China to share the benefits, risks and losses of the project.

On September 16, 2005, the Company through its wholly owned subsidiary, Micro Express Holdings Inc. (“MEH”), signed an agreement with Beijing Mianping Salt Lake Research Institute (“Mianping”) for the development of Dangxiongcuo salt lake property in Nima county of Naqu district in Tibet, China. The Agreement follows a Letter of Intent signed between the parties on July 11, 2005.

Pursuant to the Agreement, the parties have agreed to set up a Cooperative Company, Tibet Saline Lake Mining High-Science & Technology Co. Ltd. (the “Cooperative”) to develop DXC Salt Lake. The objective of the Cooperative is to use the funds provided by Sterling through MEH and the skills and technology provided by Mianping to produce lithium carbonate (Li2CO3) and borate from brine. MEH is to own 65% and Mianping 35% of the Cooperative.

It is anticipated that the total investment in the Cooperative will be approximately 240 million RMB Yuan (or approximately US$30 million) and will result in production of 5,000 tonnes per year of lithium carbonate and by products (sodium borate). Mianping guarantees the production cost of lithium carbonate will be less than 11,000 RMB yuan per tonne (or approximately US $1,356 per tonne).

On March 3, 2006, the Company, through its wholly owned subsidiary, Micro Express Ltd. (“Micro”), signed an agreement (the “Agreement”) with Sichuan Province Mining Ltd. (“SPM”) regarding Micro’s early investment in the Sichuan Jiajika Spodumene project.

Pursuant to the Agreement, the parties have confirmed that Micro’s early investment of 2.48 million Yuan (RMB) to the Sichuan Jiajika Spodumene project shall be paid back 1.2 million Yuan (RMB) before April 15, 2006 and 1.28 million Yuan (RMB) before March 30, 2007. Payments shall be made directly to Micro by SPM. If SPM does not make the payment of 1.28 million to Micro before March 30, 2007, then 1.28 million yuan will be converted into Micro’s interest in Jiajika project of SPM using the formula: 1.28 million Yuan divided by registered capital contribution in Jiajia project by SPM, multiplied by 100%. Neither party shall have any other liabilities to the other party and the Agreement shall replace all previous signed agreements, contracts and MOU between Micro and SPM.

Results of Operations

The Company had no operating revenue except interest income of $4,193 for the year ended May 31, 2006 and interest income of $11,882 for the year ended May 31, 2005. The Company incurred expenses of $218,686 stemming from Accounting audit and legal fees, consulting fees, Mineral property costs (recovery), travel, and general and administrative expenditures as compared to $830,836 for the same period last year. The decrease of $612,150 was mainly due to the lack of mineral property costs in 2006 compared to 2005.

The following table shows the company’s mineral property costs in 2005 and 2006. The Company’s cost recovery in Jiajika Spodumene Property significantly decreased its expenses for the year ending May 31, 2006:

	DX	Jiajika	DXC	Lushi	DHLT
	Polymetallic	Spodumene	Salt Lake	Spodumene	Spodumene
	Property	Property	Property	Property	Property	Total
Balance, May 31, 2004	-	12,497	-	5,256	-	17,753
Administrative	843	6,598	-	1,357	186	8,984
Consulting fees – Note 6	6,552	33,799	-	18,925	-	59,276
Feasibility study	-	157,769	-	35,969	-	193,738
Exploration costs	30,266	-	-	-	-	30,266
Permit costs	-	150,000	-	-	-	150,000
Travel	1,785	15,085	-	9,163	521	26,554

Balance, May 31, 2005	39,446	375,748	-	70,670	707	486,571
Administrative	577	2,100	5,560	-	50	8,287
Consulting fees – Note 6	9,688	12,062	46,629	2,242	-	70,621
Engineering studies	-	-	26,933	-	-	26,933
Feasibility study	-	-	29,080	-	-	29,080
Geophysical study	-	-	31,114	-	-	31,114
Legal fees	-	-	623	-	247	870
Topography measurement	-	-	32,266	-	-	32,266
Travel	2,046	8,009	30,953	-	7,205	48,213
Wages and benefits	-	-	33,601	-	-	33,601
Cost recovery	-	(309,058)	-	-	-	(309,058)
Balance, May 31, 2006	$51,757	$88,861	$236,759	$72,912	$8,209	$458,498

The Company also incurred expenses on the following related party transactions during year ended May 31, 2006:

(a)	The Company was charged consulting fees during the year ended May 31, 2006 totalling $123,173 (2005: $98,862) by companies controlled by two directors of the Company.

(b)	The Company was charged rental fees included in General and Administrative during the year ended May 31, 2006 totalling $10,016 (2005: $7,054) by a company controlled by a director of the Company.

(c)	The Company was charged mineral property costs - consulting during the year ended May 31, 2006 in the amount of $43,296 (2005: $38,045) by a company controlled by a director of the Company.

(d)	Included in accounts payable is $23,814 (2005: $8,909) which is due to the companies controlled by the directors of the Company for their services provided.

The Company expects the trend of losses to continue at an increasing rate until we can achieve commercial production on some of the mineral properties. However, there can be no assurance that commercial production will be possible on any of the properties in the near or distant future.

Liquidity and Working Capital

As of May 31, 2006, the Company had total current assets of $401,468, and total liabilities of $77,361. The Company has a working capital surplus of $324,107 as a result of the proceeds of $1,858,000 from a private placement commenced in February 2004.

The Company has no other capital resources other than the ability to use its common stock to achieve additional capital or the exercise of the warrants by the unit holders.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol SGGV and is listed on Berlin Bremen Stock Exchange under the symbol GD7. As of May 31, 2006, there were approximately 40,277,500 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

OUTLOOK

The Company is under going feasibility studies and engineering studies for the development of the DXC salt lake property in Tibet.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis which assumes that adequate sources of financing will be obtained as required, and that our assets will be realized and liabilities settled in the ordinary course of business. These consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary if we are unable to continue as a going concern.

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

Item 7. Financial Statements.

The response to this item is included as a separate Exhibit to this report. Please see pages F-1 through F-22

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of Independent Auditor's by Amisano Hanson for the audited consolidated financial statements for the year ended May 31, 2006, are included herein immediately preceding the audited financial statements.

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

Item 8A. Controls and Procedures

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 ( c ) of the Securities Exchange Act of 1934 ) as of May 31, 2006 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to May 31, 2006, the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual general meeting of the shareholders or until their successors are duly elected and qualified. The officers of our company are appointed by our board of directors and hold office until the earlier of death, retirement, resignation or removal.

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected / Appointed
Richard Shao	President, Director	43	January 17, 2005
Raoul Tsakok	Chairman	57	January 17, 2005
Patrick Chan	Director	53	January 17, 2005
Gerald Runolfson	Director	66	January 17, 2005

Business Experience

The following sets forth the business experience of each of the Registrant's directors and executive officers:

Raoul N. Tsakok, Chairman

Mr. Tsakok has worked in the Investment Management business for over 30 years. He has been chairman of Sagit Investment Management Ltd. since 1987. He has been Chairman of Richco Investors Inc. for almost 20 years. He holds an MBA degree and is a Chartered Financial Analyst (CFA).

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

Item 10. Executive Compensation.

(a) Officers' Compensation.

Compensation paid by the Company for all services provided up to the fiscal year ended May 31, 2006 to each of the executive officers and to all officers as a group is set forth below.

SUMMARY COMPENSATION TABLE OF EXECUTIVES

	Cash Compensation					Security Grants
Name and	Year	Salary	Bonus	Annual	Restricted	Securities	Long Term	LTIP	All Other
Principal		( $)		Compensation	Stock	Underlying	Compensation	Payments	Compensation
Position				/ Other	Awards	Options /	/ Options
				( $)		SARs (#)
						(SHARES)
Richard Shao	2004	0	0	7,869	0	800,000(1)	0	0	0
President	2005	0	0	54,417	0	0	0	0	0
	2006	0	0	61,852	0	0	0	0	0
Raoul Tsakok	2004	0	0	0	0	800,000(2)	0	0	0
Chairman	2005	0	0	63,000	0	0	0	0	0
	2006	0	0	84,000	0	0	0	0	0
Kathy Wang	2004	0	0	4,722	0	200,000(3)	0	0	0
Secretary	2005	0	0	19,490	0	0	0	0	0

	2006	0	0	20,617	0	0	0	0	0
Officers as A	2004	0	0	12,591	0	1,800,000	0	0	0
Group	2005	0	0	136,907	0	0	0	0	0
	2006	0	0	166,469	0	0	0	0	0

(1)	800,000 options to purchase shares at $0.50 per share.
(2)	800,000 options to purchase shares at $0.50 per share.
(3)	200,000 options to purchase shares at $0.50 per share.

(b) Directors' Compensation

Directors who are also officers receive no cash compensation for services as a director. However, the directors will be reimbursed for out-of-pocket expenses incurred in connection with attendance at board and committee meetings. The Company has granted options to directors under its 2004 Incentive Stock Option Plan subsequently adopted.

SUMMARY COMPENSATION TABLE OF DIRECTORS
(For fiscal year ended May 31, 2006)

	Cash Compensation				Security Grants
Name and	Year	Annual	Meeting	Consulting	Number	Securities	LTIP	All Other
Principal Position		Retainer	Fees ($)	Fees/ Other	of Shares	Underlying	Payments	Compensation
		Fees ($)		Fees	(#)	Options /
				( $)		SARs (#)
						(SHARES)
Raoul Tsakok	2004	0	0	0	0	800,000(1)	0	0
Director	2005	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0
Brian Doutaz	2004	0	0	0	0	0	0	0
Director
(Resigned on
April 5, 2004)
Richard Shao	2004	0	0	0	0	800,000 (2)	0	0
Director	2005	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0
Patrick Chan	2004	0	0	0	0	300,000(3)	0	0
Director	2005	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0
Gerald Runolfson	2004	0	0	0	0	300,000(4)	0	0
Director	2005	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0
James Hutchison	2004	0	0	0	0	0	0	0
Director
(Resigned on Jan.
21, 2004)
Directors as a	2004	0	0	0	0	2,200,000	0	0
Group	2005	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0

(1)	800,000 options to purchase shares at $0.50 per share.
(2)	800,000 options to purchase shares at $0.50 per share.
(3)	300,000 options to purchase share at $0.50 per share.
(4)	300,000 options to purchase share at $0.50 per share.

During the year ended May 31, 2004, we granted 2,100,000 stock options to our directors or officers. The options were granted at an exercise price of $0.50 per share with an expiry date of February 3, 2009. During the year ended May 31, 2006, no stock options were granted to our directors or officers.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of July 26, 2006, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated. As of July 26, 2006, there were 40,277,500 common shares issued and outstanding.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class(2)
Common stock	Raoul Tsakok	15,800,000 (3) (4)	39.2%
Common stock	Richard Shao	4,800,000 (5)	11.9%
Common stock	Patrick Chan	300,000 (6)	0.7%
Common stock	Gerald Runolfson	1,200,000 (7) (8)	3%
	TOTAL	22,100,000	54.8%

(1)	The address of each beneficial owner is 900 – 789 West Pender Street, Vancouver, BC V6C 1H2 Canada
(2)

Based on 40,277,500 shares outstanding as of July 26, 2006 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

(3)	15,000,000 common shares held through Cobilco Inc.
(4)	Raoul Tsakok has 800,000 options to purchase shares at $0.50 per share.
(5)	Includes 800,000 options to purchase shares at $0.50 per share.
(6)	Patrick Chan has 300,000 options to purchase shares at $0.50 per share.
(7)	Includes 300,000 common shares and 300,000 “A” warrants and 300,000 “B” warrants held through Elkon Products Inc.
(8)	Gerald Runolfson has 300,000 options to purchase share at $0.50 per share.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.

There have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

As at the date of this annual report, we do not have any policies in place with respect to whether we will enter into agreements with related parties in the future.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a)	Financial Statements and Schedules. The following financial statements and schedules for the Company as of May 31, 2006 and 2005 are filed as part of this report.

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

The following are exhibits to this Annual Report

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	The following reports on Form 8-K were filed during the year ended May 31, 2006:

On June 3, 2005, the Company filed a report on Form 8-K under Items 8.01, and 9.01 disclosing that the Company received an independent geological report on the DX Polymetallic Property in Linxi County, Inner Mongolia, People’s Republic of China.

On June 24, 2005, the Company filed a report on Form 8-K under Items 8.01, and 9.01 disclosing that the Company signed a Cooperative Agreement with Jianzhong Chemicals Corporation for the possible development of the Lithium Metal and Lithium Salt Projects of Jianzhong Lithium and Calcium Corporation of JIANZHONG.

On July 18, 2005, the Company filed a report on Form 8-K under Items 1.01, and 9.01 disclosing that the Company signed a letter of intent with Beijing Mianping Salt Lake Research Institute for the development of the Dangxiongcuo salt lake property in Nima county of Naqu district in Tibet, China.

On September 21, 2005, the Company filed a report on Form 8-K under Items 1.01, and 9.01 disclosing that the Company, through its wholly-owned subsidiary, Micro Express Holdings Inc., signed a joint venture agreement with Beijing Mianping Salt Lake Research Institute for the establishment of Tibet Saline Lake Mining High-Science & Technology Co. Ltdand the development of the Dangxiongcuo salt lake property in Nima county of Naqu district in Tibet, China.

On March 3, 2006, the Company filed a report on Form 8-K under Items 1.01, and 9.01 disclosing that the Company, through its wholly-owned subsidiary, Micro Express Ltd., signed an agreement with Sichuan Province Mining Ltd. regarding early investment of Micro to Sichuan Jiajika Spodumene project.

On June 29, 2006, the Company filed a report on Form 8-K under Items 8.01, and 9.01 disclosing that the Company received a qualifying report detailing the initial assessment on the mining prospects of the DXC Salt Lake Property in Nima county of Naqu district in Tibet, China.

Item 14. Principal Accountant Fees and Services.

Audit Fees

Amisano Hanson ("AH") provided audit services to the Company in connection with its annual report for the fiscal year ended May 31, 2006 and 2005. The aggregate fees owned to AH for the May 31, 2006 year ended audit of the Company’s annual financial statements was $6,000 and the aggregate fees billed by AH for the fiscal year 2006 quarterly reviews of the Company was $11,165. The aggregate fees billed by AH for the May 31, 2005 year ended audit of the Company's annual financial statements was $11,606 and the aggregate fees billed by AH for the fiscal year 2005 quarterly reviews of the Company was $9,311.

Audit Related Fees

No fees were billed by AH to the Company for professional services that are reasonably related to the audit or review of the Company's financial statements that are not disclosed in "Audit Fees" above.

Tax Fees

No fees were billed by AH to the Company in 2006 for professional services rendered in connection with the preparation of the Company's tax returns for the period. No fees were billed by AH to the Company in 2005 for professional services rendered in connection with the preparation of the Company's tax returns for the year ended May 31, 2005.

All Other Fees

No fees were billed by AH to the Company for other professional services rendered or any other services not disclosed above during the period from June 1, 2005 to May 31, 2006 and no fees were bill by AH to the Company for other professional services rendered or any other services not disclosed above during the period from June 1, 2004 to May 31, 2005.

Audit Committee Pre-Approval

The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2006 and 2005.

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

Date: August 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard Shao
Richard Shao, President and Chief Financial
Officer

By:	/s/ Raoul Tsakok
Raoul Tsakok, Chairman and Chief Executive
Officer

Date: August 17, 2006

STERLING GROUP VENTURES, INC.

(An Exploration Stage Company)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2006 and 2005

(Stated in US Dollars)

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON
CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Sterling Group Ventures, Inc.

We have audited the accompanying consolidated balance sheets of Sterling Group Ventures, Inc. (An Exploration Stage Company) and its subsidiaries as of May 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years ended May 31, 2006 and 2005 and for the period from date of inception, July 27, 1994 to May 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Group Ventures, Inc. and its subsidiaries as of May 31, 2006 and 2005 and the results of their operations and their cash flows for the years ended May 31, 2006 and 2005 and for the period from date of inception, July 27, 1994 to May 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	“AMISANO HANSON”
July 19, 2006	Chartered Accountants

750 WEST PENDER STREET, SUITE 604	TELEPHONE:	604-689-0188
VANCOUVER CANADA	FACSIMILE:	604-689-9773
V6C 2T7	E-MAIL:	amishan@telus.net

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
May 31, 2006 and 2005
(Stated in US Dollars)

	2006	2005

ASSETS

Current
Cash and cash equivalents – Note 6	$349,954	$913,343
GST receivable	13,787	13,094
Prepaid expenses	1,196	28,093
Advance receivable – Notes 3 and 6	36,531	-

	401,468	954,530
Mineral property deposit – Note 4	124,600	-
Equipment – Note 5	2,986	4,091

	$529,054	$958,621

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 6	$77,361	$45,727

STOCKHOLDERS’ EQUITY

Capital stock – Note 7
Common stock, $0.001 par value
500,000,000 authorized
40,277,500 issued and outstanding (2005: 40,277,500)	40,278	40,278
Additional paid-in capital	2,190,611	2,190,611
Warrants	40,110	40,110
Accumulated other comprehensive loss	(583)	(583)
Deficit accumulated during the exploration stage	(1,818,723)	(1,357,522)

	451,693	912,894

	$529,054	$958,621

Nature and Continuance of Operations – Note 1
Commitments – Notes 4 and 7

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended May 31, 2006 and 2005 and
for the period from July 27, 1994 (Date of Inception) to May 31, 2006
(Stated in US Dollars)

			July 27, 1994
			(Date of
	Years ended		Inception) to
	May 31,		May 31,
	2006	2005	2006

Expenses
Accounting, audit and legal fees	$60,509	$95,500	$185,895
Bank charges	171	622	943
Consulting fees – Note 6	126,741	164,335	329,916
Depreciation	1,829	1,334	3,163
Filing and transfer agent fees	6,023	5,742	30,139
Foreign exchange loss (gain)	(5,906)	2,433	(2,336)
General and administrative – Note 6	13,006	16,790	32,959
Mineral property costs (recovery)
– Schedule A and Note 6	(28,073)	468,818	458,498
Printing and mailing	1,523	5,789	16,883
Shareholder information and investor relations	21,553	38,147	59,700
Stock-based compensation	-	-	368,641
Travel and entertainment	21,310	31,326	103,689

Loss before other item	(218,686)	(830,836)	(1,588,090)

Other items
Interest income	4,193	11,882	16,075
Allowance for doubtful collection – Note 4(b)	(246,708)	-	(246,708)

Net loss for the period	$(461,201)	$(818,954)	$(1,818,723)

Basic and diluted loss per share	$(0.01)	$(0.02)

Weighted average number of shares outstanding	40,277,500	39,897,967

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period from July 27, 1994 (Date of Inception) to May 31, 2006
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

…/cont’d)

SEE ACCOMPANYING NOTES

Continued

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period from July 27, 1994 (Date of Inception) to May 31, 2006
(Stated in US Dollars)

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the
	Common Shares		Paid-in		Comprehensive	Exploration
	Number	Par Value	Capital	Warrants	Loss	Stage	Total

Balance, May 31, 2004	38,126,000	38,126	1,215,873	-	(583)	(538,568)	714,848
Issuance of shares for cash pursuant
to a private placement - at $0.50	1,950,000	1,950	973,050	-	-	-	975,000
Issuance of shares for finder’s fee of
private placement	101,500	102	50,648	-	-	-	50,750
Finders’ fees	-	-	(50,750)	-	-	-	(50,750)
Fair value of share purchase
warrants (finders’ fees)	-	-	(40,110)	40,110	-	-	-
Issuance of shares for services
rendered	100,000	100	41,900	-	-	-	42,000
Net loss for the year	-	-	-	-	-	(818,954)	(818,954)

Balance, May 31, 2005	40,277,500	40,278	2,190,611	40,110	(583)	(1,357,522)	912,894
Net loss for the year	-	-	-	-	-	(461,201)	(461,201)

Balance, May 31, 2006	40,277,500	$40,278	$2,190,611	$40,110	$(583)	$(1,818,723)	$451,693

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended May 31, 2006 and 2005 and
for the period from July 27, 1994 (Date of Inception) to May 31, 2006
(Stated in US Dollars)

			July 27, 1994
			(Date of
	Years ended		(Inception) to
	May 31,		May 31,
	2006	2005	2006

Cash Flows from Operating Activities
Net loss for the period	$(461,201)	$(818,954)	$(1,818,723)
Add (deduct) items not affecting cash:
Stock compensation expenses	-	-	368,641
Depreciation	1,829	1,334	3,163
Permit and engineering studies	-	150,000	150,000
Shareholder information and investor relations	-	20,447	20,447
Foreign exchange translation adjustment	-	-	(106)
Change in non-cash working capital items
related to operations:
GST receivable	(693)	(7,257)	(13,787)
Prepaid expenses	26,897	(6,540)	20,357
Advance receivable	(36,531)	-	(36,531)
Accounts payable and accrued liabilities	31,634	(29,469)	77,361

Cash flows used in operating activities	(438,065)	(690,439)	(1,229,178)

Cash Flows from Investing Activities
Advance on investment	-	-	(150,000)
Mineral property deposit	(124,600)	-	(124,600)
Additions to equipment	(724)	(5,425)	(6,149)

Cash flows used in investing activities	(125,324)	(5,425)	(280,749)

Cash Flows from Financing Activities
Common stock	-	975,000	1,858,000
Amounts contributed by director	-	-	1,881

Cash flows provided by financing activities	-	975,000	1,859,881

…/cont’d

SEE ACCOMPANYING NOTES

Continued

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended May 31, 2006 and 2005 and
for the period from July 27, 1994 (Date of Inception) to May 31, 2006
(Stated in US Dollars)

			July 27, 1994
			(Date of
	Years ended		(Inception) to
	May 31,		May 31,
	2006	2005	2006

Net increase (decrease) in cash and cash equivalents	(563,389)	279,136	349,954

Cash and cash equivalents, beginning of the period	913,343	634,207	-

Cash and cash equivalents, end of the period	$349,954	$913,343	$349,954

Cash and cash equivalents consist of:
Cash	$274,463	$710,995	$274,463
Term deposits	75,491	202,348	75,491

	$349,954	$913,343	$349,954

Non-cash Transactions – Note 9

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.	Schedule A
(An Exploration Stage Company)
SCHEDULE OF MINERAL PROPERTY COSTS
for the years ended May 31, 2006 and 2005 and
for the period from July 27, 1994 (Date of Inception) to May 31, 2006
(Stated in US Dollars)

	DX	Jiajika	DXC	Lushi	DHLT
	Polymetallic	Spodumene	Salt Lake	Spodumene	Spodumene
	Property	Property	Property	Property	Property	Total

Balance, May 31, 2003	$-	$-	$-	$-	$-	$-
Administrative	-	471	-	276	-	747
Consulting fees	-	9,263	-	3,027	-	12,290
Travel	-	2,763	-	1,953	-	4,716

Balance, May 31, 2004	-	12,497	-	5,256	-	17,753
Administrative	843	6,598	-	1,357	186	8,984
Consulting fees – Note 6	6,552	33,799	-	18,925	-	59,276
Feasibility study	-	157,769	-	35,969	-	193,738
Exploration costs	30,266	-	-	-	-	30,266
Permit costs	-	150,000	-	-	-	150,000
Travel	1,785	15,085	-	9,163	521	26,554

Balance, May 31, 2005	39,446	375,748	-	70,670	707	486,571
Administrative	577	2,100	5,560	-	50	8,287
Consulting fees – Note 6	9,688	12,062	46,629	2,242	-	70,621
Engineering studies	-	-	26,933	-	-	26,933
Feasibility study	-	-	29,080	-	-	29,080
Geophysical study	-	-	31,114	-	-	31,114
Legal fees	-	-	623	-	247	870
Topography measurement	-	-	32,266	-	-	32,266
Travel	2,046	8,009	30,953	-	7,205	48,213
Wages and benefits	-	-	33,601	-	-	33,601
Cost recovery – Note 4(b)	-	(309,058)	-	-	-	(309,058)

Balance, May 31, 2006	$51,757	$88,861	$236,759	$72,912	$8,209	$458,498

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2006 and 2005
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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $1,818,723 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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
May 31, 2006 and 2005
(Stated in US Dollars) – Page 2

Note 2	Summary of Significant Accounting Policies – (cont’d)

The consolidated financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Exploration Stage Company

The Company complies with Financial Accounting Standard Board Statement No. 7 and Securities and Exchange Commission Act Guide 7 for its characterization of the Company as an exploration stage company.

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

As at May 31, 2006, the Company did not have proven or probable ore reserves.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2006 and 2005
(Stated in US Dollars) – Page 3

Note 2	Summary of Significant Accounting Policies – (cont’d)

Long-Lived Assets Impairment

Long-term assets of the Company are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value.

Asset Retirement Obligations

The Company recognizes the fair value of a liability for an asset retirement obligation in the year in which it is incurred when a reasonable estimate of fair value can be made. The carrying amount of the related long-lived asset is increased by the same amount as the liability.

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation. The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset.

Equipment

Equipment is stated at cost. Depreciation is provided on a straight-line basis over 3 years.

Income Taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset and liability method for accounting for income taxes. Under the asset and liability method of FAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry-forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2006 and 2005
(Stated in US Dollars) – Page 4

Note 2	Summary of Significant Accounting Policies – (cont’d)

Financial Instruments

The carrying value of cash and cash equivalents, cost recovery receivable and accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of May 31, 2006, the Company had no deposit in a bank beyond insured limits.

Basic Loss per Share

The Company reports basic loss per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the years. Diluted loss per share has not been provided as it would be antidilutive.

Comprehensive Loss

The Company reports comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income”. Comprehensive loss is comprised of foreign currency translation adjustments.

Foreign Currency Translation

Foreign currency transactions are translated into US dollars, the functional and reporting currency, by the use of the exchange rate in effect at the date of the transaction, in accordance with SFAS No. 52, “Foreign Currency Translation”.

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

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2006 and 2005
(Stated in US Dollars) – Page 5

Note 2	Summary of Significant Accounting Policies – (cont’d)

Foreign Currency Translation – (cont’d)

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in the Statement of Operations.

Stock-based Compensation

The Company has elected to account for stock-based compensation following APB No. 25, “Accounting for Stock Issued to Employees”, and provide the disclosure required under SFAS No. 123, “Accounting for Stock-based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure, amendment of SFAS Statement No. 123”.

New Accounting Pronouncements

SFAS No. 123(R), “Share-Based Payment”, replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This statement requires that the compensation cost relating to share-based payment transactions be recognized at fair value in the financial statements. The Company is required to apply this statement in the first annual period that begins after December 15, 2005. The adoption of SFAS No. 123(R) is expected to have no impact on the Company's financial statements.

SFAS No. 153, “Exchanges of Non-monetary Assets” – an amendment of APB Opinion No. 29, is effective for fiscal years beginning after June 15, 2005. This statement addresses the measurement of exchange of non-monetary assets and eliminates the exception from fair-value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is not expected to have a significant impact on the Company's financial statements.

The EITF reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FASB issued FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1”, “The Meaning of Other-Than-Temporary Impairment and Its Application to Investments”, which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The adoption of this consensus or FSP is expected to have no impact on the Company's financial statements.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2006 and 2005
(Stated in US Dollars) – Page 6

Note 2	Summary of Significant Accounting Policies – (cont’d)

New Accounting Pronouncements – (cont’d)

SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 is expected to have no impact on the Company's financial statements.

SFAS 155, “Accounting for Certain Hybrid Instrument”, amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 is expected to have no impact on the Company's financial statements.

SFAS No. 156, “Accounting for Servicing of Financial Assets, amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, regarding (1) the circumstances under which a servicing asset or servicing liability must be recognized, (2) the initial and subsequent measurement of recognized servicing assets and liabilities, and (3) information required to be disclosed relating to servicing assets and liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 156 is expected to have no impact on the Company's financial statements.

In September 2005, the EITF reached consensus on Issue no. 05-08, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature”. EITF 05-08 is effective for financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-08 is expected to have no impact on the Company's financial statements

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2006 and 2005
(Stated in US Dollars) – Page 7

Note 2	Summary of Significant Accounting Policies – (cont’d)

New Accounting Pronouncements – (cont’d)

In September 2005, the EITF reached consensus on Issue 05-02, ‘The Meaning of “Conventional Convertible Debt Instrument” in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”’. EITF 05-02 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of EITF 05-02 is expected to have no impact on the Company's financial statements.

In September 2005, the EITF reached consensus on Issue No. 05-07, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues”. EITF 05-07 is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-07 is expected to have no impact on the Company's financial statements.

Note 3	Advance Receivable – Note 6

Advance receivable is intended to be utilized against expenses in the year ended May 31, 2007.

Note 4	Mineral Properties

a)	DX Polymetallic Project

On March 2, 2005, the Company, through its wholly-owned subsidiary, Makaelo Limited, entered into a joint venture agreement with a Chinese citizen who holds two exploration permits for a copper project (“the Project”) in Inner Mongolia, China.

The Project is comprised of two exploration permits, Donggou and Xiaoxigou, covering an area of about 52 square kilometers. The Project is located in Inner Mongolia. The Company has the right to earn 52% of a cooperative joint venture company by spending RMB 5,200,000 ($650,000) for the exploration in the permit areas over three years with the first year contributing not less than RMB2,000,000 ($240,900). The Company did not complete the required expenditures within the first year and is attempting to renegotiate this agreement. After the Company has earned 52% interest of the cooperative company, contributions to fund the exploration and development of the Project will be made pro rata. The interest of the Chinese party will be diluted to not less than 10% if it elects not to make cash contributions.

As at May 31, 2006, the Company had incurred $51,757 in the DX Polymetallic Property.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2006 and 2005
(Stated in US Dollars) – Page 8

Note 4	Mineral Properties – (cont’d)

b)	Jiajika Spodumene Property

On April 5, 2005, the Company, through its wholly-owned subsidiary Micro Express Ltd. (“MEL”), signed a joint venture contract with a Chinese partner for the establishment of a joint venture company, Jihai Lithium Ltd. and the development of the Jiajika lithium deposit in Kangding District, Sichuan Province, China. On March 3, 2006, both parties agreed to terminate the joint venture and the Chinese partner will pay back RMB2,480,000 ($309,058) incurred by MEL on the project. The Chinese partner shall pay RMB1,200,000 ($149,520) and RMB1,280,000 ($159,538) before April 15, 2006 and March 30, 2007, respectively. If the Chinese partner does not pay the RMB1,280,000, the amount will be converted into an interest in the Jiajika project based on the percentage of MEL’s investment as to the total investment in the Jiajika project. As at May 31, 2006, the Company had received RMB500,000 ($62,350) and a receivable of RMB1,980,000 ($246,708) was recorded. As the Chinese partner has not paid the remaining RMB700,000 ($87,170) and the recoverability of the RMB1,280,000 ($159,538) is uncertain, the Company has recorded an allowance for doubtful collection totalling $246,708.

As at May 31, 2006, the Company had incurred $397,919 in the Jiajika Spodumene Property.

c)	Dangxiongcuo Salt Lake Project

On September 16, 2005, the Company, through its wholly owned subsidiary, Micro Express Holdings Inc. (“Micro”), signed an agreement (the “Agreement”) for the development of Dangxiongcuo salt lake property (“DXC Salt Lake”) in Nima county of Naqu district in Tibet, China. The Agreement follows a Letter of Intent signed between the parties on July 11, 2005.

Pursuant to the Agreement, the parties have agreed to set up a Cooperative Company, (the “Cooperative”) to develop the DXC Salt Lake. The objective of the Cooperative is to use the funds provided by the Company and the skills and technology provided by the other party to produce lithium carbonate and borate from brine. The Company, through Micro, will own 65% of the Cooperative. It is anticipated that the total investment in the Cooperative will be approximately RMB240,000,000 (approximately $29,900,000).

As of May 31, 2006, the Company has advanced RMB1,000,000 ($124,600) to the joint venture partner in China as project deposit which will be used as part of the transfer fee for the mining permit. The Company is required to open a special project account within ten business days after the agreement is signed and deposit RMB3,000,000 (US$370,000) (paid). The Company also incurred $236,759 in mineral property costs.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2006 and 2005
(Stated in US Dollars) – Page 9

Note 4	Mineral Properties – (cont’d)

d)	Lushi Spodumene Property

On December 28, 2003, the Company, through MEL, entered into a Letter of Intent to earn an interest of between 90% to 92% in a 30-year mining joint venture which will hold the rights to develop the Lushi Spodumene property located in Henan Province, China. The Company shall contribute the total investment in the project. The amount of the investment will be determined by a pre-feasibility study. On April 10, 2004, the Company entered into a formal joint venture agreement with its Chinese partner to commence earning its 92% interest.

As at May 31, 2006, the Company had incurred $72,912 in the Lushi Spodumene Property and had abandoned the property.

e)	DHLT Spodumene Property

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

As at May 31, 2006, the Company had incurred $8,209 in the DHLT Spodumene Property and had abandoned the property.

Note 5	Equipment

	2006
		Accumulated
	Cost	Amortization	Net
Computer equipment	$6,149	$3,163	$2,986

	2005
		Accumulated
	Cost	Amortization	Net
Computer equipment	$5,425	$1,334	$4,091

Equipment is located in Canada.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2006 and 2005
(Stated in US Dollars) – Page 10

Note 6	Related Party Transactions

The Company was charged consulting fees during the year ended May 31, 2006 totalling $123,173 (2005: $98,862) by companies controlled by two directors of the Company.

The Company was charged rental fees included in General and Administrative during the year ended May 31, 2006 totalling $10,016 (2005: $7,054) by a company controlled by a director of the Company.

The Company was charged mineral property costs - consulting during the year ended May 31, 2006 in the amount of $43,296 (2005: $38,045) by a company controlled by a director of the Company.

Cash and cash equivalents at May 31, 2006 include $290,194 (2005: $NIL) held in trust by a director of the Company.

Included in advance receivable is $33,595 (2005: $Nil) advanced to the Vice-President of Micro.

Included in accounts payable is $23,814 (2005: $8,909) which is due to the companies controlled by the directors of the Company for their services provided.

Note 7	Capital Stock

Commitments:

a)	Capital Stock

On January 20, 2004, the Company’s Board of Directors approved the acquisition of all the issued and outstanding shares of MEL for 25,000,000 common shares of the Company. MEL is a company incorporated in British Virgin Islands and has been inactive since incorporation until 2003. MEL has entered into several joint venture agreements to develop industrial mineral properties in China. MEL was controlled by directors of the Company. Micro Express Holdings Inc. was incorporated on February 25, 2004 by the Company to hold the Company’s investment in MEL. The business combination has been accounted for as a reverse acquisition whereby the purchase method of accounting has been used with MEL being the accounting parent and the Company being the accounting subsidiary. These consolidated financial statements include the operations of the Company, being the accounting subsidiary, from the date of acquisition.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2006 and 2005
(Stated in US Dollars) – Page 11

Note 7	Capital Stock – (cont’d)

Commitments: – (cont’d

a)	Capital Stock – (cont’d)

The Company has arranged a private placement of up to 5,000,000 units at $0.50 per unit for total proceeds of $2,500,000. Each unit consists of one common share and one share purchase warrant entitling the holder the right to purchase one common share at $0.75 per share, expiring on February 16, 2006 (Note 7(c)). Upon exercise of the share purchase warrant, an additional share purchase warrant will be granted at $1.00 per share, expiring February 16, 2007. As at May 31, 2006, the Company has received total subscriptions of $1,858,000 for 3,716,000 units. Finder's fee of 101,500 units with the aforementioned terms was issued.

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

During the year ended May 31, 2006, no stock options were granted, exercised or cancelled.

As at May 31, 2006, there were a total of 3,636,000 stock options outstanding to directors and officers of the Company exercisable at $0.50 per share, expiring on February 3, 2009.

c)	Share Purchase Warrants

During the year ended May 31, 2006, there were no warrants issued, exercised or cancelled.

During the year ended May 31, 2005, 2,051,500 share purchase warrants were issued, including 101,500 warrants with a fair value of $40,110 for a finder’s fee. During the year ended May 31, 2004, 1,766,000 share purchase warrants were issued. No warrants were exercised or cancelled during the year ended May 31, 2005.

As at May 31, 2006, the Company has a total of 3,817,500 Series ‘A’ share purchase warrants outstanding. Each warrant entitled the holder thereof the right to purchase one common share at $0.75 per share expiring on February 16, 2006. Upon exercising of the warrant, an additional share purchase warrant will be granted at $1.00 per share expiring on February 16, 2007.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2006 and 2005
(Stated in US Dollars) – Page 12

Note 7	Capital Stock – (cont’d)

Commitments: – (cont’d

c)	Share Purchase Warrants – (cont’d)

On February 14, 2006, the Company reduced the exercise price of the 3,817,500 Series “A” Share Purchase Warrants from $0.75 to $0.50 each and extended the terms of Series “A” Share Purchase Warrants for two years to the earlier of:

	i)	February 16, 2008; and

	ii)	The 90th day after the day on which the weighted average trading price of the Company’s shares exceed $0.85 per share for 30 consecutive trading days.

Upon exercise of the Series “A” Share Purchase Warrant at $0.50 each, the holder will receive one Common Share of the Company and a Series “B” Share Purchase Warrant exercisable at $1.00 expiring one year after the occurrence of either (i) or (ii) as described above.

The fair values of the warrants granted to the finders range from $0.24 to $0.54 per share and were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: dividend yield of 0%, expected volatility from 73.5% to 92.5%, risk-free interest rate from 2.99% to 3.27%, and an expected life of from 1.25 to 1.5 years.

Note 8	Deferred Tax Assets

There is no current or deferred tax expense for the years ended May 31, 2006 and 2005, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.

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

	2006	2005

Deferred tax assets	$252,182	$170,332
Valuation allowance	(252,182)	(170,332)

Net deferred tax assets	$-	$-

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2006 and 2005
(Stated in US Dollars) – Page 13

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

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statement. During the year ended May 31, 2005, the Company issued 101,500 common shares at a value of $50,750 as commission paid to the broker for a private placement and issued 100,000 common shares at a value of $42,000 for investor relations’ services. As at May 31, 2005, $21,553 was included in prepaid expenses and $20,447 was expensed. These transactions were excluded from the statements of cash flows.

Note 10	Comparative Figures

Certain of the May 31, 2005 comparative figures have been reclassified to conform with the current year’s presentation.

Note 11	Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies through amounts held in China in RMB:

- cash $232,008;
- cost recovery receivable $246,708; and
- mineral property deposits $124,600.

Note 12	Income Taxes

No provision for income taxes has been provided for in these financial statements due to the net loss. At May 31, 2006, the Company has net operating loss carryforwards, which expire commencing in 2022, totalling approximately $741,713, the benefit of which has not been recorded in the financial statements.