Form 10QSB
period 2006-08-31
STERLING GROUP VENTURES INC
filed 2006-10-16
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Act Of 1934

For the quarterly period ended August 31, 2006

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

Common Stock, $0.001 par value	43,501,490
(Class)	(Outstanding as of October 3, 2006)

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

STERLING GROUP VENTURES, INC.
FORM 10-QSB
INDEX

Page

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	3

Interim Consolidated Balance Sheets of Sterling Group Ventures, Inc. at August 31, 2006 and May 31, 2006	3

Interim Consolidated Statements of Operations for the three months ended August 31, 2006 and 2005 and for the Period from July 27, 1994 (Date of Inception) to August 31, 2006	4

Interim Consolidated Statements of Cash Flows for the three months ended August 31, 2006 and 2005 and for the Period from July 27, 1994 (Date of Inception) to August 31, 2006	5-6

Interim Consolidated Statements of Stockholders' Equity for the period from July 27, 1994 (Date of Inception) to August 31, 2006	7-8

Schedule Of Mineral Property Costs	9-10

Notes to the Interim Consolidated Financial Statements	11-16

Item 2. Management's Discussion and Analysis or Plan of Operation	17

Item 3. Controls and Procedures	22

Part II - OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 2. Unregistered Sales of Equity Securities and Use of proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	24

Item 6. Exhibits	24

Signatures	24

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
August 31, 2006 and May 31, 2006
(Stated in US Dollars)
(Unaudited)

	August 31,	May 31,
	2006	2006

ASSETS

Current
Cash and cash equivalents – Note 5	$201,827	$349,954
GST receivable	4,980	13,787
Prepaid expenses	1,207	1,196
Advance receivable – Note 5	33,892	36,531

	241,906	401,468

Mineral property deposit – Note 3	-	124,600
Equipment – Note 4	2,474	2,986

	$244,380	$529,054

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 5	$132,046	$77,361

STOCKHOLDERS’ EQUITY

Capital stock – Notes 6 and 7
Common stock, $0.001 par value
500,000,000 authorized
40,277,500 issued and outstanding (May 31,	40,278	40,278
2006: 40,277,500)
Additional paid-in capital	2,190,611	2,190,611
Subscriptions received – Note 6(a)	192,320	-
Warrants	40,110	40,110
Accumulated other comprehensive loss	(583)	(583)
Deficit accumulated during the exploration stage	(2,350,402)	(1,818,723)

	112,334	451,693

	$244,380	$529,054

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended August 31, 2006 and 2005 and
for the period from July 27, 1994 (Date of Inception) to August 31, 2006
(Stated in US Dollars)
(Unaudited)

			July 27, 1994
			(Date of
	Three months ended		Inception) to
	August 31,		August 31,
	2006	2005	2006

Expenses
Accounting, audit and legal fees	$19,200	$19,680	$205,095
Bank charges	87	99	1,030
Consulting fees – Note 5	31,428	32,274	361,344
Depreciation	512	452	3,675
Filing and transfer agent fees	1,607	2,677	31,746
Foreign exchange gain	(4,529)	(123)	(6,865)
General and administrative – Note 5	5,527	3,040	38,486
Mineral property costs (recovery) – Schedule A and Note 5	474,821	40,042	933,319
Printing and mailing	-	-	16,883
Shareholder information and investor relations	-	9,947	59,700
Stock-based compensation	-	-	368,641
Travel and entertainment	3,961	3,388	107,650

Loss before other item	(532,614)	(111,476)	(2,120,704)

Other items
Interest income	935	719	17,010
Allowance for doubtful collection	-	-	(246,708)

	935	719	(229,698)

Net loss for the period	$(531,679)	$(110,757)	$(2,350,402)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	40,277,500	40,277,500

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended August 31, 2006 and 2005 and
for the period from July 27, 1994 (Date of Inception) to August 31, 2006
(Stated in US Dollars)
(Unaudited)

			July 27, 1994
			(Date of
	Three months ended		(Inception) to
	August 31,		August 31,
	2006	2005	2006

Cash Flows from Operating Activities
Net loss for the period	$(531,679)	$(110,757)	$(2,350,402)
Add (deduct) items not affecting cash:
Stock compensation expenses	-	-	368,641
Depreciation	512	452	3,675
Permit and engineering studies	-	-	150,000
Shareholder information and investor relations	-	-	20,447
Foreign exchange translation adjustment	-	-	(106)
Change in non-cash working capital items related to
operations:
GST receivable	8,807	(4,695)	(4,980)
Prepaid expenses	(11)	13,964	20,346
Advance receivable	2,639	-	(33,892)
Accounts payable and accrued liabilities	54,685	(4,201)	132,046

Cash flows used in operating activities	(465,047)	(105,237)	(1,694,225)

Cash Flows from Investing Activities
Advance on investment	-	-	(150,000)
Increase in mineral property deposit	124,600	-	-
Additions to equipment	-	-	(6,149)

Cash flows used in investing activities	124,600	-	(156,149)

Cash Flows from Financing Activities
Common stock	-	-	1,858,000
Subscriptions received	192,320	-	192,320
Amounts contributed by director	-	-	1,881

Cash flows provided by financing activities	192,320	-	2,052,201

…/cont’d

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.	Continued
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended August 31, 2006 and 2005 and
for the period from July 27, 1994 (Date of Inception) to August 31, 2006
(Stated in US Dollars)
(Unaudited)

			July 27, 1994
			(Date of
	Three months ended		(Inception) to
	August 31,		August 31,
	2006	2005	2006

Net increase (decrease) in cash and cash equivalents	(148,127)	(105,237)	201,827

Cash and cash equivalents, beginning of the period	349,954	913,343	-

Cash and cash equivalents, end of the period	$201,827	$808,106	$201,827

Cash and cash equivalents consist of:
Cash	$176,428	$655,039	$176,428
Term deposits	25,399	153,067	25,399

	$201,827	$808,106	$201,827

Non-cash transactions:
Issuance of shares for commission paid to broker for
private placement	$-	$-	$50,750

Issuance of shares for services rendered	$-	$-	$42,000

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period from July 27, 1994 (Date of Inception) to August 31, 2006
(Stated in US Dollars)
(Unaudited )

							Deficit
						Accumulated	Accumulated
			Additional			Other	During the
	Common shares		Paid-in	Subscription		Comprehensive	Exploration
	Number	Par Value	Capital	Received	Warrants	Loss	Stage	Total

Balance, July 27, 1994 (Date of Inception)	-	$-	$-	$-	$-	$-	$-	$-
Common stock	1	1	-	-	-	-	-	1
Amount contributed by director	-	-	1,881	-	-	-	-	1,881
Net loss for the periods	-	-	-	-	-	-	(7,902)	(7,902)

Balance, May 31, 2001	1	1	1,881	-	-	-	(7,902)	(6,020)
Net loss for the year	-	-	-	-	-	-	(1,860)	(1,860)

Balance, May 31, 2002	1	1	1,881	-	-	-	(9,762)	(7,880)
Net loss for the year	-	-	-	-	-	-	(1,360)	(1,360)

Balance, May 31, 2003	1	1	1,881	-	-	-	(11,122)	(9,240)
Reverse acquisition	(1)	(1)	(1,881)	-	-	-	-	(1,882)
Issuance of common shares for reverse
acquisition	25,000,000	25,000	(23,119)	-	-	-	-	1,881
Outstanding common shares of Company
prior to acquisition	11,360,000	11,360	(10,883)	-	-	(583)	-	(106)
Issuance of shares for cash pursuant to a
private placement - at $0.50	1,766,000	1,766	881,234	-	-	-	-	883,000
Stock-based compensation	-	-	368,641	-	-	-	-	368,641
Net loss for the year	-	-	-	-	-	-	(527,446)	(527,446)

Balance, May 31, 2004	38,126,000	38,126	1,215,873	-	-	(583)	(538,568)	714,848

     …/cont’d

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.	Continued
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period from July 27, 1994 (Date of Inception) to May 31, 2006
(Stated in US Dollars)
(Unaudited)

							Deficit
						Accumulated	Accumulated
			Additional			Other	During the
	Common Shares		Paid-in	Subscription		Comprehensive	Exploration
	Number	Par Value	Capital	Received	Warrants	Loss	Stage	Total

Balance, May 31, 2004	38,126,000	38,126	1,215,873	-	-	(583)	(538,568)	714,848
Issuance of shares for cash pursuant to a
private placement - at $0.50	1,950,000	1,950	973,050	-	-	-	-	975,000
Issuance of shares for finder’s fee of
private placement	101,500	102	50,648	-	-	-	-	50,750
Finders’ fees	-	-	(50,750)	-	-	-	-	(50,750)
Fair value of share purchase warrants
(finders’ fees)	-	-	(40,110)	-	40,110	-	-	-
Issuance of shares for services rendered	100,000	100	41,900	-	-	-	-	42,000
Net loss for the year	-	-	-	-	-	-	(818,954)	(818,954)

Balance, May 31, 2005	40,277,500	40,278	2,190,611	-	40,110	(583)	(1,357,522)	912,894

Net loss for the year ended May 31, 2006	-	-	-	-	-	-	(461,201)	(461,201)

Balance, May 31, 2006	40,277,500	40,278	2,190,611	-	40,110	(583)	(1,818,723)	451,693
Subscriptions received	-	-	-	192,320	-	-	-	192,320
Net loss for the three months ended
August 31, 2006	-	-	-	-	-	-	(531,679)	(531,679)

Balance, August 31, 2006	40,277,500	$40,278	$2,190,611	$192,320	$40,110	$(583)	$(2,350,402)	$112,334

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.	Schedule A
(An Exploration Stage Company)
INTERIM SCHEDULE OF MINERAL PROPERTY COSTS
for the three months ended August 31, 2006 and 2005 and
for the period from July 27, 1994 (Date of Inception) to August 31, 2006
(Stated in US Dollars)
(Unaudited)

	DXC	Jiajika	DX
	Salt Lake	Spodumene	Polymetallic
	Property	Property	Property	Total

Three months ended August 31, 2006
Administrative	$1,746	$-	$-	$1,746
Consulting fees	17,441	-	-	17,441
Engineering studies	31,177	-	-	31,177
Mining permit	377,100	-	-	377,100
Topography measurement	15,001	-	-	15,001
Travel	13,125	488	-	13,613
Wages and benefits	18,743	-	-	18,743

Balance, August 31, 2006	$414,333	$488	$-	$474,821

Three months ended August 31, 2005
Administrative	$103	$2,305	$578	$2,986
Consulting fees	2,977	8,451	9,688	21,116
Travel	306	6,086	2,046	8,438

	$3,386	$16,842	$12,312	$32,540

From Date of Inception (July 27, 1994) to August 31, 2006
Balance, May 31, 2003	$-	$-	$-	$-
Administrative	-	471	-	471
Consulting fees	-	9,263	-	9,263
Travel	-	2,763	-	2,763

Balance, May 31, 2004	-	12,497	-	12,497
Administrative	-	6,598	843	7,441
Consulting fees	-	33,799	6,552	40,351
Feasibility study	-	157,769	-	157,769
Exploration costs	-	-	30,266	30,266
Permit costs	-	150,000	-	150,000
Travel	-	15,085	1,785	16,870

Balance, May 31, 2005	-	375,748	39,446	415,194

…/cont’d

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC. Schedule A – (cont’d)
(An Exploration Stage Company)
INTERIM SCHEDULE OF MINERAL PROPERTY COSTS
for the three months ended August 31, 2006 and 2005 and
for the period from July 27, 1994 (Date of Inception) to August 31, 2006
(Stated in US Dollars)
(Unaudited)

	DXC	Jiajika	DX
	Salt Lake	Spodumene	Polymetallic
	Property	Property	Property	Total

Balance, May 31, 2005	-	375,748	39,446	415,194
Administrative	5,560	2,100	577	8,237
Consulting fees	46,629	12,062	9,688	68,379
Engineering studies	26,933	-	-	26,933
Feasibility stud	29,080	-	-	29,080
Geophysical study	31,114	-	-	31,114
Legal fees	623	-	-	623
Topography measurement	32,266	-	-	32,266
Travel	30,953	8,009	2,046	41,008
Wages and benefits	33,601	-	-	33,601
Cost recovery	-	(309,058)	-	(309,058)

Balance, May 31, 2006	236,759	88,861	51,757	377,377
Administrative	1,746	-	-	1,746
Consulting fees – Note 6	17,441	-	-	17,441
Engineering studies	31,177	-	-	31,177
Mining permit	377,100	-	-	377,100
Topography measurement	15,001	-	-	15,001
Travel	13,125	488	-	13,613
Wages and benefits	18,743	-	-	18,743

Balance, August 31, 2006	$711,092	$89,349	$51,757	$852,198

SEE ACCOMPANYING NOTES

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
August 31, 2006
(Stated in US Dollars)
(Unaudited) – Page 11

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2006
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting and Continuance of Operations

While the information presented in the accompanying interim three month consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, result of operations and cash flows for the interim periods presented. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements be read in conjunction with the Company’s May 31, 2006 annual consolidated financial statements.

Operating results for the three months ended August 31, 2006 are not necessarily indicative of the results that can be expected for the year ending May 31, 2007.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At August 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $2,350,402 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2	Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly- owned subsidiaries, Micro Express Holdings Inc., Micro Express Ltd., Huyana Ventures Limited., Makaelo Holdings Inc. and Makaelo Limited. All inter-company transactions and account balances have been eliminated.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
August 31, 2006
(Stated in US Dollars)
(Unaudited) – Page 12

Note 3	Mineral Properties

a)	Dangxiongcuo Salt Lake Project

On September 16, 2005, the Company, through its wholly owned subsidiary, Micro Express Holdings Inc. (“Micro”), signed an agreement (the “Agreement”) for the development of Dangxiongcuo salt lake property (“DXC Salt Lake”) in Nima county of Naqu district in Tibet, China. The Agreement follows a Letter of Intent signed between the parties on July 11, 2005.

Pursuant to the Agreement, the parties have agreed to set up a Cooperative Company, (the “Cooperative”) to develop the DXC Salt Lake. The objective of the Cooperative is to use the funds provided by the Company and the skills and technology provided by the other party to produce lithium carbonate and borate from brine. The Company, through Micro, will own 65% of the Cooperative. It is anticipated that the total investment in the Cooperative will be approximately RMB240,000,000 (approximately $30,168,000).

As of August 31, 2006, the Company has advanced RMB3,000,000 ($377,100) to the joint venture partner in China as a project deposit which has been used as part of the transfer fee for the mining permit. The Company has incurred a total of $711,092 in mineral property costs.

b)	Jiajika Spodumene Property

On April 5, 2005, the Company, through its wholly-owned subsidiary Micro Express Ltd. (“MEL”), signed a joint venture contract with a Chinese partner for the establishment of a joint venture company, Jihai Lithium Ltd. and the development of the Jiajika lithium deposit in Kangding District, Sichuan Province, China. On March 3, 2006, both parties agreed to terminate the joint venture and the Chinese partner will pay back RMB2,480,000 ($311,736) incurred by MEL on the project. The Chinese partner shall pay RMB1,200,000 ($150,840) and RMB1,280,000 ($160,896) before April 15, 2006 and March 30, 2007, respectively. If the Chinese partner does not pay the RMB1,280,000, the amount will be converted into an interest in the Jiajika project based on the percentage of MEL’s investment as to the total investment in the Jiajika project. As at August 31, 2006, the Company had received RMB500,000 ($62,350) and a receivable of RMB1,980,000 ($246,708) was recorded. As the Chinese partner has not paid the remaining RMB700,000 ($87,170) and the recoverability of the RMB1,280,000 ($159,538) is uncertain, the Company has recorded an allowance for doubtful collection totalling $246,708 for the year ended May 31, 2006.

As at August 31, 2006, the Company had incurred $398,407 in the Jiajika Spodumene Property.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
August 31, 2006
(Stated in US Dollars)
(Unaudited) – Page 13

Note 3	Mineral Properties – (cont’d)

c)	DX Polymetallic Project

On March 2, 2005, the Company, through its wholly-owned subsidiary, Makaelo Limited, entered into a joint venture agreement with a Chinese citizen who holds two exploration permits for a copper project (“the Project”) in Inner Mongolia, China.

The Project is comprised of two exploration permits, Donggou and Xiaoxigou, covering an area of about 52 square kilometers. The Project is located in Inner Mongolia. The Company has the right to earn 52% of a cooperative joint venture company by spending RMB 5,200,000 ($653,640) for the exploration in the permit areas over three years with the first year contributing not less than RMB2,000,000 ($251,400). The Company did not complete the required expenditures within the first year and was attempting to renegotiate this agreement.

As at August 31, 2006, the Company had incurred $51,757 in the DX Polymetallic Property and during the three months ended August 31, 2006 had abandoned the property.

Note 4	Equipment

		August 31, 2006
		Accumulated
	Cost	Amortization	Net

Computer equipment	$6,149	$3,675	$2,474

		May 31, 2006
		Accumulated
	Cost	Amortization	Net

Computer equipment	$6,149	$3,163	$2,986

The equipment is located in Canada.

Note 5	Related Party Transactions

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
August 31, 2006
(Stated in US Dollars)
(Unaudited) – Page 14

The Company was charged consulting fees during the three months ended August 31, 2006 totalling $31,202 (2005: $30,428) by companies controlled by two directors of the Company.

The Company was charged rental fees included in General and Administrative during the three months ended August 31, 2006 totalling $2,622 (2005: $2,453) by a company controlled by a director of the Company.

Note 5	Related Party Transactions – (cont’d)

The Company was charged mineral property costs - consulting during the three months ended August 31, 2006 in the amount of $11,276 (2005: $10,420) by a company controlled by a director of the Company.

Cash and cash equivalents at August 31, 2006 include $79,099 (May 31, 2006: $290,194) held in trust by a director of the Company.

Included in advance receivable is $33,892 (May 31, 2006: $33,595) advanced to the Vice- President of Micro.

Included in accounts payable is $71,890 (May 31, 2006: $23,814) which is due to companies controlled by the directors of the Company for their services provided.

Note 6	Capital Stock – Note 7

Commitments:

a)	Capital Stock

The Company had arranged a private placement of up to 5,000,000 units at $0.50 per unit for total proceeds of $2,500,000 and as at May 31, 2006, the Company had received total subscriptions of $1,858,000 for 3,716,000 units, which were issued. The private placement was closed without issuing the remaining 1,284,000 units. Each unit consists of one common share and one share purchase warrant entitling the holder the right to purchase one common share at $0.75 per share, expiring on February 16, 2006 (Note 6(c)). Upon exercise of the share purchase warrant, an additional share purchase warrant would be granted at $1.00 per share, expiring February 16, 2007. Finder's fee of 101,500 units with the aforementioned terms were issued.

The Company has arranged a private placement of 5,000,000 units at $0.15 per unit for total proceeds of $750,000. Each unit consists of one common share and one share purchase warrant entitling the holder the right to purchase one common share at $0.18 per share expiring on December 29, 2006. A 7% finder’s fee will be paid in relation to the private placement. As of August 31, 2006, the Company had received subscriptions of $192,320 for this private placement.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
August 31, 2006
(Stated in US Dollars)
(Unaudited) – Page 15

On September 20, 2006, the Company issued 2,873,990 units under this private placement, of which 2,750,300 units were issued for gross proceeds of $412,545 ($192,320 received at August 31, 2006) and 123,690 units were issued as the 7% finder’s fees.

Note 6	Capital Stock – Note 7 – (cont’d)

Commitments: – (cont’d)

b)	Stock Options

On February 3, 2004, the Board of Directors of the Company has approved the 2004 Stock Option Plan which allows the Company to grant up to 3,636,000 stock options as an incentive to directors, officers, employees and consultants.

During the quarter ended August 31, 2006, no stock options were granted, exercised or cancelled.

As at August 31, 2006, there were a total of 3,636,000 stock options outstanding to directors and officers of the Company exercisable at $0.50 per share, expiring on February 3, 2009.

c)	Share Purchase Warrants

During the three months ended August 31, 2006, there were no warrants issued, exercised or cancelled.

As at August 31, 2006, the Company has a total of 3,817,500 Series ‘A’ share purchase warrants outstanding. Each warrant entitled the holder thereof the right to purchase one common share at $0.75 per share expiring on February 16, 2006. Upon exercising of the warrant, an additional share purchase warrant will be granted at $1.00 per share expiring on February 16, 2007.

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

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
August 31, 2006
(Stated in US Dollars)
(Unaudited) – Page 16

Note 7	Subsequent Events – Note 6

By resolution dated September 27, 2006, the Company issued 350,000 common shares at $0.14 per share to settle accounts payable of $49,000 ($33,000 was included in accounts payable at August 31, 2006).

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

INTRODUCTION

The information presented here should be read in conjunction with Sterling Group Ventures, Inc.'s (the "Company") financial statements and other information included in this Form 10-QSB. The Company has presented its quarterly financial statements, which should be read in conjunction with its annual financial statements and the notes thereto for the fiscal year ended May 31, 2006.

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

On March 3, 2006, the Company, through its wholly owned subsidiary, Micro Express Ltd. (“Micro”), signed an agreement (the “Agreement”) with Sichuan Province Mining Ltd. (“SPM”) to terminate the joint venture and SPM will pay back RMB2,480,000 incurred by Micro on the project.

Pursuant to the Agreement, the parties have confirmed that Micro’s early investment of 2.48 million Yuan (RMB) to the Sichuan Jiajika Spodumene project shall be paid back 1.2 million Yuan (RMB) before April 15, 2006 and 1.28 million Yuan (RMB) before March 30, 2007. Payments shall be made directly to Micro by SPM. If SPM does not make the payment of 1.28 million to Micro before March 30, 2007, then 1.28 million yuan will be converted into Micro’s interest in Jiajika project of SPM using the formula: 1.28 million Yuan divided by registered capital contribution in Jiajika project by SPM, multiplied by 100%. Neither party shall have any other liabilities to the other party and the Agreement shall replace all previous signed agreements, contracts and MOU between Micro and SPM.

On March 2, 2005, the Company through its subsidiary, Makaelo Limited (“Makaelo”), a BVI company, had entered into a Joint Venture Agreement with Aifeng Li, an individual residing in Anyang, Henan Province of China. Pursuant to the Agreement, the parties will set up a Joint Venture company in Inner Mongolia for the exploration and development of copper and silver in the areas of Donggou and Xiaoxigou (DX). Aifeng Li will contribute all the necessary exploration licenses, achievements and geological data to the Joint Venture in exchange for 48% of the Joint Venture company, while the Company will finance the cost of exploration in return for 52% of the Joint Venture company. The Company expects the cost of exploration to be approximately $650,000 to be contributed over the three years. As a joint venture contract with the property owner could not be completed on acceptable terms, the Company made the decision during the present quarter to abandon the project.

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

As of August 31, 2006, the Company has advanced RMB3,000,000 ($377,100) to the joint venture partner in China as a project deposit which has been used as part of the transfer fee for the mining permit. The Company has incurred a total of $711,092 in the DXC Salt Lake property costs.

OUTLOOK

During the quarter ended August 31, 2006, the Company continued to undergo feasibility studies for the development of DXC salt lake property in Tibet.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended May 31, 2006; and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the three months ended August 31, 2006, as compared to the three months ended August 31, 2005.

The Company had interest income of $935 for the quarter ended August 31, 2006 as compared to $719 for the quarter ended August 31, 2005.

The operating loss increased to $531,679 for the quarter ended August 31, 2006, as compared to $110,757 for the quarter ended August 31, 2005.

For the three months ended August 31, 2006 relative to the same period in 2005, consulting services decreased by $846.

Accounting, audit and legal fees decreased by $480 for the three months ended August 31, 2006 when compared to the same period in 2005.

Mineral property costs increased by $434,779 for the three months ended August 31, 2006 when compared to the same period in 2005.

Travel expenses increased by $573 for the three months ended August 31, 2006 when compared to the same period in 2005.

The Company expects the trend of losses to continue at an increasing rate until we can achieve commercial production on some of the mineral properties, of which there can be no assurance.

LIQUIDITY AND WORKING CAPITAL

As of August 31, 2006, the Company had total current assets of $ 241,906 and total liabilities of $132,046. The Company has a working capital surplus of $ 109,860 as a result of proceeds of $192,320 from a private placement commenced in August 2006.

Stock Options

During the three months ended August 31, 2006, no stock options were granted, exercised or cancelled.

As of August 31, 2006, there were 3,636,000 stock options outstanding exercisable at $0.50 per share, expiring on February 3, 2009.

Share Purchase Warrants

During the three months period ended August 31, 2006, there were no warrants issued, exercised or cancelled.

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

As at August 31, 2006, the Company has a total of 3,817,500 Series “A” Share Purchase Warrants outstanding.

The Company has no other capital resources other than the ability to use its common stock to raise additional capital or raise capital through the exercise of the options or the warrants by the unit holders.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol SGGV. As of October 3, 2006, there were approximately 43,501,490 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

ITEM 3. CONTROLS AND PROCEDURES

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of August 31, 2006, and has concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Capital Stock

In February 2004, the Company commenced a private placement of up to 5,000,000 units at $0.50 per unit for total proceeds of $2,500,000. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one common share for two years, at $0.50 per share in the first year or $0.75 in the second year (“A” warrant), with a expire date on February 16, 2006. Upon exercising an “A” warrant, the holder of each unit will have one additional non-transferable share purchase warrant at $1.00 (“B” warrant) for another year, with an expire date on February 16, 2007. As at May 31, 2006, the Company had received total subscriptions of $1,858,000 for 3,716,000 units , which were issued. A finder's fee of 101,500 units was issued under the same abovementioned terms. The private placement was closed without issuing the remaining 1,284,000 units.

In August 2006, the Company commenced a private placement of up to 5,000,000 units at $0.15 per unit for total proceeds of $750,000. Each unit consists of one common share and one non-transferable share purchase warrant(“C” warrant). Each “C” warrant will be exercisable to acquire one additional common share expiring on December 29, 2006 at a price of $0.18 per share. The proceeds from this private placement will be used for general working capital.

As of August 31, 2006, the Company has received total subscriptions of $192,320 for the private placement.

On September 20, 2006, the Company issued 2,873,990 units for $0.15 per unit under the private placement, of which 2,750,300 units were issued for a gross proceed of $412,545 and 123,690 units were issued as a 7% finder’s fees. Each unit consists of one common share and one non-transferable share purchase warrant(“C” warrant). Each “C” warrant will be exercisable to acquire one additional common share expiring on December 29, 2006 at a price of $0.18 per share.

On October 3, 2006, the Company issued 350,000 common shares at $0.14 per share to settle accounts payable of $49,000 ($33,000 was included in accounts payable at August 31, 2006) with Braun & Co., the Company's legal counsel.

Stock Options

During the three months ended August 31, 2006, no stock options were granted, exercised or cancelled.

As of August 31, 2006, there were 3,636,000 stock options outstanding exercisable at $0.50 per share, expiring on February 3, 2009.

Share Purchase Warrants

During the three months period ended August 31, 2006, there were no warrants issued, exercised or cancelled.

On February 14, 2006, the Company has reduced the exercise price of the 3,817,500 Series “A” Share Purchase Warrants from $0.75 to $0.50 each and extended the terms of the Series “A” Share Purchase Warrants for two years to the earlier of:

(a) February 16, 2008; or

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

As at August 31, 2006, the Company has a total of 3,817,500 Series “A” Share Purchase Warrants outstanding.

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

Date: October 13, 2006
STERLING GROUP VENTURES, INC.
/s/ Raoul Tsakok
Raoul Tsakok, Chairman & CEO