Form 10QSB
period 2006-11-30
STERLING GROUP VENTURES INC
filed 2007-01-16
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Act Of 1934

For the quarterly period ended November 30, 2006

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

Common Stock, $0.001 par value	43,501,490
(Class)	(Outstanding as of January 8, 2007)

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

STERLING GROUP VENTURES, INC.
FORM 10-QSB
INDEX

Page

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	3

Interim Consolidated Balance Sheets of Sterling Group Ventures, Inc. at November 30, 2006 and May 31, 2006	3

Interim Consolidated Statements of Operations for the three and six months ended November 30, 2006 and 2005 and for the Period from July 27, 1994 (Date of Inception) to November 30, 2006	4

Interim Consolidated Statements of Cash Flows for the six months ended November 30, 2006 and 2005 and for the Period from July 27, 1994 (Date of Inception) to November 30, 2006	5

Interim Consolidated Statements of Stockholders' Equity(Deficiency) for the period from July 27, 1994 (Date of Inception) to November 30, 2006	6-8

Schedule Of Mineral Property Costs	9-10

Notes to the Interim Consolidated Financial Statements	11-15

Item 2. Management's Discussion and Analysis or Plan of Operation	16

Item 3. Controls and Procedures	21

Part II - OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 2. Unregistered Sales of Equity Securities and Use of proceeds	22

Item 3. Defaults Upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	23

Item 6. Exhibits	23

Signatures	23

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
November 30, 2006 and May 31, 2006
(Stated in US Dollars)
(Unaudited)

	November 30,	May 31,
	2006	2006

ASSETS

Current Assets
Cash and cash equivalents – Note 5	$391,877	$349,954
GST receivable	7,769	13,787
Prepaid expenses	18,539	1,196
Advance receivable - Note 5	18,521	36,531

Total current assets	436,706	401,468

Mineral property deposit	-	124,600
Equipment - Note 4	4,375	2,986

Total Assets	$441,081	$529,054

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and other accrued liabilities - Note 5	$146,672	$77,361

Stockholders' Equity – Note 6
Common Stock : $0.001 Par Value
Authorized : 500,000,000
Issued and Outstanding : 43,501,490 (May 31, 2006: 40,277,500)	43,502	40,278
Additional Paid In Capital	2,639,037	2,190,611
Warrants	50,005	40,110
Accumulated Other Comprehensive Loss	(583)	(583)
Deficit accumulated during the exploration stage	(2,437,552)	(1,818,723)

Total Stockholders' Equity	294,409	451,693

Total Liabilities and Stockholders' Equity	$441,081	$529,054

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended November 30, 2006 and 2005 and for the period from July 27, 1994 (Date of Inception) to November 30, 2006
(Stated in US Dollars)
(Unaudited)

					July 27, 1994
					(Date of
	Three months ended		Six months ended		Inception) to
	November 30,		November 30,		November 30,
	2006	2005	2006	2005	2006

Expenses
Accounting, audit and legal fees	$11,149	$14,033	$30,349	$33,713	$216,244
Bank charges	54	44	141	143	1,084
Consulting fees – Note 5	28,350	30,935	59,778	63,209	389,694
Depreciation	732	452	1,244	904	4,407
Filing fees and transfer agent	681	506	2,288	3,183	32,427
Foreign exchange gain	(8,109)	(6,151)	(12,638)	(6,274)	(14,974)
General and administrative – Note 5	3,538	3,132	9,065	6,172	42,024
Mineral property costs (recovery) – Schedule A,
Note 5	63,213	42,118	538,034	82,160	996,532
Printing and mailing	-	-	-	-	16,883
Shareholder information and investor relations	-	9,948	-	19,895	59,700
Stock-based compensation	-	-	-	-	368,641
Travel and entertainment	1,816	2,033	5,777	5,421	109,466

	(101,424)	(97,050)	(634,038)	(208,526)	(2,222,128)

Other items
Interest income	1,440	991	2,375	1,710	18,450
Recovery of doubtful collection – Note 3(b)	12,834	-	12,834	-	12,834
Allowance for doubtful collection	-		-	-	(246,708)

	14,274	991	15,209	1,710	(215,424)

Net loss for the period	$(87,150)	$(96,059)	$(618,829)	$(206,816)	$(2,437,552)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	42,778,349	40,277,500	41,521,092	40,277,500

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended November 30, 2006 and 2005 and
for the period from July 27, 1994 (Date of Inception) to November 30, 2006
(Stated in US Dollars) (Unaudited)

			July 27, 1994
			(Date of
	Six months ended		Inception) to
	November 30,		November 30,
	2006	2005	2006
Cash flows from operating activities
Net loss for the period	$(618,829)	$(206,816)	$(2,437,552)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities
Stock compensation expenses	-	-	368,641
Depreciation	1,244	904	4,407
Permit and engineering studies	-	-	150,000
Shareholder information and investor relations	-	-	20,447
Translation adjustment	-	-	(106)
Changes in non-cash working capital items related to operations
GST receivable	6,018	(8,312)	(7,769)
Prepaid expenses	(258)	21,933	20,099
Advance receivable	18,010	-	(18,521)
Accounts payable and accrued liabilities	101,226	5,908	178,587

Net cash used in operating activities	(492,589)	(186,383)	(1,721,767)

Cash flows from investing activities
Advance on investment	-	-	(150,000)
Mineral property deposit	124,600	(123,860)	-
Additions to equipment	(2,633)	-	(8,782)

Net cash flows provided by (used in) investing activities	121,967	(123,860)	(158,782)

Cash flows from financing activities
Common stock	412,545	-	2,270,545
Amounts contributed by director	-	-	1,881

Net cash flows provided by financing activities	412,545	-	2,272,426

Net increase (decrease) in cash and cash equivalents	41,923	(310,243)	391,877
Cash and cash equivalents – beginning of the period	349,954	913,343	-

Cash and cash equivalents – end of the period	$391,877	$603,100	$391,877

Cash and cash equivalents consist of:
Cash	$365,998	$328,328	$365,998
Term deposits	25,879	274,772	25,879

	$391,877	$603,100	$397,877
Supplemental Information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-Cash Transactions:
Issuance of shares for commission paid to broker for private placement	$21,646	$-	$72,396
Issuance of shares for services rendered and prepaid expenses	$49,000	$-	$91,000
Issuance of share purchase warrants for finder’s fee paid to broker for
private placement	$9,895	$-	$9,895

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period from July 27, 1994 (Date of Inception) to November 30, 2006
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

Continued

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period from July 27, 1994 (Date of Inception) to November 30, 2006
(Stated in US Dollars)
(Unaudited)

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the
	Common Shares		Paid-in		Comprehensive	Exploration
	Number	Par Value	Capital	Warrants	Loss	Stage	Total

Balance, May 31, 2004	38,126,000	38,126	1,215,873	-	(583)	(538,568)	714,848
Issuance of shares for cash pursuant to a
private placement - at $0.50	1,950,000	1,950	973,050	-	-	-	975,000
Issuance of shares for finder’s fee of
private placement	101,500	102	50,648	-	-	-	50,750
Finders’ fees	-	-	(50,750)	-	-	-	(50,750)
Fair value of share purchase warrants
(finders’ fees)	-	-	(40,110)	40,110	-	-	-
Issuance of shares for services rendered	100,000	100	41,900	-	-	-	42,000
Net loss for the year	-	-	-	-	-	(818,954)	(818,954)

Balance, May 31, 2005	40,277,500	40,278	2,190,611	40,110	(583)	(1,357,522)	912,894
Net loss for the year ended May 31, 2006	-	-	-	-	-	(461,201)	(461,201)

Balance, May 31, 2006	40,277,500	40,278	2,190,611	40,110	(583)	(1,818,723)	451,693

…/cont’d

SEE ACCOMPANYING NOTES

Continued

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period from July 27, 1994 (Date of Inception) to November 30, 2006
(Stated in US Dollars)
(Unaudited)

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the
	Common Shares		Paid-in		Comprehensive	Exploration
	Number	Par Value	Capital	Warrants	Loss	Stage	Total

Balance, May 31, 2006	40,277,500	40,278	2,190,611	40,110	(583)	(1,818,723)	451,693
Issuance of shares for cash pursuant to a
private placement - at $0.150	2,750,700	2,750	409,795	-	-	-	412,545
Issuance of shares for finder’s fee of private
placement	123,690	124	21,522	-	-	-	21,646
Finder’s fee	-	-	(21,646)	-	-	-	(21,646)
Fair value of share purchase warrants
(finder’s fee)	-	-	(9,895)	9,895	-	-	-
Issuance of shares for services rendered	350,000	350	48,650	-	-	-	49,000
Net loss for the six months ended
November 30, 2006	-	-	-	-	-	(618,829)	(618,829)

Balance, November 30, 2006	43,501,490	$43,502	$2,639,037	$50,005	$(583)	$(2,437,552)	$294,409

SEE ACCOMPANYING NOTES

Schedule A

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM SCHEDULE OF MINERAL PROPERTY COSTS
for the three and six months ended November 30, 2006 and 2005 and for the period from July 27, 1994 (Date of Inception) to November 30, 2006
(Stated in US Dollars)
(Unaudited)

	DXC	Jiajika	DX
	Salt Lake	Spodumene	Polymetallic
	Property	Property	Property	Total

Three months ended November 30, 2006
Administrative	$1,578	$-	$-	$1,578
Consulting fees	17,456	-	-	17,456
Engineering studies	7,872	-	-	7,872
Mining permit	5,820	-	-	5,820
Topography	-	-	-	-
Travel	13,543	-	-	13,543
Wages and benefits	16,944	-	-	16,944

Balance, November 30, 2006	$63,213	$-	$-	$63,213

Three months ended November 30, 2005
Administrative	$734	$384	$-	$1,118
Consulting fees	15,815	1,534	-	17,349
Feasibility study	14,876	-	-	14,876
Legal fees	623	-	-	623
Travel	7,068	335	-	7,403

Balance, November 30, 2005	$39,116	$2,253	$-	$41,369

Six months ended November 30, 2006
Administrative	$3,324	$-	$-	$3,324
Consulting fees	34,897	-	-	34,897
Engineering studies	39,049	-	-	39,049
Mining permit	382,920	-	-	382,920
Topography measurement	15,001	-	-	15,001
Travel	26,668	488	-	27,156
Wages and benefit	35,687	-	-	35,687

Balance, November 30, 2006	$537,546	$488	$-	$538,034

Six months ended November 30, 2005
Administrative	$837	$2,689	$578	$4,104
Consulting fees	18,792	9,985	9,688	38,465
Feasibility study	14,876	-	-	14,876
Legal fees	623	-	-	623
Travel	7,374	6,421	2,046	15,841

Balance, November 30, 2005	$42,502	$19,095	$12,312	$73,909

     …/cont’d

SEE ACCOMPANYING NOTES

Continued
Schedule A

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM SCHEDULE OF MINERAL PROPERTY COSTS
for the three and six months ended August 31, 2006 and 2005 and for the period from July 27, 1994 (Date of Inception) to November 30, 2006
(Stated in US Dollars)
(Unaudited)

	DXC	Jiajika	DX
	Salt Lake	Spodumene	Polymetallic
	Property	Property	Property	Total

July 27, 1994 (Date of Inception) to
November 30, 2006

Balance, May 31, 2003	$-	$-	$-	$-
Administrative	-	471	-	471
Consulting fees	-	9,263	-	9,263
Travel	-	2,763	-	2,763

Balance, May 31, 2004	-	12,497	-	12,497
Administrative	-	6,598	843	7,441
Consulting fees	-	33,799	6,552	40,351
Feasibility study	-	157,769	-	157,769
Exploration costs	-	-	30,266	30,266
Permit costs	-	150,000	-	150,000
Travel	-	15,085	1,785	16,870

Balance, May 31, 2005	-	375,748	39,446	415,194
Administrative	5,560	2,100	577	8,237
Consulting fees	46,629	12,062	9,688	68,379
Engineering studies	26,933	-	-	26,933
Feasibility study	29,080	-	-	29,080
Geophysical study	31,114	-	-	31,114
Legal fees	623	-	-	623
Topography measurement	32,266	-	-	32,266
Travel	30,953	8,009	2,046	41,008
Wages and benefits	33,601	-	-	33,601
Cost recovery	-	(309,058)	-	(309,058)

Balance, May 31, 2006	236,759	88,861	51,757	377,377
Administrative	3,324	-	-	3,324
Consulting fees – Note 5	34,897	-	-	34,897
Engineering studies	39,049	-	-	39,049
Mining permit	382,920	-	-	382,920
Topography measurement	15,001	-	-	15,001
Travel	26,668	488	-	27,156
Wages and benefits	35,687	-	-	35,687

Balance, November 30, 2006	$774,305	$89,349	$51,757	$915,411

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2006
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

Operating results for the six-month period ended November 30, 2006 are not necessarily indicative of the results that can be expected for the year ending May 31, 2007.

The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At November 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $2,437,552 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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
November 30, 2006
(Stated in US Dollars)

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

Pursuant to the Agreement, the parties have agreed to set up a Cooperative Company, (the “Cooperative”) to develop the DXC Salt Lake. The objective of the Cooperative is to use the funds provided by the Company and the skills and technology provided by the other party to produce lithium carbonate and borate from brine. The Company, through Micro, will own 65% of the Cooperative. It is anticipated that the total investment in the Cooperative will be approximately RMB240,000,000 (approximately $30,633,600).

As of November 30, 2006, the Company has incurred a total of $774,305 in mineral property costs.

	b)	Jiajika Spodumene Property

On April 5, 2005, the Company, through its wholly-owned subsidiary Micro Express Ltd. (“MEL”), signed a joint venture contract with a Chinese partner for the establishment of a joint venture company, Jihai Lithium Ltd. and the development of the Jiajika lithium deposit in Kangding District, Sichuan Province, China. On March 3, 2006, both parties agreed to terminate the joint venture and the Chinese partner will pay back RMB2,480,000 ($316,547) incurred by MEL on the project. The Chinese partner shall pay RMB1,200,000 ($153,168) and RMB1,280,000 ($163,379) before April 15, 2006 and March 30, 2007, respectively. If the Chinese partner does not pay the RMB1,280,000, the amount will be converted into an interest in the Jiajika project based on the percentage of MEL’s investment as to the registered capital contribution in Jiajika project by the Chinese partner. As at May 31, 2006, the Company had received RMB500,000 ($62,350) and a receivable of RMB1,980,000 ($246,708) was recorded. As the Chinese partner has not paid the remaining RMB700,000 ($87,170) and the recoverability of the RMB1,280,000 ($159,538) is uncertain, the Company has recorded an allowance for doubtful collection totalling $246,708 for the year ended May 31, 2006. In September 2006, the Company received RMB100,000 ($12,780) back from the Chinese partner. This amount was reported as recovery of doubtful collection in the Consolidated Statement of Operation.

As at November 30, 2006, the Company had incurred $398,407 in the Jiajika Spodumene Property.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
November 30, 2006
(Stated in US Dollars)

Note 3	Mineral Properties – (cont’d)

	c)	DX Polymetallic Project

On March 2, 2005, the Company, through its wholly-owned subsidiary, Makaelo Limited, entered into a joint venture agreement with a Chinese citizen who holds two exploration permits for a copper project (“the Project”) in Inner Mongolia, China.

The Project is comprised of two exploration permits, Donggou and Xiaoxigou, covering an area of about 52 square kilometers. The Project is located in Inner Mongolia. The Company has the right to earn 52% of a cooperative joint venture company by spending RMB 5,200,000 ($663,728) for the exploration in the permit areas over three years with the first year contributing not less than RMB2,000,000 ($255,280). The Company did not complete the required expenditures within the first year and was attempting to renegotiate this agreement.

As at November 30, 2006, the Company had incurred $51,757 in the DX Polymetallic Property and had abandoned the property.

Note 4	Equipment

	November 30, 2006
		Accumulated
	Cost	Amortization	Net

Computer equipment	$8,782	$4,407	$4,375

		May 31, 2006
		Accumulated
	Cost	Amortization	Net

Computer equipment	$6,149	$3,163	$2,986

The equipment is located in Canada and China.

Note 5	Related Party Transactions

The Company was charged consulting fees during the three and six months ended November 30, 2006 totalling $28,121 (2005: $30,710) and $59,323 (2005: $61,138), respectively, by companies controlled by two directors of the Company.

The Company was charged consulting fees during the three and six months ended November 30, 2006 totalling $4,585 (2005: $NIL) and $9,095 (2005: $2,973), respectively, by the Vice President of Micro.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
November 30, 2006
(Stated in US Dollars)

Note 5	Related Party Transactions – (cont’d)

The Company was charged rental fees included in General and Administrative during the three and six months ended November 30, 2006 totalling $2,621 (2005: $2,472) and $5,243 (2005: $4,924), respectively, by a company controlled by a director of the Company.

The Company was charged mineral property costs - consulting during the three and six months ended November 30, 2006 in the amount of $11,186 (2005: $10,732) and $22,462 (2005: $21,153), respectively, by a company controlled by a director of the Company.

Cash and cash equivalents at November 30, 2006 include $58,017 (May 31, 2006: $290,194) held in trust by a director of the Company.

Included in advance receivable is $18,521 (May 31, 2006: $33,595) advanced to the Vice- President of Micro.

Included in accounts payable is $114,871 (May 31, 2006: $23,814) which is due to the companies controlled by the directors of the Company for their services provided.

Note 6	Capital Stock

Commitments:

	a)	Capital Stock

The Company planned a private placement of up to 5,000,000 units at $0.15 per unit for a total proceeds of $750,000. Each unit consists of one common share and one share purchase warrant entitling the holder the right to purchase one common share at $0.18 per share expiring on December 29, 2006 (the Series “C” Share Purchase Warrants). A 7% finder’s fee will be paid in relation to the private placement. As of November 30, 2006, the Company had received total subscription of $412,545 for 2,750,300 units. The private placement was closed without issuing the remaining 2,249,700 units. Finder's fee of 123,690 units with the aforementioned terms was issued.

	b)	Stock Options

On February 3, 2004, the Board of Directors of the Company has approved the 2004 Stock Option Plan which allows the Company to grant up to 3,636,000 stock options as an incentive to directors, officers, employees and consultants.

During the six months ended November 30, 2006, no stock options were granted, exercised or cancelled.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
November 30, 2006
(Stated in US Dollars)

	b)	Stock Options – (cont’d)

As at November 30, 2006, there were a total of 3,636,000 stock options outstanding to directors and officers of the Company exercisable at $0.50 per share, expiring on February 3, 2009.

	c)	Share Purchase Warrants

During the six months ended November 30, 2006, 2,873,990 Series “C” warrants were issued, including 123,690 warrants with a fair value of $9,895 for a finder’s fee. Each Series “C” warrant entitles the holder thereof the right to purchase one common share at $0.18 per share expiring on December 29, 2006. No warrant was exercised or cancelled during the period. On December 22, 2006, the Company extended the expiry date of the 2,873,990 Series “C” Share Purchase Warrants from December 29, 2006 to February 29, 2008. The exercise price of the warrants remains unchanged at $0.18 per share.

The fair value of the Series “C” warrants granted to the finders was $0.08 per share and were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: dividend yield of 0%, expected volatility of 98.91%, risk-free interest rate of 5.0%, and an expected life of 1.3 years.

As at November 30, 2006, the Company has a total of 3,817,500 and 2,873,990 Series “A” and “C” share purchase warrants outstanding, respectively.

Each Series “A” warrant entitled the holder thereof the right to purchase one common share at $0.50 per share expiring on the earlier of:

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

Note 7	Subsequent Events

Pursuant to a directors’ resolution dated December 11, 2006, the Company granted the power of attorney to two Chinese representatives to oversee the DXC Salt Lake Project. On December 15, 2006, the Company advanced $66,510 to these representatives as working capital for the mining projects.

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

As of November 30, 2006, the Company has advanced RMB3,000,000 ($382,920) to the joint venture partner in China as a project deposit which has been used as part of the transfer fee for the mining permit. The Company has incurred a total of $774,305 in the DXC Salt Lake property costs.

OUTLOOK

During the quarter ended November 30, 2006, the Company continued to undergo feasibility studies for the development of DXC salt lake property in Tibet.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended May 31, 2006; and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the three and six months ended November 30, 2006, as compared to the three and six months ended November 30, 2005.

The Company had interest income of $1,440 for the quarter ended November 30, 2006 as compared to $991 for the quarter ended November 30, 2005. For the six months ended November 30, 2006 the Company had interest income of $2,375 as compared to $1,710 for the six months ended November 30, 2005.

The operating loss decreased to $87,150 for the quarter ended November 30, 2006, as compared to $96,059 for the quarter ended November 30, 2005, while the operating loss for six months ended November 30, 2006 was $618,829 as compared to $206,816 for the six months ended November 30, 2005.

For the three months ended November 30, 2006 relative to the same period in 2005, consulting services decreased by $2,585, while consulting services decreased by $3,431 for the six months ended November 30, 2006 relative to the same period in 2005.

Accounting, audit and legal fees decreased by $2,884 for the three months ended November 30, 2006 when compared to the same period in 2005. Accounting, audit and legal fees decreased by $ 3,364 for the six months ended November 30, 2006 when compared to the same period in 2005.

Mineral property costs increased by $21,095 for the three months ended November 30, 2006 when compared to the same period in 2005. Mineral property costs increased by $455,874 for the six months ended November 30, 2006 when compared to the same period in 2005 due to the mining permit cost for the DXC salt lake project.

Travel expenses decreased by $217 for the three months ended November 30, 2006 when compared to the same period in 2005. Travel expenses increased by $356 for the six months ended November 30, 2006 when compared to the same period in 2005.

The Company expects the trend of losses to continue at an increasing rate until we can achieve commercial production on some of the mineral properties, of which there can be no assurance.

LIQUIDITY AND WORKING CAPITAL

As of November 30, 2006, the Company had total current assets of $ 436,706 and total liabilities of $146,672. The Company has a working capital surplus of $ 290,034 as a result of proceeds of $412,545 from a private placement commenced in August 2006.

Stock Options

During the six months ended November 30, 2006, no stock options were granted, exercised or cancelled.

As of November 30, 2006, there were 3,636,000 stock options outstanding exercisable at $0.50 per share, expiring on February 3, 2009.

Share Purchase Warrants

During the three months ended November 30, 2006, 2,873,990 Series “C”warrants were issued, including 123,690 warrants for a finder’s fee. Each Series “C” warrant entitles the holder thereof the right to purchase one common share at $0.18 per share expiring on December 29, 2006. No warrant was exercised or cancelled during the period.

On December 22, 2006, the Company extended the expiry date of the 2,873,990 Series “C” Share Purchase Warrants from December 29, 2006 to February 29, 2008. The exercise price of the warrants remains unchanged at $0.18 per share.

As at November 30, 2006, the Company has a total of 3,817,500 and 2,873,990 Series “A” and “C” share purchase warrants outstanding, respectively.

Each Series “A” warrant entitled the holder thereof the right to purchase one common share at $0.50 per share expiring on the earlier of:

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol SGGV. As of January 8, 2007, there were approximately 43,501,490 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

ITEM 3. CONTROLS AND PROCEDURES

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of November 30, 2006, and has concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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

On September 20, 2006, the Company issued 2,873,990 units for $0.15 per unit under the private placement, of which 2,750,300 units were issued for a gross proceed of $412,545 and 123,690 units were issued as a 7% finder’s fees. Each unit consists of one common share and one non-transferable share purchase warrant(“C” warrant). Each “C” warrant will be exercisable to acquire one additional common share expiring on December 29, 2006 at a price of $0.18 per share.The private placement was closed without issuing the remaining 2,249,700 units.

On October 3, 2006, the Company issued 350,000 common shares at $0.14 per share to settle accounts payable of $49,000 ($33,000 was included in accounts payable at November 30, 2006) with Braun & Co., the Company's legal counsel.

Stock Options

During the six months ended November 30, 2006, no stock options were granted, exercised or cancelled.

As of November 30, 2006, there were 3,636,000 stock options outstanding exercisable at $0.50 per share, expiring on February 3, 2009.

Share Purchase Warrants

During the three months ended November 30, 2006, 2,873,990 Series “C”warrants were issued, including 123,690 warrants for a finder’s fee. Each Series “C” warrant entitles the holder thereof the right to purchase one common share at $0.18 per share expiring on December 29, 2006. No warrant was exercised or cancelled during the period.

On December 22, 2006, the Company extended the expiry date of the 2,873,990 Series “C” Share Purchase Warrants from December 29, 2006 to February 29, 2008. The exercise price of the warrants remains unchanged at $0.18 per share.

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

As at November 30, 2006, the Company has a total of 3,817,500 and 2,873,990 Series “A” and “C” share purchase warrants outstanding, respectively.

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

Date: January 12, 2007
STERLING GROUP VENTURES, INC.
/s/ Raoul Tsakok
Raoul Tsakok, Chairman & CEO