Form 10QSB
period 2007-02-28
STERLING GROUP VENTURES INC
filed 2007-04-13
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Act Of 1934

For the quarterly period ended February 28, 2007

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

Common Stock, $0.001 par value	43,501,490
(Class)	(Outstanding as of April 10, 2007)

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

STERLING GROUP VENTURES, INC.
FORM 10-QSB
INDEX

Page

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	3

Interim Consolidated Balance Sheets of Sterling Group Ventures, Inc. at February 28, 2007 and May 31, 2006	3

Interim Consolidated Statements of Operations for the three and nine months ended February 28, 2007 and 2006 and for the Period from July 27, 1994 (Date of Inception) to February 28, 2007	4

Interim Consolidated Statements of Cash Flows for the nine months ended February 28, 2007 and 2006 and for the Period from July 27, 1994 (Date of Inception) to February 28, 2007	5

Interim Consolidated Statements of Stockholders' Equity(Deficiency) for the period from July 27, 1994 (Date of Inception) to February 28, 2007	6-8

Schedule Of Mineral Property Costs	9-11

Notes to the Interim Consolidated Financial Statements	12-16

Item 2. Management's Discussion and Analysis or Plan of Operation	17

Item 3. Controls and Procedures	22

Part II - OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 2. Unregistered Sales of Equity Securities and Use of proceeds	23

Item 3. Defaults Upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 5. Other Information	24

Item 6. Exhibits	24

Signatures	24

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
February 28, 2007 and May 31, 2006
(Stated in US Dollars)
(Unaudited)

	February 28,	May 31,
	2007	2006

ASSETS

Current Assets
Cash and cash equivalents – Note 5	$301,518	$349,954
GST receivable	8,492	13,787
Prepaid expenses	19,220	1,196
Advance receivable - Note 5	15,646	36,531

Total current assets	344,876	401,468

Mineral property deposit	-	124,600
Equipment - Note 4	3,643	2,986

Total Assets	$348,519	$529,054

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and other accrued liabilities - Note 5	$178,111	$77,361

Stockholders' Equity – Note 6
Common Stock : $0.001 Par Value
Authorized : 500,000,000
Issued and Outstanding : 43,501,490 (May 31, 2006: 40,277,500)	43,502	40,278
Additional Paid In Capital	2,639,037	2,190,611
Warrants	50,005	40,110
Accumulated Other Comprehensive Loss	(583)	(583)
Deficit accumulated during the exploration stage	(2,561,553)	(1,818,723)

Total Stockholders' Equity	170,408	451,693

Total Liabilities and Stockholders' Equity	$348,519	$529,054

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended February 28, 2007 and 2006 and for the period from July 27, 1994 (Date of Inception) to February 28, 2007
(Stated in US Dollars)
(Unaudited)

					July 27, 1994
					(Date of
	Three months ended		Nine months ended		Inception) to
	February 28,		February 28,		February 28,
	2007	2006	2007	2006	2007

Expenses
Accounting, audit and legal fees	$15,642	$7,941	$45,991	$41,654	$231,886
Bank charges	156	13	297	156	1,240
Consulting fees – Note 5	27,988	31,124	87,766	94,333	417,682
Depreciation	732	452	1,976	1,356	5,139
Filing fees and transfer agent	-	378	2,288	3,561	32,427
Foreign exchange gain	(12)	883	(12,650)	(5,391)	(14,986)
General and administrative – Note 5	5,376	3,386	14,441	9,558	47,400
Mineral property costs (recovery) – Schedule A,
Note 5	89,117	91,837	627,151	173,997	1,085,649
Printing and mailing	-	1,524	-	1,524	16,883
Shareholder information and investor relations	-	1,658	-	21,553	59,700
Stock-based compensation	-	-	-	-	368,641
Travel and entertainment	1,740	13,995	7,517	19,416	111,206

	(140,739)	(153,191)	(774,777)	(361,717)	(2,362,867)

Other items
Interest income	2,108	1,381	4,483	3,091	20,558
Recovery of doubtful collection – Note 3(b)	14,630	-	27,464	-	27,464
Allowance for doubtful collection	-		-	-	(246,708)

	16,738	1,381	31,947	3,091	(198,686)

Net loss for the period	$(124,001)	$(151,810)	$(742,830)	$(358,626)	$(2,561,553)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of shares outstanding	43,377,800	40,277,500	41,999,828	40,277,500

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended February 28, 2007 and 2006 and
for the period from July 27, 1994 (Date of Inception) to February 28, 2007
(Stated in US Dollars)
(Unaudited)

			July 27, 1994
			(Date of
	Nine months ended		Inception) to
	February 28,		February 28,
	2007	2006	2007
Cash flows from operating activities
Net loss for the period	$(742,830)	$(358,626)	$(2,561,553)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities
Stock compensation expenses	-	-	368,641
Depreciation	1,976	1,356	5,139
Permit and engineering studies	-	-	150,000
Shareholder information and investor relations	-	-	20,447
Accounting, audit and legal fees	49,000	-	49,000
Translation adjustment	-	-	(106)
Changes in non-cash working capital items related to operations
GST receivable	5,295	2,234	(8,492)
Prepaid expenses	(18,024)	23,964	2,333
Advance receivable	20,885	-	(15,646)
Accounts payable and accrued liabilities	100,750	9,611	178,111

Net cash used in operating activities	(582,948)	(321,461)	(1,812,126)

Cash flows from investing activities
Advance on investment	-	-	(150,000)
Mineral property deposit	124,600	(124,430)	-
Additions to equipment	(2,633)	-	(8,782)

Net cash flows provided by (used in) investing activities	121,967	(124,430)	(158,782)

Cash flows from financing activities
Common stock	412,545	-	2,270,545
Amounts contributed by director	-	-	1,881

Net cash flows provided by financing activities	412,545	-	2,272,426

Net increase (decrease) in cash and cash equivalents	(48,436)	(445,891)	301,518
Cash and cash equivalents – beginning of the period	349,954	913,343	-

Cash and cash equivalents – end of the period	$301,518	$467,452	$301,518

Cash and cash equivalents consist of:
Cash	$122,417	$392,566	$122,417
Term deposits	179,101	74,886	179,101

	$301,518	$467,452	$301,518
Supplemental Information:
Cash paid for:
Interest	$19	$-	$19
Income taxes	$-	$-	$-
Non-Cash Transactions:
Issuance of shares for commission paid to broker for private placement	$21,646	$-	$72,396
Issuance of shares for services rendered and prepaid expenses	$49,000	$-	$91,000
Issuance of share purchase warrants for finder’s fee paid to broker for
private placement	$9,895	$-	$9,895

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period from July 27, 1994 (Date of Inception) to February 28, 2007
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

. Continued

STERLING GROUP VENTURES, INC
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period from July 27, 1994 (Date of Inception) to February 28, 2007
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

Continued

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period from July 27, 1994 (Date of Inception) to February 28, 2007
(Stated in US Dollars)
(Unaudited)

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the
	Common Shares		Paid-in		Comprehensive	Exploration
	Number	Par Value	Capital	Warrants	Loss	Stage	Total

Balance, May 31, 2006	40,277,500	40,278	2,190,611	40,110	(583)	(1,818,723)	451,693
Issuance of shares for cash pursuant to a private
placement - at $0.15	2,750,300	2,750	409,795	-	-	-	412,545
Issuance of shares for finder’s fee of private placement	123,690	124	21,522	-	-	-	21,646
Finder’s fee	-	-	(21,646)	-	-	-	(21,646)
Fair value of share purchase warrants (finder’s fee)	-	-	(9,895)	9,895	-	-	-
Issuance of shares for services rendered	350,000	350	48,650	-	-	-	49,000
Net loss for the nine months ended February 28, 2007	-	-	-	-	-	(742,830)	(742,830)

Balance, February 28, 2007	43,501,490	$43,502	$2,639,037	$50,005	$(583)	$(2,561,553)	$170,408

SEE ACCOMPANYING NOTES

Schedule A

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM SCHEDULE OF MINERAL PROPERTY COSTS
for the three and nine months ended February 28, 2007 and 2006 and for the period from July 27, 1994 (Date of Inception) to February 28, 2007
(Stated in US Dollars)
(Unaudited)

	DXC	Jiajika	DX		DHLT	Lushi
	Salt Lake	Spodumene	Polymetallic		Spodumene	Spodumene
	Property	Property	Property		Property	Property	Total

Three months ended February 28, 2007
Administrative	$-	$-	$-	$	- $	- $	-
Consulting fees – Note 5	81,775	-	-		-	-	81,775
Engineering studies	-	-	-		-	-	-
Mining permit	-	-	-		-	-	-
Topography measurement	-	-	-		-	-	-
Travel	7,342	-	-		-	-	7,342
Wages and benefits	-	-	-		-	-	-

Balance, February 28, 2007	$89,117	$-	$-	$	- $	- $	89,117

Nine months ended February 28, 2007
Administrative	$4,310	$-	$-	$	- $	- $	4,310
Consulting fees – Note 5	116,672	-	-		-	-	116,672
Engineering studies	38,063	-	-		-	-	38,063
Mining permit	382,920	-	-		-	-	382,920
Topography measurement	15,001	-	-		-	-	15,001
Travel	34,010	488	-		-	-	34,498
Wages and benefits	35,687	-	-		-	-	35,687

Balance, February 28, 2007	$626,663	$488	$-	$	- $	- $	627,151

…/cont’d

SEE ACCOMPANYING NOTES

Schedule A
(Continued)

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM SCHEDULE OF MINERAL PROPERTY COSTS
for the three and nine months ended February 28, 2007 and 2006 and for the period from July 27, 1994 (Date of Inception) to February 28, 2007
(Stated in US Dollars)
(Unaudited)

	DXC	Jiajika	DX	DHLT	Lushi
	Salt Lake	Spodumene	Polymetallic	Spodumene	Spodumene
	Property	Property	Property	Property	Property	Total

Three months ended February 28, 2006
Administrative	$2,700	$-	$-	$-	$-	$2,700
Consulting fees – Note 5	13,253	1,563	-	-	745	15,561
Engineering studies	14,204	-	-	-	-	14,204
Feasibility study	38,391	-	-	-	-	38,391
Travel	5,243	-	-	-	-	5,243
Wages and benefits	15,738	-	-	-	-	15,738

Balance, February 28, 2006	$89,529	$1,563	$-	$-	$745	$91,837

Nine months ended February 28, 2006
Administrative	$3,537	$2,689	$578	$50	$-	$6,854
Consulting fees – Note 5	32,045	11,548	9,688	-	1,494	54,775
Engineering studies	38,391	-	-	-	-	38,391
Feasibility study	29,080	-	-	-	-	29,080
Legal fees	623	-	-	247	-	870
Travel	12,617	6,421	2,046	7,205	-	28,289
Wages and benefits	15,738	-	-	-	-	15,738

Balance, February 28, 2006	$132,031	$20,658	$12,312	$7,502	$1,494	$173,997

…/cont’d

SEE ACCOMPANYING NOTES

Schedule A
(Continued)

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM SCHEDULE OF MINERAL PROPERTY COSTS
for the three and nine months ended February 28, 2007 and 2006 and for the period from July 27, 1994 (Date of Inception) to February 28, 2007
(Stated in US Dollars)

	DXC	Jiajika	DX	DHLT	Lushi
	Salt Lake	Spodumene	Polymetallic	Spodumene	Spodumene
	Property	Property	Property	Property	Property	Total

Balance, May 31, 2003	$-	$-	$-	$-	$-	$-
Administrative	-	471	-	-	276	747
Consulting fees	-	9,263	-	-	3,027	12,290
Travel	-	2,763	-	-	1,953	4,716

Balance, May 31, 2004	-	12,497	-	-	5,256	17,753
Administrative	-	6,598	843	186	1,357	8,984
Consulting fees	-	33,799	6,552	-	18,925	59,276
Feasibility study	-	157,769	-	-	35,969	193,738
Exploration costs	-	-	30,266	-	-	30,266
Permit costs	-	150,000	-	-	-	150,000
Travel	-	15,085	1,785	521	9,163	26,554

Balance, May 31, 2005	-	375,748	39,446	707	70,670	486,571
Administrative	5,560	2,100	577	50	-	8,287
Consulting fees	46,629	12,062	9,688	-	2,242	70,621
Engineering studies	26,933	-	-	-	-	26,933
Feasibility study	29,080	-	-	-	-	29,080
Geophysical study	31,114	-	-	-	-	31,114
Legal fees	623	-	-	247	-	870
Topography measurement	32,266	-	-	-	-	32,266
Travel	30,953	8,009	2,046	7,205	-	48,213
Wages and benefits	33,601	-	-	-	-	33,601
Cost recovery – Note 3(b)	-	(309,058)	-	-	-	(309,058)

Balance, May 31, 2006	236,759	88,861	51,757	8,209	72,912	458,498
Administrative	4,310	-	-	-	-	4,310
Consulting fees – Note 5	116,672	-	-	-	-	116,672
Engineering studies	38,063	-	-	-	-	38,063
Mining permit	382,920	-	-	-	-	382,920
Topography measurement	15,001	-	-	-	-	15,001
Travel	34,010	488	-	-	-	34,498
Wages and benefits	35,687	-	-	-	-	35,687

Balance, February 28, 2007	$863,422	$89,349	$51,757	$8,209	$72,912	$1,085,649

SEE ACCOMPANYING NOTES

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
February 28, 2007
(Stated in US Dollars)

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2007
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

Operating results for the nine-month period ended February 28, 2007 are not necessarily indicative of the results that can be expected for the year ending May 31, 2007.

The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At February 28, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $2,561,553 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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
February 28, 2007
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

Pursuant to the Agreement, the parties have agreed to set up a Cooperative Company, (the “Cooperative”) to develop the DXC Salt Lake. The objective of the Cooperative is to use the funds provided by the Company and the skills and technology provided by the other party to produce lithium carbonate and borate from brine. The Company, through Micro, will own 65% of the Cooperative. It is anticipated that the total investment in the Cooperative will be approximately RMB240,000,000 (approximately $31,015,200).

As of February 28, 2007, the Company has incurred a total of $863,422 in mineral property costs.

	b)	Jiajika Spodumene Property

On April 5, 2005, the Company, through its wholly-owned subsidiary Micro Express Ltd. (“MEL”), signed a joint venture contract with a Chinese partner for the establishment of a joint venture company, Jihai Lithium Ltd. and the development of the Jiajika lithium deposit in Kangding District, Sichuan Province, China. On March 3, 2006, both parties agreed to terminate the joint venture and the Chinese partner will pay back RMB2,480,000 ($316,547) incurred by MEL on the project. The Chinese partner shall pay RMB1,200,000 ($153,168) and RMB1,280,000 ($163,379) before April 15, 2006 and March 30, 2007, respectively. If the Chinese partner does not pay the RMB1,280,000, the amount will be converted into an interest in the Jiajika project based on the percentage of MEL’s investment as to the registered capital contribution in Jiajika project by the Chinese partner. As at May 31, 2006, the Company had received RMB500,000 ($62,350) and a receivable of RMB1,980,000 ($246,708) was recorded. As the Chinese partner has not paid the remaining RMB700,000 ($87,170) and the recoverability of the RMB1,280,000 ($159,538) is uncertain, the Company has recorded an allowance for doubtful collection totalling $246,708 for the year ended May 31, 2006. During the nine-month period ended February 28, 2007, the Company received RMB200,000 ($27,464) back from the Chinese partner. This amount was reported as recovery of doubtful collection in the Consolidated Statements of Operations.

Subsequent to February 28, 2007, the Company commenced discussions with the Chinese partner to convert to the appropriate interest percentage.

As at February 28, 2007, the Company had incurred $398,407 in the Jiajika Spodumene Property before the cost recovery of $89,814

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
February 28, 2007
(Stated in US Dollars)

	c)	DX Polymetallic Project

On March 2, 2005, the Company, through its wholly-owned subsidiary, Makaelo Limited, entered into a joint venture agreement with a Chinese citizen who holds two exploration permits for a copper project (“the Project”) in Inner Mongolia, China.

The Project is comprised of two exploration permits, Donggou and Xiaoxigou, covering an area of about 52 square kilometers. The Project is located in Inner Mongolia. The Company has the right to earn 52% of a cooperative joint venture company by spending RMB 5,200,000 ($671,996) for the exploration in the permit areas over three years with the first year contributing not less than RMB2,000,000 ($258,460). The Company did not complete the required expenditures within the first year and was attempting to renegotiate this agreement.

As at February 28, 2007, the Company had incurred $51,757 in the DX Polymetallic Property and had abandoned the property.

Note 4	Equipment

		February 28, 2007
		Accumulated
	Cost	Amortization	Net

Computer equipment	$8,782	$5,139	$3,643

		May 31, 2006
		Accumulated
	Cost	Amortization	Net

Computer equipment	$6,149	$3,163	$2,986

The equipment is located in Canada and China.

Note 5	Related Party Transactions

The Company was charged consulting fees during the three and nine months ended February 28, 2007 totalling $27,744 (2006: $30,902) and $87,067 (2006: $92,039), respectively, by companies controlled by two directors of the Company.

The Company was charged mineral property costs - consulting during the three and nine months ended February 28, 2007 totalling $4,885 (2006: $2,979) and $13,980 (2006: $6,579), respectively, by the Vice President of Micro.

The Company was charged mineral property costs - consulting during the three and nine months ended February 28, 2007 in the amount of $10,769 (2006: $10,943) and $33,231 (2006: $32,096), respectively, by a company controlled by a director of the Company.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
February 28, 2007
(Stated in US Dollars)

The Company was charged rental fees included in General and Administrative during the three and nine months ended February 28, 2007 totalling $4,216 (2006: $2,517) and $9,459 (2006: $7,442), respectively, by a company controlled by a director of the Company.

Cash and cash equivalents at February 28, 2007 include $64,677 (May 31, 2006: $290,194) held in trust by a director of the Company.

Included in advance receivable is $15,646 (May 31, 2006: $33,595) advanced to the Vice- President of Micro.

Included in accounts payable is $156,594 (May 31, 2006: $23,814) which is due to companies controlled by the directors of the Company for their services provided.

Note 6	Capital Stock

Commitments:

	a)	Capital Stock

The Company planned a private placement of up to 5,000,000 units at $0.15 per unit for a total proceeds of $750,000. Each unit consists of one common share and one share purchase warrant entitling the holder the right to purchase one common share at $0.18 per share expiring on December 29, 2006 (the Series “C” Share Purchase Warrants). A 7% finder’s fee will be paid in relation to the private placement. During the nine months ended February 28, 2007, the Company received total subscriptions of $412,545 for 2,750,300 units. The private placement was closed without issuing the remaining 2,249,700 units. Finder's fee of 123,690 units with the aforementioned terms were also issued.

	b)	Stock Options

On February 3, 2004, the Board of Directors of the Company approved the 2004 Stock Option Plan which allows the Company to grant up to 3,636,000 stock options as an incentive to directors, officers, employees and consultants.

During the nine months ended February 28, 2007, no stock options were granted, exercised or cancelled.

As at February 28, 2007, there were a total of 3,636,000 stock options outstanding to directors and officers of the Company exercisable at $0.50 per share, expiring on February 3, 2009.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
February 28, 2007
(Stated in US Dollars)

c)	Share Purchase Warrants

During the nine months ended February 28, 2007, 2,873,990 Series “C” warrants were issued, including 123,690 warrants with a fair value of $9,895 for a finder’s fee. Each Series “C” warrant entitles the holder thereof the right to purchase one common share at $0.18 per share expiring on December 29, 2006. No warrant was exercised or cancelled during the period. On December 22, 2006, the Company extended the expiry date of the 2,873,990 Series “C” Share Purchase Warrants from December 29, 2006 to February 29, 2008. The exercise price of the warrants remains unchanged at $0.18 per share.

The fair value of the Series “C” warrants granted to the finders was $0.08 per share and were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used: dividend yield of 0%, expected volatility of 98.91%, risk-free interest rate of 5.0%, and an expected life of 1.3 years.

As at February 28, 2007, the Company has a total of 3,817,500 and 2,873,990 Series “A” and “C” share purchase warrants outstanding, respectively.

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

Pursuant to the Agreement, the parties have confirmed that Micro’s early investment of 2.48 million Yuan (RMB) to the Sichuan Jiajika Spodumene project should be paid back 1.2 million Yuan (RMB) before April 15, 2006 and 1.28 million Yuan (RMB) before March 30, 2007. Payments shall be made directly to Micro by SPM. If SPM does not make the payment of 1.28 million to Micro before March 30, 2007, then 1.28 million yuan will be converted into Micro’s interest in Jiajika project of SPM using the formula: 1.28 million Yuan divided by registered capital contribution in Jiajika project by SPM, multiplied by 100%. Neither party shall have any other liabilities to the other party and the Agreement shall replace all previous signed agreements, contracts and MOU between Micro and SPM.

As at May 31, 2006, the Company had received RMB500,000 ($62,350) and a receivable of RMB1,980,000 ($246,708) was recorded. The Chinese partner has not paid the remaining RMB700,000 ($87,170) and the recoverability of the RMB1,280,000 ($159,538) is uncertain. During the nine-month period ended February 28, 2007, the Company received RMB200,000 ($27,464) back from the Chinese partner. Subsequent to February 28, 2007, the Company commenced discussions with the Chinese partner to convert to the appropriate interest percentage.

As at February 28, 2007, the Company had incurred $398,407 in the Jiajika Spodumene Property before the cost recovery of $89,814.

On September 16, 2005, the Company through its wholly owned subsidiary, Micro Express Holdings Inc. (“MEH”), signed an agreement with Beijing Mianping Salt Lake Research Institute (“Mianping”) for the development of Dangxiongcuo salt lake property in Nima county of Naqu district in Tibet, China. The Agreement follows a Letter of Intent signed between the parties on July 11, 2005.

Pursuant to the Agreement, the parties have agreed to set up a Cooperative Company, Tibet Saline Lake Mining High-Science & Technology Co. Ltd. (the “Cooperative”), to develop DXC Salt Lake. The objective of the Cooperative is to use the funds provided by Sterling through MEH and the skills and technology provided by Mianping to produce lithium carbonate (Li2CO3) and borate from brine. MEH is to own 65% and Mianping 35% of the Cooperative.

It is anticipated that the total investment in the Cooperative will be approximately 240 million RMB Yuan (or approximately US$30 million) and will result in the production of 5,000 tonnes per year of lithium carbonate and by products (sodium borate). Mianping guarantees the production cost of lithium carbonate will be less than 11,000 RMB yuan per tonne (or approximately US $1,356 per tonne).

As of February 28, 2007, the Company has incurred a total of $863,422 in the DXC Salt Lake property costs.

OUTLOOK

During the quarter ended February 28, 2007, the Company continued to undergo feasibility studies for the development of DXC salt lake property in Tibet.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended May 31, 2006; and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the three and nine months ended February 28, 2007, as compared to the three and nine months ended February 28, 2006.

The Company had interest income of $2,108 for the quarter ended February 28, 2007 as compared to $1,381 for the quarter ended February 28, 2006. For the nine months ended February 28, 2007 the Company had interest income of $4,483 as compared to $3,091 for the nine months ended February 28, 2006.

The operating loss decreased to $124,001 for the quarter ended February 28, 2007, as compared to $151,810 for the quarter ended February 28, 2006, while the operating loss for nine months ended February 28, 2007 was $742,830 as compared to $358,626 for the nine months ended February 28, 2006.

For the three months ended February 28, 2007, relative to the same period in 2006, consulting services decreased by $3,136, while consulting services decreased by $6,567 for the nine months ended February 28, 2007 relative to the same period in 2006.

Accounting, audit and legal fees increased by $7,701 for the three months ended February 28, 2007 when compared to the same period in 2006. Accounting, audit and legal fees increased by $ 4,337 for the nine months ended February 28, 2007 when compared to the same period in 2006.

Mineral property costs decreased by $2,720 for the three months ended February 28, 2007 when compared to the same period in 2006. Mineral property costs increased by $453,154 for the nine months ended February 28, 2007 when compared to the same period in 2006 due to the mining permit cost for the DXC salt lake project.

Travel expenses decreased by $12,255 for the three months ended February 28, 2007 when compared to the same period in 2006. Travel expenses decreased by $11,899 for the nine months ended February 28, 2007 when compared to the same period in 2006.

The Company expects the trend of losses to continue at an increasing rate until we can achieve commercial production on some of the mineral properties, of which there can be no assurance.

LIQUIDITY AND WORKING CAPITAL

As of February 28, 2007, the Company had total current assets of $ 344,876 and total liabilities of $178,111. The Company has a working capital surplus of $ 166,765 as a result of proceeds of $412,545 from a private placement commenced in August 2006.

Stock Options

During the nine months ended February 28, 2007, no stock options were granted, exercised or cancelled.

As of February 28, 2007, there were 3,636,000 stock options outstanding exercisable at $0.50 per share, expiring on February 3, 2009.

Share Purchase Warrants

During the nine months ended February 28, 2007, 2,873,990 Series “C”warrants were issued, including 123,690 warrants for a finder’s fee. Each Series “C” warrant entitles the holder thereof the right to purchase one common share at $0.18 per share expiring on December 29, 2006. No warrant was exercised or cancelled during the period.

On December 22, 2006, the Company extended the expiry date of the 2,873,990 Series “C” Share Purchase Warrants from December 29, 2006 to February 29, 2008. The exercise price of the warrants remains unchanged at $0.18 per share.

As at February 28, 2007, the Company has a total of 3,817,500 and 2,873,990 Series “A” and “C” share purchase warrants outstanding, respectively.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol SGGV. As of April 10, 2007, there were approximately 43,501,490 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

ITEM 3. CONTROLS AND PROCEDURES

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of February 28, 2007, and has concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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

On October 3, 2006, the Company issued 350,000 common shares at $0.14 per share to settle accounts payable of $49,000 ($33,000 was included in accounts payable at February 28, 2007) with Braun & Co., the Company's legal counsel.

Stock Options

During the nine months ended February 28, 2007, no stock options were granted, exercised or cancelled.

As of February 28, 2007, there were 3,636,000 stock options outstanding exercisable at $0.50 per share, expiring on February 3, 2009.

Share Purchase Warrants

During the nine months ended February 28, 2007, 2,873,990 Series “C”warrants were issued, including 123,690 warrants for a finder’s fee. Each Series “C” warrant entitles the holder thereof the right to purchase one common share at $0.18 per share expiring on December 29, 2006. No warrant was exercised or cancelled during the period.

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

As at February 28, 2007, the Company has a total of 3,817,500 and 2,873,990 Series “A” and “C” share purchase warrants outstanding, respectively.

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

Date: April 13, 2007
STERLING GROUP VENTURES, INC.
/s/ Raoul Tsakok
Raoul Tsakok, Chairman & CEO