Form 10KSB
period 2007-05-31
STERLING GROUP VENTURES INC
filed 2007-08-29
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended MAY 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______ to _______

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

The issuer's revenues for its most recent fiscal year ended May 31, 2007 were nil

Aggregate market value of the voting and non-voting share of Common Stock held by non-affiliates was approximately $2,007,725 based on the closing trading price for the common equity as of August 8, 2007
(at $0.084 per share closing price).

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the E
xchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ]  No [X]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: 43,501,490 common shares issued and outstanding as of August 8, 2007.

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

Our Current Business

We were incorporated in the State of Nevada on September 13, 2001 and established a fiscal year end of May 31. We are a start-up, exploration stage company engaged in the search and exploration of lithium and related minerals; There is no assurance a commercially viable mineral deposit exists on any of our properties. Further exploration will be required before a final evaluation as to the economic and legal feasibility of our claims is determined. We have not yet generated or realized any revenues from our business operations. Our statutory registered agent's office is located at 2050 Russett Way, Carson City, Nevada 89703 and our business office is located at 900 – 789 West Pender Street, Vancouver, B.C., Canada, V6C 1H2. Our telephone number is: (604) 893-8891.

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

Pursuant to the Agreement, the parties have agreed to set up a Cooperative Company, Tibet Saline Lake Mining High-Science & Technology Co. Ltd. (the “Cooperative”) to develop DXC Salt Lake. The objective of the Cooperative is to use the funds provided by Sterling through MEH and the skills and technology provided by Mianping to produce lithium carbonate (Li2CO3) and borate from brine. MEH is to own 65% and Mianping 35% of the Cooperative. It is anticipated that the total investment in the Cooperative will be approximately 240 million RMB Yuan (or approximately US$31 million) and will result in production of 5,000 tonnes per year of lithium carbonate and by products (sodium borate). Mianping guarantees the production cost of lithium carbonate will be less than 11,000 RMB yuan per tonne (or approximately US $1,500 per tonne).

On July 3, 2007, MEH received a letter from Mianping stating that the agreement between MEH and Mianping should be deemed terminated as a result of lack of progress in the approval for the establishment of the joint venture company and is considering a lawsuit against the Company and MEH. MEH has responded that Mianping’s claim has no legal grounds as the lack of progress is not caused by MEH.

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

JIAJIKA PROJECT

On September 16, 2003, the Company, through its wholly owned subsidiary, Micro Express Ltd. (“Micro”), entered into an agreement (the “Agreement”) with Sichuan Province Mining Ltd. to acquire a 75% interest in a 30-year mining joint venture company. The joint venture company will hold the mining licenses to develop the Jiajika spodumene property located in the Sichuan Province of China for the extraction of lithium and lithium salts. Pursuant to the Agreement, the total investment required is estimated at 88.5 million Chinese Yuan (US$10.8 million) for the initial capacity of 240,000 tonnes/annum. The initial registered capital is 56 million Chinese Yuan (US$6.8 million). Sichuan Province Mining Ltd. will contribute 14 million Chinese Yuan (US$1.7 million) including the mining permits to hold 25% of the JV company. Micro will contribute 42 million Chinese Yuan (US$ 5.1 million) to hold 75% of the JV company.

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

Pursuant to the Agreement, the parties agreed to terminate the joint venture and confirmed that Micro’s early investment of 2.48 million Yuan (RMB) to the Sichuan Jiajika Spodumene project should be paid back at a rate of 1.2 million Yuan (RMB) before April 15, 2006 and 1.28 million Yuan (RMB) before March 30, 2007. Payment should be made directly to Micro by SPM. If SPM does not make the payment of 1.28 million to Micro before

March 30, 2007, then 1.28 million yuan will be converted into Micro’s interest in the Jiajika project of SPM using the formula: 1.28 million Yuan divided by the registered capital contribution in the Jiajika project by SPM, multiplied by 100%. Neither party shall have any other liabilities to the other party and the Agreement shall replace all previously signed agreements, contracts and MOU between Micro and SPM. SPM has made payment of 800,000 Yuan (RMB) as of May 31, 2007, and another 500,000 Yuan (RMB) on June 15, 2007.

DX POLYMETALLIC PROJECT

On March 2, 2005, the Company, through its wholly owned subsidiary, Makaelo Limited (“Makaelo”), a BVI company, entered into a Joint Venture Agreement with Aifeng Li, an individual residing in Anyang, Henan Province of China. Pursuant to the Agreement, the parties will set up a Joint Venture company in Inner Mongolia for the exploration and development of copper and silver in the areas of Donggou and Xiaoxigou. Aifeng Li will contribute all the necessary exploration licenses, achievements and geological data to the Joint Venture in exchange for 48% of the Joint Venture company, while the Company will finance the cost of exploration in return for 52% of the Joint Venture company. The Company expects the cost of exploration to be approximately RMB 5,200,000 to be contributed over three years with the first year contributing not less than RMB 2,000,000. As a joint venture contract with the property owner could not be completed on acceptable terms, the Company decided not to proceed with this project.

LUSHI PROJECT

On April 10, 2004, the Company, through Micro, entered into a formal joint venture agreement with Lushi Guanpo Minerals Development Ltd. of Lushi in Henan Province of China. The purpose of the joint venture agreement was to bring the project into production, with Micro holding a 90% interest in the project. Micro shall contribute the total investment in the project. Due to the negative results of due diligence performed for the LUSHI project, the Company decided not to proceed with this project.

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

Through the acquisition of Micro, the Company holds the following property interests:

(a) Jiajika Spodumene Property

On September 16, 2003, Micro entered into an agreement with Sichuan Province Mining Ltd. to acquire 75% interest in a 30-year mining joint venture company. The joint venture company will hold the mining licenses to develop the Jiajika spodumene property located in Sichuan Province of China for the extraction of lithium and lithium salts. Pursuant to the Agreement, the initial capacity of the mine will be 240,000 tonnes/annum (t/a) and will be increased to 900,000 t/a in stages. The Company, through Micro, is required to contribute an estimated 42 million Chinese Yuan (US$ 5.1 million) as registered capital to earn its 75% interest in the joint venture company for the initial capacity of 240,000 t/a. An initial contribution of $150,000 was made by the Company as part of the contribution to obtain the mining permit according to the contract signed between our Chinese partner and the Sichuan Bureau of Land and Resources.

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

Pursuant to the Agreement, the parties agreed to terminate the joint venture and confirmed that Micro’s early investment of 2.48 million Yuan (RMB) to the Sichuan Jiajika Spodumene project should be paid back at a rate of 1.2 million Yuan (RMB) before April 15, 2006 and 1.28 million Yuan (RMB) before March 30, 2007. Payments should be made directly to Micro by SPM. If SPM does not make the payment of 1.28 million to Micro before March 30, 2007, then 1.28 million yuan will be converted into Micro’s interest in Jiajika project of SPM using the formula: 1.28 million Yuan divided by the registered capital contribution in Jiajika project by SPM, multiplied by 100%. Neither party shall have any other liabilities to the other party and the Agreement shall replace all previously signed agreements, contracts and MOU between Micro and SPM.

As at May 31, 2007, the Company had incurred $398,407 in the Jiajika Spodumene Property before the cumulative cost recovery of RMB 800,000 ($102,731) for the year ended May 31, 2007.

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

Through its wholly-owned subsidiary, Makaelo Limited (“Makaelo”), the Company has the following property interest:

(a) DX Polymetallic Project

On March 2, 2005, Makaelo entered into a joint venture Agreement with a Chinese citizen who holds two exploration permits for a copper project (“the Project”) in Inner Mongolia, China.

The Project is comprised of two exploration permits, Donggou and Xiaoxigou, covering an area of about 52 square kilometers. The Project is located in the Inner Mongolia region of China. The Company has the right to earn 52% of a cooperative joint venture company by spending RMB 5,200,000 ($650,000) for the exploration in the permit areas over three years with the first year contributing not less than RMB2,000,000 ($240,900). As a joint venture contract with the property owner could not be completed on acceptable terms, the Company decided not to proceed with this project.

As at May 31, 2006, the Company had incurred a total of $51,757 in the DX Polymetallic Property and during the year ended May 31, 2007 has abandoned the property.

The location of the property is shown in the following map.

Through its wholly-owned subsidiary, Huyana Ventures Limited (“Huyana”), the Company has the following property interest:

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

Pursuant to the Agreement, the parties agreed to set up a Cooperative Company, Tibet Saline Lake Mining High-Science & Technology Co. Ltd. (the “Cooperative”), to develop the DXC Salt Lake property. The objective of the Cooperative is to use the funds provided by Sterling through MEH and the skills and technology provided by Mianping to produce lithium carbonate (Li2CO3) and borate from brine. MEH is to own 65% and Mianping 35% of the Cooperative. It is anticipated that the total investment in the Cooperative will be approximately RMB240,000,000 (approximately $31,440,000).

On June 23, 2007, the Company entered into a consulting agreement with a Chinese company to assist the Company in obtaining certain government approvals to facilitate the establishment of a joint venture company that is required for the Company to continue the exploration and development of this project in Tibet. If the Chinese company is successful in its efforts, then it will be compensated by receiving from the Company an amount of shares equal to 10% of the Company’s then issued and outstanding capital.

On July 3, 2007, MEH received a letter from Mianping stating that the agreement between MEH and Mianping should be deemed terminated as a result of lack of progress in the approval for the establishment of the joint venture company and is considering a lawsuit against the Company and MEH. MEH has responded that Mianping’s claim has no legal grounds as the lack of progress is not caused by MEH.

As at May 31, 2007, the Company incurred expenses of $911,167 related to the DXC Salt Lake Property.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Overview

Our common stock is traded on the OTC Bulletin Board under the symbol “SGGV”. The table below sets forth the high and low sales prices for the Company’s common stock for the fiscal years ended May 31, 2005 and 2006 and 2007. The quotations below reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Year	Quarter	High ($)	Low ($)

2005	First	1.03	0.85

	Second	0.93	0.43

	Third	0.55	0.18

	Fourth	0.32	0.14

2006	First	0.44	0.16

	Second	0.25	0.15

	Third	0.26	0.15

	Fourth	0.26	0.16

2007	First	0.20	0.13

	Second	0.20	0.08

	Third	0.17	0.08

	Fourth	0.16	0.08

	August 8, 2007*	0.10	0.08

* Indicates partial period

Pacific Stock Transfer Company is the registrar and transfer agent for our common shares, and is located at Suite 240, 500 East Warms Springs Road, Las Vegas, Nevada 89119 (Telephone: (702) 361-3033; Facsimile: (702) 433-1979).

As of May 31, 2007, the shareholders' list of our common shares showed 35 registered shareholders and 43,501,490 shares outstanding.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Equity Compensation Plan Information

On May 12, 2004, the Company registered a 2004 incentive stock option plan consisting of 3,636,000 common shares. As of the year ended May 31, 2007, 3,636,000 options were issued and outstanding to various consultants, officers or directors. The above options are exercisable at US$0.50 per share with expiry date of February 3, 2009. Pursuant to the stock option plan, the number of shares that may be issued under the plan may not exceed 15% of the issued and outstanding shares of the company. 15% of the issued and outstanding shares of the Company is 6,525,223 as of May 31, 2007. As of the date of this report, none of the above options have been exercised.

Recent Sales of Unregistered Securities

In February 2004, the Company commenced a private placement of up to 5,000,000 units at $0.50 per unit for total proceeds of $2,500,000. Each unit consists of one common share and one non-transferable share purchase warrant entitling the holder to purchase one common share for two years, at $0.50 per share in the first year or $0.75 in the second year (“A” warrant), with an expiry date on February 16, 2006. Upon exercising an “A” warrant, the holder of each unit will have one additional non-transferable share purchase warrant at $1.00 (“B” warrant) for another year, with an expiry date on February 16, 2007. As at May 31, 2007, the Company had received total subscriptions of $1,858,000 for 3,716,000 units , which were issued. A finder's fee of 101,500 units was issued under the same abovementioned terms. The private placement was closed without issuing the remaining 1,284,000 units.

On December 18, 2004, the Company issued 100,000 shares with a fair value of $42,000 to a consultant for investor relation services for a period of one year.

In August 2006, the Company commenced a private placement of up to 5,000,000 units at $0.15 per unit for total proceeds of $750,000. Each unit consists of one common share and one non-transferable share purchase warrant (“C” warrant). Each “C” warrant will be exercisable to acquire one additional common share expiring on December 29, 2006 at a price of $0.18 per share. The proceeds from this private placement will be used for general working capital.

On September 20, 2006, the Company issued 2,873,990 units for $0.15 per unit under the private placement, of which 2,750,300 units were issued for a gross proceed of $412,545 and 123,690 units were issued as a 7% finder’s fees. Each unit consists of one common share and one non-transferable share purchase warrant (“C” warrant). Each “C” warrant will be exercisable to acquire one additional common share expiring on December 29, 2006 at a price of $0.18 per share. The private placement was closed without issuing the remaining 2,249,700 units.

Share Purchase Warrants

During the year ended May 31, 2007, 2,873,990 Series “C” warrants were issued, including 123,690 warrants for a finder’s fee. Each Series “C” warrant entitles the holder thereof the right to purchase one common share at $0.18 per share expiring on December 29, 2006. No warrant was exercised or cancelled during the period.

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

As at May 31, 2007, the Company has a total of 3,817,500 and 2,873,990 Series “A” and “C” share purchase warrants outstanding, respectively.

Changes in Securities

On January 20, 2004, the Registrant completed the acquisition of all of the issued and outstanding shares of Micro Express Ltd. pursuant to an Acquisition Agreement, filed as an exhibit to the Registrant’s Current Report on the 8-K filed January 29, 2004 and April 2, 2004. Pursuant to the transaction, the Registrant issued an aggregate of 25,000,000 shares of the Registrant’s common stock to the stockholders of Micro in exchange for 100% of the shares of Micro common stock. A majority of the shares were issued to Cobilco Inc. of which Raoul Tsakok is the owner (15,000,000 shares), and Richard Shao (4,000,000 shares). Mr. Tsakok and Mr. Shao are officers or directors of the Registrant.

As of May 31, 2007, the Company had 43,501,490 common shares issued and outstanding.

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

On March 2, 2005, the Company through its wholly-owned subsidiary, Makaelo Limited (“Makaelo”), a BVI company, entered into a Joint Venture Agreement with Aifeng Li, an individual residing in Anyang, Henan Province of China. Pursuant to the Agreement, the parties will set up a Joint Venture company in Inner Mongolia for the exploration and development of copper and silver in the areas of Donggou and Xiaoxigou. Aifeng Li will contribute all the necessary exploration licenses, achievements and geological data to the Joint Venture in exchange for 48% of the Joint Venture company, while the Company will finance the cost of exploration in return for 52% of the Joint Venture company. The Company expects the cost of exploration to be approximately $630,000 to be contributed over three years. As a joint venture contract with the property owner could not be completed on acceptable terms, the Company decided not to proceed with this project.

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

It is anticipated that the total investment in the Cooperative will be approximately 240 million RMB Yuan (or approximately US$31 million) and will result in production of 5,000 tonnes per year of lithium carbonate and by products (sodium borate). Mianping guarantees the production cost of lithium carbonate will be less than 11,000 RMB yuan per tonne (or approximately US $1,500 per tonne).

On March 3, 2006, the Company, through its wholly owned subsidiary, Micro Express Ltd. (“Micro”), signed an agreement (the “Agreement”) with Sichuan Province Mining Ltd. (“SPM”) regarding Micro’s early investment in the Sichuan Jiajika Spodumene project.

Pursuant to the Agreement, the parties agreed to terminate the joint venture and confirmed that Micro’s early investment of 2.48 million Yuan (RMB) to the Sichuan Jiajika Spodumene project should be paid back 1.2 million Yuan (RMB) before April 15, 2006 and 1.28 million Yuan (RMB) before March 30, 2007. Payments should be made directly to Micro by SPM. If SPM does not make the payment of 1.28 million to Micro before March 30, 2007, then 1.28 million yuan will be converted into Micro’s interest in Jiajika project of SPM using the formula: 1.28 million Yuan divided by registered capital contribution in Jiajika project by SPM, multiplied by 100%. Neither party shall have any other liabilities to the other party and the Agreement shall replace all previous signed agreements, contracts and MOU between Micro and SPM. SPM had made payment of 800,000 Yuan (RMB) as of May 31, 2007. On June 15, 2007, the Company received RMB500,000 from SPM.

Results of Operations

The Company had no operating revenue except interest income of $6,410 for the year ended May 31, 2007 and interest income of $4,193 for the year ended May 31, 2006. The Company incurred expenses of $911,276 stemming from Accounting audit and legal fees, consulting fees, Mineral property costs , travel, and general and administrative expenditures as compared to $218,686 for the same period last year. The increase of $692,590 was mainly due to the mineral property costs in 2007 compared to 2006.

The following table shows the company’s mineral property costs in 2006 and 2007. The mining permit cost for DXC Salt Lake Property significantly increased its mineral property costs for the year ending May 31, 2007:

	DXC	Jiajika	DX	Lushi	DHLT
	Salt Lake	Spodumene	Polymetallic	Spodumene	Spodumene
	Property	Property	Property	Property	Property	Total

Balance, May 31, 2005	-	375,748	39,446	70,670	707	486,571
Administrative	5,560	2,100	577	-	50	8,287
Consulting fees	46,629	12,062	9,688	2,242	-	70,621
Engineering studies	26,933	-	-	-	-	26,933
Feasibility study	29,080	-	-	-	-	29,080
Geophysical study	31,114	-	-	-	-	31,114
Legal fees	623	-	-	-	247	870
Topography	32,266	-	-	-	-	32,266
measurement
Travel	30,953	8,009	2,046	-	7,205	48,213
Wages and benefits	33,601	-	-	-	-	33,601
Cost recovery	-	(309,058)	-	-	-	(309,058)

Balance, May 31, 2006	236,759	88,861	51,757	72,912	8,209	458,498
Administrative	5,200	-	-	-	-	5,200

Consulting fees	134,580	-	-	-	-	134,580
Engineering studies	38,063	-	-	-	-	38,063
Mining permit	382,920	-	-	-	-	382,920
Topography	15,001	-	-	-	-	15,001
measurement
Legal fees	9,695	-	-	-	-	9,695
Travel	53,262	488	-	-	-	53,750
Wages and benefits	35,687	-	-	-	-	35,687

Balance, May 31, 2007	$911,167	$89,349	$51,757	$72,912	$8,209	$1,133,394

The Company also incurred expenses on the following related party transactions during year ended May 31, 2007:

(a)	The Company was charged consulting fees during the year ended May 31, 2007 totalling $115,722 (2006: $123,173) by companies controlled by two directors of the Company.

(b)	The Company was charged rental fees included in General and Administrative during the year ended May 31, 2007 totalling $13,869 (2006: $10,016) by a company controlled by a director of the Company.

(c)	The Company was charged mineral property costs - consulting during the year ended May 31, 2007 in the amount of $45,008 (2006: $43,296) by a company controlled by a director of the Company.

(d)	Included in accounts payable is $219,501 (2006: $23,814) which is due to the companies controlled by the directors of the Company for their services provided.

The Company expects the trend of losses to continue at an increasing rate until we can achieve commercial production on some of the mineral properties. However, there can be no assurance that commercial production will be possible on any of the properties in the near or distant future.

Liquidity and Working Capital

As of May 31, 2007, the Company had total current assets of $314,611, and total liabilities of $272,456. The Company has a working capital surplus of $42,155 as a result of the proceeds of $412,545 from a private placement commenced in August 2006.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol SGGV and is listed on Berlin Bremen Stock Exchange under the symbol GD7. As of May 31, 2007, there were approximately 43,501,490 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

OUTLOOK

The Company is under going feasibility studies and engineering studies for the development of the DXC salt lake property in Tibet and seeking the approval for the establishment of Joint Venture Company from Tibet regulatory authorities. The Company is also seeking to identify undervalued mineral assets in China and other countries.

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

The Report of Independent Auditor's by Amisano Hanson for the audited consolidated financial statements for the year ended May 31, 2007 are included herein immediately preceding the audited financial statements.

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

Item 8A. Controls and Procedures

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 ( c ) of the Securities Exchange Act of 1934 ) as of May 31, 2007 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to May 31, 2007, the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected / Appointed
Richard Shao	President, Director	44	January 21, 2004
Raoul Tsakok	Chairman	57	January 21, 2004
Gerald Runolfson	Director	67	April 5, 2004
Robert Smiley	Director	63	June 6, 2007

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

Robert G. Smiley, L.L.B., Director

Mr. Smiley is a business consultant working with junior companies. He has been self-employed in this capacity for the past ten years. He is a former lawyer who specialized in oil and gas and securities law for twenty-five years. He is currently president of Richco Investors Inc. and Drucker, Inc. and a director of Canadian Imperial Ventures Corp., Teuton Resource Corp. and Silver Grail Resources Inc. He has served on the boards of a number of junior and intermediate companies in the past.

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

Item 10. Executive Compensation.

(a) Officers' Compensation.

Compensation paid by the Company for all services provided up to the fiscal year ended May 31, 2007 to each of the executive officers and to all officers as a group is set forth below.

SUMMARY COMPENSATION TABLE OF EXECUTIVES

	Cash Compensation					Security Grants

Name and	Year	Salary	Bonus	Annual	Restricted	Securities	Long Term	LTIP	All Other
Principal		( $)		Compensation	Stock	Underlying	Compensation	Payments	Compensation
Position				/ Other	Awards	Options /	/ Options
				( $)		SARs (#)
(SHARES)

Richard Shao	2004	0	0	7,869	0	800,000(1)	0	0	0
President	2005	0	0	54,417	0	0	0	0	0
	2006	0	0	61,852	0	0	0	0	0
	2007	0	0	64,298	0	0	0	0	0
Raoul Tsakok	2004	0	0	0	0	800,000(2)	0	0	0
Chairman	2005	0	0	63,000	0	0	0	0	0
	2006	0	0	84,000	0	0	0	0	0
	2007	0	0	75,000	0	0	0	0	0
Kathy Wang	2004	0	0	4,722	0	200,000(3)	0	0	0
Secretary	2005	0	0	19,490	0	0	0	0	0
	2006	0	0	20,617	0	0	0	0	0
	2007	0	0	21,432	0	0	0	0	0
Officers as A	2004	0	0	12,591	0	1,800,000	0	0	0
Group	2005	0	0	136,907	0	0	0	0	0
	2006	0	0	166,469	0	0	0	0	0
	2007	0	0	160,730	0	0	0	0	0

(1)	800,000 options to purchase shares at $0.50 per share.
(2)	800,000 options to purchase shares at $0.50 per share.
(3)	200,000 options to purchase shares at $0.50 per share.

(b) Directors' Compensation

Directors who are also officers receive no cash compensation for services as a director. However, the directors will be reimbursed for out-of-pocket expenses incurred in connection with attendance at board and committee meetings. The Company has granted options to directors under its 2004 Incentive Stock Option Plan subsequently adopted.

SUMMARY COMPENSATION TABLE OF DIRECTORS
(For fiscal year ended May 31, 2007)

	Cash Compensation				Security Grants
Name and	Year	Annual	Meeting	Consulting	Number	Securities	LTIP	All Other
Principal Position		Retainer	Fees ($)	Fees/ Other	of Shares	Underlying	Payments	Compensation
		Fees ($)		Fees	(#)	Options /
				( $)		SARs (#)
						(SHARES)
Raoul Tsakok	2004	0	0	0	0	800,000(1)	0	0
Director	2005	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0
Brian Doutaz	2004	0	0	0	0	0	0	0
Director
(Resigned on April
5, 2004)
Richard Shao	2004	0	0	0	0	800,000 (2)	0	0
Director	2005	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0
Patrick Chan	2004	0	0	0	0	300,000(3)	0	0
Director	2005	0	0	0	0	0	0	0
(Resigned on
June 4, 2007)	2006	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0
Gerald Runolfson	2004	0	0	0	0	300,000(4)	0	0
Director	2005	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0

James Hutchison	2004	0	0	0	0	0	0	0
Director
(Resigned on
Jan. 21, 2004)
Directors as a	2004	0	0	0	0	2,200,000	0	0
Group	2005	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0

(1)	800,000 options to purchase shares at $0.50 per share.
(2)	800,000 options to purchase shares at $0.50 per share.
(3)	300,000 options to purchase shares at $0.50 per share.
(4)	300,000 options to purchase shares at $0.50 per share.

During the year ended May 31, 2004, we granted 2,100,000 stock options to our directors or officers. The options were granted at an exercise price of $0.50 per share with an expiry date of February 3, 2009. During the year ended May 31, 2007, no stock options were granted to our directors or officers.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of August 8, 2007, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated. As of August 8, 2007, there were 43,501,490 common shares issued and outstanding.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class(2)
Common stock	Raoul Tsakok	15,800,000 (3) (4)	36.3%
Common stock	Richard Shao	4,800,000 (5)	11.0%
Common stock	Gerald Runolfson	1,800,000 (7) (8)	4.1%
Common stock	Robert Smiley	0	0
	TOTAL	22,400,000	51.4%

(1)	The address of each beneficial owner is 900 – 789 West Pender Street, Vancouver, BC V6C 1H2 Canada
(2)

Based on 43,501,490 shares outstanding as of August 8, 2007 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

(3)	15,000,000 common shares held through Cobilco Inc.
(4)	Raoul Tsakok has 800,000 options to purchase shares at $0.50 per share.
(5)	Includes 800,000 options to purchase shares at $0.50 per share.
(6)	Patrick Chan has 300,000 options to purchase shares at $0.50 per share.
(7)	Includes 600,000 common shares and 300,000 “A” warrants, 300,000 “B” warrants and 300,000 “C” warrants held through Elkon Products Inc.
(8)	Gerald Runolfson has 300,000 options to purchase share at $0.50 per share.

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

PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a)	Financial Statements and Schedules. The following financial statements and schedules for the Company as of May 31, 2007 and 2006 are filed as part of this report.

(1) Financial Statements of Sterling Group Ventures, Inc.

(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

STERLING GROUP VENTURES, INC.

(An Exploration Stage Company)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007 and 2006

 (Stated in US Dollars)

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON
CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Sterling Group Ventures, Inc.

We have audited the accompanying consolidated balance sheets of Sterling Group Ventures, Inc. (An Exploration Stage Company) and its subsidiaries as of May 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years ended May 31, 2007 and 2006 and for the period from date of inception, July 27, 1994 to May 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Group Ventures, Inc. and its subsidiaries as of May 31, 2007 and 2006 and the results of their operations and their cash flows for the years ended May 31, 2007 and 2006 and for the period from date of inception, July 27, 1994 to May 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the exploration stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Vancouver, Canada	“AMISANO HANSON”
August 1, 2007	Chartered Accountants

750 WEST PENDER STREET, SUITE 604	TELEPHONE: 604-689-0188
VANCOUVER CANADA	FACSIMILE: 604-689-9773
V6C 2T7	E-MAIL: amishan@telus.net

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
May 31, 2007 and 2006
(Stated in US Dollars)

	2007	2006

ASSETS

Current
Cash and cash equivalents – Note 6	$289,330	$349,954
GST receivable	9,128	13,787
Prepaid expenses	1,964	1,196
Advance receivable – Notes 3 and 6	14,189	36,531

Total current assets	314,611	401,468

Mineral property deposit – Note 4	-	124,600
Equipment – Note 5	2,911	2,986

Total Assets	$317,522	$529,054

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 6	$272,456	$77,361

STOCKHOLDERS’ EQUITY

Capital stock – Notes 4 and 7
Common stock, $0.001 par value
500,000,000 authorized
43,501,490 issued and outstanding (2006: 40,277,500)	43,502	40,278
Additional paid-in capital	2,633,768	2,190,611
Warrants	51,587	40,110
Accumulated other comprehensive loss	(583)	(583)
Deficit accumulated during the exploration stage	(2,683,208)	(1,818,723)

Total stockholders’ equity	45,066	451,693

Total Liabilities and Stockholders’ Equity	$317,522	$529,054

Nature and Continuance of Operations – Note 1
Commitments – Notes 4 and 7
Subsequent Events – Note 4

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended May 31, 2007 and 2006 and
for the period from July 27, 1994 (Date of Inception) to May 31, 2007
(Stated in US Dollars)

			July 27, 1994
			(Date of
	Years ended		Inception) to
	May 31,		May 31,
	2007	2006	2007

Expenses
Accounting, audit and legal fees	$90,297	$60,509	$276,192
Bank charges	360	171	1,303
Consulting fees – Note 6	116,655	126,741	446,571
Depreciation	2,708	1,829	5,871
Filing and transfer agent fees	2,724	6,023	32,863
Foreign exchange loss (gain)	(11,047)	(5,906)	(13,383)
General and administrative – Note 6	19,288	13,006	52,247
Mineral property costs (recovery) – Schedule A and Notes 4(b) and 6	674,896	(28,073)	1,133,394
Printing and mailing	-	1,523	16,883
Shareholder information and investor relations	-	21,553	59,700
Stock-based compensation	-	-	368,641
Travel and entertainment	15,395	21,310	119,084

Loss before other item	(911,276)	(218,686)	(2,499,366)

Other items
Interest income	6,410	4,193	22,485
Recovery of doubtful collection – Note 4(b)	40,381	-	40,381
Allowance for doubtful collection – Note 4(b)	-	(246,708)	(246,708)

	46,791	(242,515)	(183,842)

Net loss for the period	$(864,485)	$(461,201)	$(2,683,208)

Basic and diluted loss per share	$(0.02)	$(0.01)

Weighted average number of shares outstanding	42,508,578	40,277,500

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period from July 27, 1994 (Date of Inception) to May 31, 2007
(Stated in US Dollars)

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the
	Common Shares		Paid-in		Comprehensive	Exploration
	Number	Par Value	Capital	Warrants	Loss	Stage	Total

Balance, July 27, 1994 (Date of Inception)	-	$-	$-	$-	$-	$-	$-
Common stock	1	1	-	-	-	-	1
Amount contributed by director	-	-	1,881	-	-	-	1,881
Net loss for the periods	-	-	-	-	-	(7,902)	(7,902)

Balance, May 31, 2001	1	1	1,881	-	-	(7,902)	(6,020)
Net loss for the year	-	-	-	-	-	(1,860)	(1,860)

Balance, May 31, 2002	1	1	1,881	-	-	(9,762)	(7,880)
Net loss for the year	-	-	-	-	-	(1,360)	(1,360)

Balance, May 31, 2003	1	1	1,881	-	-	(11,122)	(9,240)
Reverse acquisition	(1)	(1)	(1,881)	-	-	-	(1,882)
Issuance of common shares for reverse
acquisition	25,000,000	25,000	(23,119)	-	-	-	1,881
Outstanding common shares of Company
prior to acquisition	11,360,000	11,360	(10,883)	-	(583)	-	(106)
Issuance of shares for cash pursuant to a
private placement - at	1,766,000	1,766	881,234	-	-	-	883,000
$0.50
Stock-based compensation	-	-	368,641	-	-	-	368,641
Net loss for the year	-	-	-	-	-	(527,446)	(527,446)

     …/cont’d

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.	Continued
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period from July 27, 1994 (Date of Inception) to May 31, 2006
(Stated in US Dollars)

						Deficit
					Accumulated	Accumulated
			Additional		Other	During the
	Common Shares		Paid-in		Comprehensive	Exploration
	Number	Par Value	Capital	Warrants	Loss	Stage	Total

Balance, May 31, 2004	38,126,000	38,126	1,215,873	-	(583)	(538,568)	714,848
Issuance of shares for cash pursuant to a private
placement - at $0.50	1,950,000	1,950	973,050	-	-	-	975,000
Issuance of shares for finder’s fee of private
placement - at $0.50	101,500	102	50,648	-	-	-	50,750
Finders’ fees	-	-	(50,750)	-	-	-	(50,750)
Fair value of share purchase warrants (finders’
fees)	-	-	(40,110)	40,110	-	-	-
Issuance of shares for services rendered - at $0.42	100,000	100	41,900	-	-	-	42,000
Net loss for the year	-	-	-	-	-	(818,954)	(818,954)

Balance, May 31, 2005	40,277,500	40,278	2,190,611	40,110	(583)	(1,357,522)	912,894
Net loss for the year	-	-	-	-	-	(461,201)	(461,201)

     …/cont’d

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.	Continued
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period from July 27, 1994 (Date of Inception) to May 31, 2006
(Stated in US Dollars)

						Deficit
					Accumulated	Accumulated
	Common Shares		Additional		Other	During the
	Number	Par Value	Capital	Warrants	Loss	Stage	Total

Balance, May 31, 2006	40,277,500	40,278	2,190,611	40,110	(583)	(1,818,723)	451,693
Issuance of shares for cash pursuant to
a private placement - at $0.15	2,750,300	2,750	409,795	-	-	-	412,545
Issuance of shares for finder’s fee of
private placement - at $0.175	123,690	124	21,522	-	-	-	21,646
Finders’ fees	-	-	(21,646)	-	-	-	(21,646)
Share issuance costs	-	-	(3,687)	-	-	-	(3,687)
Fair value of share purchase warrants
(finders’ fees)	-	-	(9,895)	9,895	-	-	-
Revaluation of share purchase warrants	-	-	(1,582)	1,582	-	-	-
Issuance of shares for services rendered
- at $0.14	350,000	350	48,650	-	-	-	49,000
Net loss for the year	-	-	-	-	-	(864,485)	(864,485)

Balance, May 31, 2007	43,501,490	$43,502	$2,633,768	$51,587	$(583)	$(2,683,208)	$45,066

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended May 31, 2007 and 2006 and
for the period from July 27, 1994 (Date of Inception) to May 31, 2007
(Stated in US Dollars)

			July 27, 1994
			(Date of
	Years ended		(Inception) to
	May 31,		May 31,
	2007	2006	2007

Cash Flows from Operating Activities
Net loss for the period	$(864,485)	$(461,201)	$(2,683,208)
Adjustments to reconcile net loss to net cash provided by (used
in) operating activities:
Stock compensation expenses	-	-	368,641
Depreciation	2,708	1,829	5,871
Permit and engineering studies	-	-	150,000
Shareholder information and investor relations	-	-	20,447
Accounting, audit and legal fees	49,000	-	49,000
Foreign exchange translation adjustment	-	-	(106)
Change in non-cash working capital items related to operations:
GST receivable	4,659	(693)	(9,128)
Prepaid expenses	(768)	26,897	19,589
Advance receivable	22,342	(36,531)	(14,189)
Accounts payable and accrued liabilities	195,095	31,634	272,456

Cash flows used in operating activities	(591,449)	(438,065)	(1,820,627)

Cash Flows from Investing Activities
Advance on investment	-	-	(150,000)
Mineral property deposit	124,600	(124,600)	-
Additions to equipment	(2,633)	(724)	(8,782)

Cash flows provided by (used in) investing activities	121,967	(125,324)	(158,782)

Cash Flows from Financing Activities
Net proceeds on issuance of common stock	408,858	-	2,266,858
Amounts contributed by director	-	-	1,881

Cash flows provided by financing activities	408,858	-	2,268,739

…/cont’d

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.	Continued
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended May 31, 2007 and 2006 and
for the period from July 27, 1994 (Date of Inception) to May 31, 2007
(Stated in US Dollars)

			July 27, 1994
			(Date of
	Years ended		(Inception) to
	May 31,		May 31,
	2007	2006	2007

Net increase (decrease) in cash and cash equivalents	(60,624)	(563,389)	289,330

Cash and cash equivalents, beginning of the period	349,954	913,343	-

Cash and cash equivalents, end of the period	$289,330	$349,954	$289,330

Cash and cash equivalents consist of:
Cash	$118,034	$274,463	$118,034
Term deposits	171,296	75,491	171,296

	$289,330	$349,954	$289,330

Supplemental Information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	-	-	-

Non-cash Transactions:
Issuance of shares for commission paid to broker for private placement	$21,646	$50,750	$72,396
Issuance of shares for services rendered	49,000	42,000	91,000
Issuance of share purchase warrants for finder’s fee paid to broker for
private placement	11,477	-	11,477

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.	Schedule A
(An Exploration Stage Company)
SCHEDULE OF MINERAL PROPERTY COSTS
for the years ended May 31, 2007 and 2006 and
for the period from July 27, 1994 (Date of Inception) to May 31, 2007
(Stated in US Dollars)

	DXC	Jiajika	DX	Lushi	DHLT
	Salt Lake	Spodumene	Polymetallic	Spodumene	Spodumene
	Property	Property	Property	Property	Property	Total

Balance, May 31, 2003	$-	$-	$-	$-	$-	$-
Administrative	-	471	-	276	-	747
Consulting fees	-	9,263	-	3,027	-	12,290
Travel	-	2,763	-	1,953	-	4,716

Balance, May 31, 2004	-	12,497	-	5,256	-	17,753
Administrative	-	6,598	843	1,357	186	8,984
Consulting fees	-	33,799	6,552	18,925	-	59,276
Feasibility study	-	157,769	-	35,969	-	193,738
Exploration costs	-	-	30,266	-	-	30,266
Permit costs	-	150,000	-	-	-	150,000
Travel	-	15,085	1,785	9,163	521	26,554

Balance, May 31, 2005	-	375,748	39,446	70,670	707	486,571
Administrative	5,560	2,100	577	-	50	8,287
Consulting fees	46,629	12,062	9,688	2,242	-	70,621
Engineering studies	26,933	-	-	-	-	26,933
Feasibility study	29,080	-	-	-	-	29,080
Geophysical study	31,114	-	-	-	-	31,114
Legal fees	623	-	-	-	247	870
Topography measurement	32,266	-	-	-	-	32,266
Travel	30,953	8,009	2,046	-	7,205	48,213
Wages and benefits	33,601	-	-	-	-	33,601
Cost recovery – Note 4(b)	-	(309,058)	-	-	-	(309,058)

Balance, May 31, 2006	236,759	88,861	51,757	72,912	8,209	458,498
Administrative	5,200	-	-	-	-	5,200
Consulting fees – Note 6	134,580	-	-	-	-	134,580
Engineering studies	38,063	-	-	-	-	38,063
Mining permit	382,920	-	-	-	-	382,920
Topography measurement	15,001	-	-	-	-	15,001
Legal fees	9,695	-	-	-	-	9,695
Travel	53,262	488	-	-	-	53,750
Wages and benefits	35,687	-	-	-	-	35,687

Balance, May 31, 2007	$911,167	$89,349	$51,757	$72,912	$8,209	$1,133,394

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2007 and 2006
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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $2,683,208 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Sterling Group Ventures Inc. was incorporated in the State of Nevada on September 13, 2001 and its fiscal year end is May 31. On January 20, 2004, the Company acquired all of the issued and outstanding shares of Micro Express Ltd. (“Micro”), which was incorporated on July 27, 1994. The business combination was accounted for as a reverse acquisition whereby the purchase method of accounting was used with Micro being the accounting parent and the Company being the accounting subsidiary.

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
May 31, 2007 and 2006
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

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Micro Express Holdings Inc., Micro Express Ltd., Huyana Ventures Limited., Makaelo Holdings Inc. and Makaelo Limited. All inter-company transactions and account balances have been eliminated. The Company’s subsidiaries are all incorporated under the laws of the Territory of the British Virgin Islands on the following dates: Micro Express Holdings Inc. was incorporated on February 25, 2004; Micro Express Ltd. was incorporated on July 27, 1994; Huyana Ventures Limited was incorporated on August 18, 2004; Makaelo Holdings Inc. was incorporated on March 21, 2005 and Makaelo Limited was incorporated on February 14, 2005.

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

As at May 31, 2007, the Company did not have proven or probable ore reserves.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2007 and 2006
(Stated in US Dollars) – Page 3

Note 2	Summary of Significant Accounting Policies – (cont’d)

Impairment of Long-lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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
May 31, 2007 and 2006
(Stated in US Dollars) – Page 4

Note 2	Summary of Significant Accounting Policies – (cont’d)

Financial Instruments

The carrying value of cash and cash equivalents, advance receivable and accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of May 31, 2007, the Company had no deposit in a bank beyond insured limits.

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
May 31, 2007 and 2006
(Stated in US Dollars) – Page 5

Note 2	Summary of Significant Accounting Policies – (cont’d)

Stock-based Compensation

On June 1, 2006, the Company adopted the fair value recognition provisions of FAS No. 123(R), Share-Based Payment, (“FAS 123R”). Prior to June 1, 2006, the Company accounted for stock-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FAS No. 123, Accounting for Stock-Based Compensation (“FAS 123”). In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted FAS 123R using the modified-prospective transition method. Under that transition method, compensation cost recognized for the year ended May 31, 2007 and thereafter will include: (a) compensation costs for all share-based payments granted prior to, but not yet vested as of June 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to June 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The financial results for the prior periods have not been restated. The Company will amortize stock compensation cost rateable over the requisite service period. Adoption of FAS123R has no impact on the financial statements of the Company.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for financial statements as of December 15, 2006. The adoption of FIN 48 is expected to have no impact on the Company's financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying FAS 157.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2007 and 2006
(Stated in US Dollars) – Page 6

Note 2	Summary of Significant Accounting Policies – (cont’d)

New Accounting Pronouncements – (cont’d)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. FAS 158 is effective for financial statements as of December 31, 2006. The adoption of FAS No. 158 is expected to have no impact on the Company's financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying FAS159.

Note 3	Advance Receivable – Note 6

Advance receivable is intended to be utilized against expenses in the year ended May 31, 2008.

Note 4	Mineral Properties

a)	Dangxiongcuo Salt Lake Project

On September 16, 2005, the Company, through its wholly owned subsidiary, Micro Express Holdings Inc. (“Micro”), signed an agreement (the “Agreement”) for the development of Dangxiongcuo salt lake property (“DXC Salt Lake”) in Nima county of Naqu district in Tibet, China. The Agreement follows a Letter of Intent signed between the parties on July 11, 2005.

Pursuant to the Agreement, the parties have agreed to set up a Cooperative Company, (the “Cooperative”) to develop the DXC Salt Lake. The objective of the Cooperative is to use the funds provided by the Company and the skills and technology provided by the other party to produce lithium carbonate and borate from brine. The Company, through Micro, will own 65% of the Cooperative. It is anticipated that the total investment in the Cooperative will be approximately RMB240,000,000 (approximately $31,440,000).

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2007 and 2006
(Stated in US Dollars) – Page 7

Note 4	Mineral Properties – (cont’d)

a)	Dangxiongcuo Salt Lake Project – (cont’d)

As of May 31, 2007, the Company has incurred a total of $911,167 in mineral property costs. At May 31, 2006, the Company had an outstanding advance of RMB1,000,000 ($124,600).

On June 23, 2007, the Company entered into a consulting agreement with a Chinese company to assist the Company in obtaining certain government approvals to facilitate the establishment of a joint venture company that is required for the Company to continue the exploration and development of this project in Tibet. If the Chinese company is successful in its efforts, then it will be compensated by receiving from the Company an amount of shares equal to 10% of the Company’s then issued and outstanding capital.

On July 3, 2007, Micro received a letter from the other party to the agreement stating that the agreement between Micro and the other party should be deemed terminated as a result of lack of progress in the approval for the establishment of the joint venture company and is considering a lawsuit against the Company and Micro. Micro has responded that the other party’s claim has no legal grounds as the lack of progress is not caused by Micro.

b)	Jiajika Spodumene Property

On April 5, 2005, the Company, through its wholly-owned subsidiary Micro Express Ltd. (“MEL”), signed a joint venture contract with a Chinese partner for the establishment of a joint venture company, Jihai Lithium Ltd. and the development of the Jiajika lithium deposit in Kangding District, Sichuan Province, China. On March 3, 2006, both parties agreed to terminate the joint venture and the Chinese partner will pay back RMB2,480,000 ($309,058) incurred by MEL on the project. The Chinese partner shall pay RMB1,200,000 ($149,520) and RMB1,280,000 ($159,538) before April 15, 2006 and March 30, 2007, respectively. If the Chinese partner does not pay the RMB1,280,000, the amount will be converted into an interest in the Jiajika project based on the percentage of MEL’s investment as to the registered capital contribution in Jiajika project by the Chinese partner. As at May 31, 2006, the Company had received RMB500,000 ($62,350) and a receivable of RMB1,980,000 ($246,708) was recorded. As the Chinese partner has not paid the remaining RMB700,000 ($87,170) and the recoverability of the RMB1,280,000 ($159,538) was uncertain, the Company recorded an allowance for doubtful collection totaling $246,708 for the year ended May 31, 2006.

During the year ended May 31, 2007, the Company received RMB300,000 ($40,381) from the Chinese partner. This amount was reported as recovery of doubtful collection in the Consolidated Statements of Operation.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2007 and 2006
(Stated in US Dollars) – Page 8

Note 4	Mineral Properties – (cont’d)

b)	Jiajika Spodumene Property – (cont’d)

On June 15, 2007, the Company received RMB500,000 ($65,596) from the Chinese partner.

As at May 31, 2007, the Company had incurred $398,407 in the Jiajika Spodumene Property before the cumulative cost recovery of RMB800,000 ($102,731) for the year ended May 31, 2007.

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

As at May 31, 2006, the Company had incurred a total of $51,757 in the DX Polymetallic Property and during the year ended May 31, 2007 has abandoned the property.

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
May 31, 2007 and 2006
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

As at May 31, 2006, the Company had incurred $8,209 in the DHLT Spodumene Property and had abandoned the property.

Note 5	Equipment

		2007
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$8,782	$5,871	$2,911

		2006
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$6,149	$3,163	$2,986

The equipment is located in Canada and China.

Note 6	Related Party Transactions

The Company was charged consulting fees during the year ended May 31, 2007 totalling $115,722 (2006: $123,173) by companies controlled by two directors of the Company.

The Company was charged consulting fees – mineral property costs during the year ended May 31, 2007 totalling $18,657 (2006: $9,579) by the Vice President of Micro.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2007 and 2006
(Stated in US Dollars) – Page 10

Note 6	Related Party Transactions – (cont’d)

The Company was charged rental fees included in General and Administrative during the year ended May 31, 2007 totalling $13,869 (2006: $10,016) by a company controlled by a director of the Company.

The Company was charged mineral property costs - consulting during the year ended May 31, 2007 in the amount of $45,008 (2006: $43,296) by a company controlled by a director of the Company.

Cash and cash equivalents at May 31, 2007 include $66,136 (2006: $290,194) held in trust by a director of the Company.

Included in advance receivable is $14,189 (2006: $33,595) advanced to the Vice-President of Micro. This is intended to be utilized against expenses in the year ended May 31, 2008.

Included in accounts payable is $219,501 (2006: $23,814) which is due to the companies controlled by the directors of the Company for their services provided.

Note 7	Capital Stock – Note 4

Commitments:

a)	Capital Stock

The Company planned a private placement of up to 5,000,000 units at $0.15 per unit for a total proceeds of $750,000. Each unit consists of one common share and one share purchase warrant entitling the holder the right to purchase one common share at $0.18 per share expiring on December 29, 2006 (the Series “C” Share Purchase Warrants). A 7% finder’s fee will be paid in relation to the private placement. As at May 31, 2007, the Company had received total subscriptions of $412,545 for 2,750,300 units. The private placement was closed without issuing the remaining 2,249,700 units. Finder's fee of 123,690 units with the aforementioned terms was issued.

b)	Stock Options

On February 3, 2004, the Board of Directors of the Company has approved the 2004 Stock Option Plan which allows the Company to grant up to 3,636,000 stock options as an incentive to directors, officers, employees and consultants.

During the years ended May 31, 2007 and 2006, no stock options were granted, exercised or cancelled.

As at May 31, 2007, there were a total of 3,636,000 stock options outstanding to directors and officers of the Company exercisable at $0.50 per share, expiring on February 3, 2009.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2007 and 2006
(Stated in US Dollars) – Page 11

Note 7	Capital Stock – Note 4 – (cont’d)

Commitments – (cont’d)

c)	Share Purchase Warrants

During the year ended May 31, 2007, 2,873,990 Series “C” warrants were issued, including 123,690 warrants with a fair value of $11,477 for a finder’s fee. Each Series “C” warrant entitles the holder thereof the right to purchase one common share at $0.18 per share expiring on December 29, 2006. No warrant was exercised or cancelled during the period. On December 22, 2006, the Company extended the expiry date of the 2,873,990 Series “C” Share Purchase Warrants from December 29, 2006 to February 29, 2008. The exercise price of the warrants remains unchanged at $0.18 per share.

The fair value of the Series “C” warrants granted to the finders was $0.08 per share and was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions used: dividend yield of 0%, expected volatility of 98.91%, risk-free interest rate of 5.0%, and an expected life of 1.3 years.

As at May 31, 2007, the Company has a total of 3,817,500 and 2,873,990 Series “A” and “C” share purchase warrants outstanding, respectively.

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

There is no current or deferred tax expense for the years ended May 31, 2007 and 2006, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2007 and 2006
(Stated in US Dollars) – Page 12

Note 8	Deferred Tax Assets – (cont’d)

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

	2007	2006

Deferred tax assets	$329,452	$252,182
Valuation allowance	(329,452)	(252,182)

Net deferred tax assets	$-	$-

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

Note 9	Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies through amounts held in China in RMB:

- cash $66,121; and
- cost recovery receivable $206,327.

Note 10	Income Taxes

No provision for income taxes has been provided for in these financial statements due to the net loss. At May 31, 2007, the Company has net operating loss carryforwards, which expire commencing in 2022, totaling approximately $968,975, the benefit of which has not been recorded in the financial statements.

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

b)        The following reports on Form 8-K were filed during the year ended May 31, 2007:

On June 29, 2006, the Company filed a report on Form 8-K under Items 8.01, and 9.01 disclosing that the Company received a qualifying report detailing the initial assessment on the mining prospects of the DXC Salt Lake Property in Nima county of Naqu district in Tibet, China.

On September 20, 2006, the Company filed a report on Form 8-K under Items 8.01, and 9.01 disclosing that the Company received approval for the reserve auditing of the Dangxiongcuo salt lake property (“DXC Salt Lake”) from the Ministry of Land and Resources of China.

On October 2, 2006, the Company filed a report on Form 8-K under Items 3.02 disclosing that The Company issued 2,873,990 units at a price of $0.15 per unit in a private placement.

On December 22, 2006, the Company filed a report on Form 8-K under Items 8.01 announcing that the Company extended the expiry date of 2,873,990 Share Purchase Warrants (the Series “C” share purchase Warrants) from December 29, 2006 to February 29, 2008.

On June 8, 2007, the Company filed a report on Form 8-K under Items 5.02 disclosing that the Company received and accepted the resignation of Mr. Patrick Chan from its Board of Directors and appointed Mr. Robert Smiley to the Board of Directors.

On June 28, 2007, the Company filed a report on Form 8-K under Items 1.01, and 9.01 disclosing that the Company entered into a consulting agreement with Zhongchuan Mining Co. Ltd. for obtaining certain government approvals in China to facilitate the establishment of a joint venture company in Tibet, China.

On July 10, 2007, the Company filed a report on Form 8-K under Items 8.01 updating the development of DXC salt lake project in Tibet, China.

Item 14. Principal Accountant Fees and Services.

Audit Fees

Amisano Hanson ("AH") provided audit services to the Company in connection with its annual report for the fiscal year ended May 31, 2007 and 2006. The aggregate fees owned to AH for the May 31, 2007 year ended audit of the Company’s annual financial statements was $10,000 and the aggregate fees billed by AH for the fiscal year 2007 quarterly reviews of the Company was $13,070. The aggregate fees billed by AH for the May 31, 2006 year ended audit of the Company's annual financial statements was $18,416 and the aggregate fees billed by AH for the fiscal year 2006 quarterly reviews of the Company was $11,165.

Audit Related Fees

No fees were billed by AH to the Company for professional services that are reasonably related to the audit or review of the Company's financial statements that are not disclosed in "Audit Fees" above.

Tax Fees

No fees were billed by AH to the Company in 2007 for professional services rendered in connection with the preparation of the Company's tax returns for the period. No fees were billed by AH to the Company in 2006 for professional services rendered in connection with the preparation of the Company's tax returns for the year ended May 31, 2006.

All Other Fees

No fees were billed by AH to the Company for other professional services rendered or any other services not disclosed above during the period from June 1, 2006 to May 31, 2007 and no fees were billed by AH to the Company for other professional services rendered or any other services not disclosed above during the period from June 1, 2005 to May 31, 2006.

Audit Committee Pre-Approval

The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2007 and 2006.

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
Date: August 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard Shao
Richard Shao, President and Chief Financial Officer

By:	/s/ Raoul Tsakok
Raoul Tsakok, Chairman and Chief Executive Office
Date: August 29, 2007