Form 10QSB
period 2007-08-31
STERLING GROUP VENTURES INC
filed 2007-10-15
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Act Of 1934

For the quarterly period ended August 31, 2007

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

Common Stock, $0.001 par value	43,826,175
(Class)	(Outstanding as of October 10, 2007)

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

STERLING GROUP VENTURES, INC.
FORM 10-QSB
INDEX

Page

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	3

Interim Consolidated Balance Sheets of Sterling Group Ventures, Inc. at August 31, 2007 and May 31, 2007	3

Interim Consolidated Statements of Operations for the three months ended August 31, 2007 and 2006 and for the Period from July 27, 1994 (Date of Inception) to August 31, 2007	4

Interim Consolidated Statements of Cash Flows for the three months ended August 31, 2007 and 2006 and for the Period from July 27, 1994 (Date of Inception) to August 31, 2007	5-6

Interim Consolidated Statements of Stockholders' Equity(Deficiency) for the period from July 27, 1994 (Date of Inception) to August 31, 2007	7-9

Schedule Of Mineral Property Costs	10-11

Notes to the Interim Consolidated Financial Statements	12-15

Item 2. Management's Discussion and Analysis or Plan of Operation	16

Item 3. Controls and Procedures	21

Part II - OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 2. Unregistered Sales of Equity Securities and Use of proceeds	22

Item 3. Defaults Upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	23

Item 6. Exhibits	23

Signatures	23

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
August 31, 2007 and May 31, 2007
(Stated in US Dollars)
(Unaudited)

	August 31,	May 31,
	2007	2007

ASSETS

Current Assets
Cash and cash equivalents – Note 5	$337,336	$289,330
GST receivable	2,322	9,128
Prepaid expenses	328	1,964
Advance receivable - Notes 2 and 5	14,381	14,189

Total current assets	354,367	314,611

Equipment - Note 4	2,513	2,911

Total Assets	$356,880	$317,522

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and other accrued liabilities – Notes 5 and 8	$312,032	$272,456

Stockholders' Equity – Notes 3, 6 and 8
Common stock : $0.001 Par Value
Authorized : 500,000,000
Issued and outstanding : 43,501,490 (May 31, 2007: 43,501,490)	43,502	43,502
Additional paid-in capital	2,633,768	2,633,768
Warrants	51,587	51,587
Accumulated other comprehensive loss	(583)	(583)
Deficit accumulated during the exploration stage	(2,683,426)	(2,683,208)

Total Stockholders' Equity	44,848	45,066

Total Liabilities and Stockholders' Equity	$356,880	$317,522

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended August 31, 2007 and 2006 and
for the period from July 27, 1994 (Date of Inception) to August 31, 2007
(Stated in US Dollars)
(Unaudited)

			July 27, 1994
			(Date of
	Three months ended		Inception) to
	August 31,		August 31,
	2007	2006	2007

Expenses
Accounting, audit and legal fees	$10,225	$19,200	$286,417
Bank charges	80	87	1,383
Consulting fees – Note 5	29,029	31,428	475,600
Depreciation	398	512	6,269
Filing fees and transfer agent	354	1,607	33,217
Foreign exchange loss (gain)	(494)	(4,529)	(13,877)
General and administrative – Note 5	7,744	5,527	59,991
Mineral property costs – Schedule A – Notes 3 and 5	18,789	474,821	1,152,183
Printing and mailing	-	-	16,883
Shareholder information and investor relations	-	-	59,700
Stock-based compensation	-	-	368,641
Travel and entertainment	1,502	3,961	120,586

	(67,627)	(532,614)	(2,566,993)

Other items
Interest income	1,814	935	24,299
Recovery of doubtful account – Note 3(b)	65,595	-	105,976
Allowance for doubtful collection	-	-	(246,708)

	67,409	935	(116,433)

Net loss for the period	$(218)	$(531,679)	$(2,683,426)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average number of shares outstanding	43,501,490	40,277,500

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended August 31, 2007 and 2006 and
for the period from July 27, 1994 (Date of Inception) to August 31, 2007
(Stated in US Dollars)
(Unaudited)

			July 27, 1994
			(Date of
	Three months ended		Inception) to
	August 31,		August 31,
	2007	2006	2007

Cash flows from operating activities
Net loss for the period	$(218)	$(531,679)	$(2,683,426)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities
Stock compensation expenses	-	-	368,641
Depreciation	398	512	6,269
Permit and engineering studies	-	-	150,000
Shareholder information and investor relations	-	-	20,447
Accounting, audit and legal fees	-	-	49,000
Foreign currency translation adjustment	-	-	(106)
Changes in non-cash working capital items related to
operations
GST receivable	6,806	8,807	(2,322)
Prepaid expenses	1,636	(11)	21,225
Advance receivable	(192)	2,639	(14,381)
Accounts payable and accrued liabilities	39,576	54,685	312,032

Net cash provided by (used in) operating activities	48,006	(465,047)	(1,772,621)

Cash flows from investing activities
Advance on investment	-	-	(150,000)
Mineral property deposit recovery	-	124,600	-
Additions to equipment	-	-	(8,782)

Net cash flows provided by (used in) investing activities	-	124,600	(158,782)

Cash flows from financing activities
Net proceeds on issuance of common stock	-	-	2,266,858
Subscriptions received	-	192,320	-
Amounts contributed by director	-	-	1,881

Net cash flows provided by financing activities	-	192,320	2,268,739

			…/cont’d

SEE ACCOMPANYING NOTES

Continued

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended August 31, 2007 and 2006 and
for the period from July 27, 1994 (Date of Inception) to August 31, 2007
(Stated in US Dollars)
(Unaudited)

			July 27, 1994
			(Date of
	Three months ended		Inception) to
	August 31,		August 31,
	2007	2006	2007

Net increase (decrease) in cash and cash equivalents	48,006	(148,127)	337,336

Cash and cash equivalents – beginning of the period	289,330	349,954	-

Cash and cash equivalents – end of the period	$337,336	$201,827	$337,336

Cash and cash equivalents consist of:
Cash	$117,726	$176,428	$117,726
Term deposits	219,610	25,399	219,610

	$337,336	$201,827	$337,336

Non-Cash Transactions:
Issuance of shares for commission paid to broker for	$-	$-	$72,396
private placement
Issuance of shares for services rendered and prepaid	$-	$-	$91,000
expenses
Issuance of share purchase warrants for finder’s fee
paid to broker for private placement	$-	$-	$11,477

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period from July 27, 1994 (Date of Inception) to August 31, 2007
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
(Stated in US Dollars)
(Unaudited)

							Deficit
						Accumulated	Accumulated
				Additional		Other	During the
		Common Shares		Paid-in		Comprehensive	Exploration
		Number	Par Value	Capital	Warrants	Loss	Stage	Total

Balance, May 31, 2006		40,277,500	40,278	2,190,611	40,110	(583)	(1,818,723)	451,693
Issuance of shares for cash pursuant to a private
placement	- at $0.15	2,750,300	2,750	409,795	-	-	-	412,545
Issuance of shares for finder’s fee of private placement
	- at $0.175	123,690	124	21,522	-	-	-	21,646
Finders’ fees		-	-	(21,646)	-	-	-	(21,646)
Share issuance costs		-	-	(3,687)	-	-	-	(3,687)
Fair value of share purchase warrants (finders’ fees)		-	-	(9,895)	9,895	-	-	-
Revaluation of share purchase warrants		-	-	(1,582)	1,582	-	-	-
Issuance of shares for services rendered	- at $0.14	350,000	350	48,650	-	-	-	49,000
Net loss for the year ended May 31, 2007		-	-	-	-	-	(864,485)	(864,485)

Balance, May 31, 2007		43,501,490	43,502	2,633,768	51,587	(583)	(2,683,208)	45,066
Net loss for the three months ended August 31, 2007		-	-	-	-	-	(218)	(218)

Balance, August 31, 2007		43,501,490	$43,502	$2,633,768	$51,587	$(583)	$(2,683,426)	$44,848

SEE ACCOMPANYING NOTES

Schedule A

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED SCHEDULE OF MINERAL PROPERTY COSTS
for the three months ended August 31, 2007 and 2006
(Stated in US Dollars)
(Unaudited)

	DXC	Jiajika
	Salt Lake	Spodumene
	Property	Property

Three months ended August 31, 2007
Administrative	$398	$-
Consulting fees	14,461	-
Legal fees	3,930	-

	$18,789	$-

Three months ended August 31, 2006
Administrative	$1,746	$-
Consulting fees	17,441	-
Engineering studies	31,177	-
Mining permit	377,100	-
Topography measurement	15,001	-
Travel	13,125	488
Wages and benefits	18,743	-

Balance, August 31, 2006	$474,333	$488

From Date of Inception (July 2, 1994) to August 31, 2007
Balance, May 31, 2003	$-	$-
Administrative	-	471
Consulting fees	-	9,263
Travel	-	2,763

Balance, May 31, 2004	-	12,497
Administrative	-	6,598
Consulting fees	-	33,799
Feasibility study	-	157,769
Exploration costs	-	-
Permit costs	-	150,000
Travel	-	15,085

		…/cont’d

SEE ACCOMPANYING NOTES

Schedule A

Continued

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED SCHEDULE OF MINERAL PROPERTY COSTS
for the three months ended August 31, 2007 and 2006
(Stated in US Dollars)
(Unaudited)

	DXC	Jiajika
	Salt Lake	Spodumene
	Property	Property

Balance, May 31, 2005	-	375,748
Administrative	5,560	2,100
Consulting fees	46,629	12,062
Engineering studies	26,933	-
Feasibility study	29,080	-
Geophysical study	31,114	-
Legal fees	623	-
Topography measurement	32,266	-
Travel	30,953	8,009
Wages and benefits	33,601	-
Cost recovery	-	(309,058)

Balance, May 31, 2006	236,759	88,861
Administrative	5,200	-
Consulting fees	134,580	-
Engineering studies	38,063	-
Mining permit	382,920	-
Topography measurement	15,001	-
Legal fees	9,695	-
Travel	53,262	488
Wages and benefits	35,687

Balance, May 31, 2007	911,167	89,349
Administrative	398	-
Consulting fees	14,461	-
Legal fees	3,930	-

Balance, August 31, 2007	$929,956	$89,349

SEE ACCOMPANYING NOTES

Sterling Group Ventures, Inc. (An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
August 31, 2007 (Stated in US Dollars) (Unaudited)

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2007
(Stated in US Dollars) (Unaudited)

Note 1	Interim Reporting and Continuance of Operations

While the information presented in the accompanying interim three-month consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, result of operations and cash flows for the interim periods presented. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements be read in conjunction with the Company’s May 31, 2007 annual consolidated financial statements.

Operating results for the three-month period ended August 31, 2007 are not necessarily indicative of the results that can be expected for the year ending May 31, 2008.

The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At August 31, 2007, the Company had working capital of $42,335 which may not be sufficient to sustain operations over the next twelve months, had not yet achieved profitable operations, has accumulated losses of $2,683,426 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

These consolidated financial statements include the accounts of the Company and its wholly- owned subsidiaries, Micro Express Holdings Inc., Micro Express Ltd., Huyana Ventures Limited., Makaelo Holdings Inc. and Makaelo Limited. All inter-company transactions and account balances have been eliminated.

Note 2	Advance Receivable – Note 5

Advance receivable is intended to be utilized against expenses in the year ended May 31, 2008.

Note 3	Mineral Properties

a)	Dangxiongcuo Salt Lake Project

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
August 31, 2007 (Stated in US Dollars) (Unaudited)

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

As of August 31, 2007, the Company has incurred a total of $929,956 in mineral property costs.

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

On July 3, 2007, Micro received a letter from the other party to the agreement stating that the agreement between Micro and the other party should be deemed terminated as a result of lack of progress in the approval for the establishment of the joint venture company and is considering a lawsuit against the Company and Micro. Micro has responded that the other party’s claim has no legal grounds as the lack of progress is not caused by Micro. As part of the agreement, the other Chinese party was obligated to get all necessary government approvals plus provide technology.

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

On June 15, 2007, the Company received RMB500,000 ($65,595) from the Chinese partner.

As at August 31, 2007, the Company had incurred $398,407 in the Jiajika Spodumene Property before the cumulative cost recovery of RMB1,300,000 ($168,326) up to August 31, 2007.

Note 4	Equipment

Sterling Group Ventures, Inc. (An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
August 31, 2007 (Stated in US Dollars) (Unaudited)

		August 31, 2007
		Accumulated
	Cost	Amortization	Net

Computer equipment	$8,782	$6,269 $	2,513

		May 31, 2007
		Accumulated
	Cost	Amortization	Net

Computer equipment	$8,782	$5,871	$2,911

The equipment is located in Canada and China.

Note 5		Related Party Transactions

The Company was charged consulting fees during the three-month period ended August 31, 2007 totalling $28,791 (2006: $31,203) by companies controlled by two directors of the Company.

The Company was charged rental fees included in General and Administrative during the three-month period ended August 31, 2007 totalling $6,773 (2006: $2,622) by a company controlled by a director of the Company.

The Company was charged mineral property costs - consulting during the three-month period ended August 31, 2007 totalling $1,584 (2006: $4,509) by the Vice President of Micro.

The Company was charged mineral property costs - consulting during the three-month period ended August 31, 2007 in the amount of $11,927 (2006: $11,276) by a company controlled by a director of the Company.

The Company was charged mineral property costs - administrative during the three-month period ended August 31, 2007 totalling $398 (2006: $Nil) by the Vice President of Micro.

Cash and cash equivalents at August 31, 2007 include $131,622 (May 31, 2007: $66,136) held in trust by a director of the Company.

Advance receivable is $14,381 (May 31, 2007: $14,189) advanced to the Vice-President of Micro. This is intended to be utilized against expenses in the year ended May 31, 2008.

Included in accounts payable is $260,316 (May 31, 2007: $219,501) which is due to the companies controlled by the directors of the Company and to the Vice President of Micro for their services provided.

Note 6		Capital Stock – Notes 3 and 8

Commitments:

	a)	Capital Stock

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
August 31, 2007 (Stated in US Dollars) (Unaudited)

b)	Stock Options

On February 3, 2004, the Board of Directors of the Company has approved the 2004 Stock Option Plan which allows the Company to grant up to 3,636,000 stock options as an incentive to directors, officers, employees and consultants.

During the three-month period ended August 31, 2007 and 2006, no stock options were granted, exercised or cancelled.

As at August 31, 2007, there were a total of 3,636,000 stock options outstanding to directors and officers of the Company exercisable at $0.50 per share, expiring on February 3, 2009.

c)	Share Purchase Warrants

During the three-month period ended August 31, 2007, no warrant was exercised or cancelled during the period.

As at August 31, 2007, the Company has a total of 3,817,500 and 2,873,990 Series “A” and “C” share purchase warrants outstanding, respectively.

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

Each Series “C” warrant entitles the holder thereof the right to purchase one common share at $0.18 per share expiring February 29, 2008.

Note 7

Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies through amounts held in China in RMB:

  cash $131,622 (May 31, 2007 - $66,121); and
  cost recovery receivable $140,732 (May 31, 2007 - $206,327).

Note 8	Subsequent Event Subsequent to August 31, 2007, the Company issued 324,685 common shares at US$0.06 per share to settle accounts payable at CDN$19,481 (US$18,441) outstanding at August 31, 2007.

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

INTRODUCTION

The information presented here should be read in conjunction with Sterling Group Ventures, Inc.'s (the "Company") financial statements and other information included in this Form 10-QSB. The Company has presented its quarterly financial statements, which should be read in conjunction with its annual financial statements and the notes thereto for the fiscal year ended May 31, 2007.

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

PLAN OF OPERATIONS

Sterling is an exploration stage company and there is no assurance a commercially viable mineral deposit exists on any of the Company's properties. Further exploration will be required before final evaluation as to the economic and legal feasibility of the properties is determined.

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

On June 15, 2007, the Company received RMB500,000 ($65,595) from the Chinese partner.

As at August 31, 2007, the Company had incurred expenses of $398,407 in the Jiajika Spodumene Property before the cumulative cost recovery of RMB1,300,000 ($168,326).

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

It is anticipated that the total investment in the Cooperative will be approximately 240 million RMB Yuan (or approximately US$31 million) and will result in the production of 5,000 tonnes per year of lithium carbonate and by products (sodium borate). Mianping guarantees the production cost of lithium carbonate will be less than 11,000 RMB yuan per tonne (or approximately US $1,356 per tonne).

As of August 31, 2007, the Company has incurred a total of $929,956 in expenses relating to the DXC Salt Lake property costs.

On June 23, 2007, the Company entered into a consulting agreement with a Chinese company to assist the Company in obtaining certain government approvals to facilitate the establishment of a joint venture company that is required for the Company to continue the exploration and development of this project in Tibet. If the Chinese company is successful in its efforts, then it will be compensated by receiving from the Company an amount of shares equal to 10% of the Company's then issued and outstanding capital.

On July 3, 2007, MEH received a letter from the other party to the Agreement stating that the Agreement between MEH and the other party should be deemed terminated as a result of lack of progress in the approval for the establishment of the joint venture company and is considering a lawsuit against the Company and MEH. MEH has responded that the other party's claim has no legal grounds as the lack of progress is not caused by MEH. As part of the Agreement, the other Chinese party was obligated to get all necessary government approvals plus provide technology.

OUTLOOK

The Company is under going feasibility studies and engineering studies for the development of the DXC salt lake property in Tibet and seeking the approval for the establishment of Joint Venture Company from Tibet regulatory authorities. The Company is also seeking to identify undervalued mineral assets in China and other countries.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended May 31, 2007 and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the three months ended August 31, 2007, as compared to the three months ended August 31, 2006.

The Company had interest income of $1,814 for the quarter ended August 31, 2007 as compared to $935 for the quarter ended August 31, 2006.

The operating loss decreased to $218 for the quarter ended August 31, 2007, as compared to $531,679 for the quarter ended August 31, 2006 due to the recovery of double collection from Jiajika project in amount of $65,595.

For the three months ended August 31, 2007, relative to the same period in 2006, consulting services decreased by $2,399.

Accounting, audit and legal fees decreased by $8,975 for the three months ended August 31, 2007 when compared to the same period in 2006.

Mineral property costs decreased by $456,032 for the three months ended August 31, 2007 when compared to the same period in 2006.

Travel expenses decreased by $2,459 for the three months ended August 31, 2007 when compared to the same period in 2006.

The Company expects the trend of losses to continue at an increasing rate until we can achieve commercial production on some of the mineral properties, of which there can be no assurance.

LIQUIDITY AND WORKING CAPITAL

As of August 31, 2007, the Company had total current assets of $ 354,367 and total liabilities of $312,032.

Stock Options

During the three months ended August 31, 2007, no stock options were granted, exercised or cancelled.

As of August 31, 2007, there were 3,636,000 stock options outstanding exercisable at $0.50 per share, expiring on February 3, 2009.

Share Purchase Warrants

During the three-month period ended August 31, 2007, no warrants were exercised or cancelled.

As at August 31, 2007, the Company has a total of 3,817,500 and 2,873,990 Series "A" and "C" share purchase warrants outstanding, respectively.

Each Series "A" warrant entitles the holder thereof the right to purchase one common share at $0.50 per share expiring on the earlier of:

i) February 16, 2008; or

ii) The 90th day after the day on which the weighted average trading price of the Company's shares exceeds $0.85 per share for 30 consecutive trading days.

Upon exercise of the Series "A" Share Purchase Warrant at $0.50 each, the holder will receive one Common Share of the Company and a Series "B" Share Purchase Warrant exercisable at $1.00 expiring one year after the occurrence of either (i) or (ii) as described above.

Each Series "C" warrant entitles the holder thereof the right to purchase one common share at $0.18 per share expiring February 29, 2008.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol SGGV. As of October 10, 2007, there were approximately 43,826,175 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

ITEM 3. CONTROLS AND PROCEDURES

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of August 31, 2007, and has concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Capital Stock

During the three months ended August 31, 2007, the Company did not engage in any unregistered sales of equity securities.

Stock Options

During the three months ended August 31, 2007, no stock options were granted, exercised or cancelled.

As of August 31, 2007, there were 3,636,000 stock options outstanding exercisable at $0.50 per share, expiring on February 3, 2009.

Share Purchase Warrants

During the three-month period ended August 31, 2007, no warrants were exercised or cancelled.

As at August 31, 2007, the Company has a total of 3,817,500 and 2,873,990 Series "A" and "C" share purchase warrants outstanding, respectively.

Each Series "A" warrant entitles the holder thereof the right to purchase one common share at $0.50 per share expiring on the earlier of:

i) February 16, 2008; or

ii) The 90th day after the day on which the weighted average trading price of the Company's shares exceeds $0.85 per share for 30 consecutive trading days.

Upon exercise of the Series "A" Share Purchase Warrant at $0.50 each, the holder will receive one Common Share of the Company and a Series "B" Share Purchase Warrant exercisable at $1.00 expiring one year after the occurrence of either (i) or (ii) as described above.

Each Series "C" warrant entitles the holder thereof the right to purchase one common share at $0.18 per share expiring February 29, 2008.

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

Date: October 12, 2007
STERLING GROUP VENTURES, INC.
/s/ Raoul Tsakok
Raoul Tsakok, Chairman & CEO