Form 10QSB
period 2007-11-30
STERLING GROUP VENTURES INC
filed 2008-01-14
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Act Of 1934

For the quarterly period ended November 30, 2007

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

Common Stock, $0.001 par value	43,826,175
(Class)	(Outstanding as of January 10, 2008)

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

STERLING GROUP VENTURES, INC.
FORM 10-QSB
INDEX

Page

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	3

Interim Consolidated Balance Sheets of Sterling Group Ventures, Inc. at November 30, 2007 and May 31, 2007	3

Interim Consolidated Statements of Operations for the three months and six months ended November 30, 2007 and 2006 and for the Period from July 27, 1994 (Date of Inception) to November 30, 2007	4

Interim Consolidated Statements of Cash Flows for the six months ended November 30, 2007 and 2006 and for the Period from July 27, 1994 (Date of Inception) to November 30, 2007	5

Interim Consolidated Statements of Stockholders' Equity(Deficiency) for the period from July 27, 1994 (Date of Inception) to November 30, 2007	6-7

Schedule Of Mineral Property Costs	8-9

Notes to the Interim Consolidated Financial Statements	10-13

Item 2. Management's Discussion and Analysis or Plan of Operation	14

Item 3. Controls and Procedures	20

Part II - OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 2. Unregistered Sales of Equity Securities and Use of proceeds	20

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits	21

Signatures	21

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
November 30, 2007 and May 31, 2007
(Stated in US Dollars)
(Unaudited)

	November 30,	May 31,
	2007	2007

ASSETS

Current Assets
Cash and cash equivalents – Note 5	$338,628	$289,330
GST receivable	3,522	9,128
Prepaid expenses	20	1,964
Advance receivable – Notes 2 and 5	8,307	14,189
Total current assets	350,477	314,611

Equipment - Note 4	2,632	2,911

Total Assets	$353,109	$317,522

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and other accrued liabilities - Note 5	$330,989	$272,456

Stockholders' Equity – Notes 3 and 6
Common Stock : $0.001 Par Value
Authorized : 500,000,000
Issued and Outstanding : 43,826,175 (May 31, 2007: 43,501,490)	43,826	43,502
Additional Paid In Capital	2,652,925	2,633,768
Warrants	51,587	51,587
Accumulated Other Comprehensive Loss	(583)	(583)
Deficit accumulated during the exploration stage	(2,725,635)	(2,683,208)
Total Stockholders' Equity	22,120	45,066

Total Liabilities and Stockholders' Equity	$353,109	$317,522

See accompanying notes

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended November 30, 2007 and 2006 and for the period from July 27, 1994 (Date of Inception) to November 30, 2007
(Stated in US Dollars)
(Unaudited)

					July 27, 1994
					(Date of
	Three months ended		Six months ended		Inception) to
	November 30,		November 30,		November 30,
	2007	2006	2007	2006	2007

Expenses
Accounting, audit and legal fees	$3,174	$11,149	$13,399	$30,349	$289,591
Bank charges	34	54	114	141	1,417
Consulting fees – Note 5	29,632	28,350	58,661	59,778	505,232
Depreciation	446	732	844	1,244	6,715
Filing fees and transfer agent	844	681	1,198	2,288	34,061
Foreign exchange loss (gain)	3,495	(8,109)	3,001	(12,638)	(10,382)
General and administrative – Note 5	6,031	3,538	13,775	9,065	66,022
Mineral property costs - Schedule A
– Notes 3 and 5	26,651	63,213	45,440	538,034	1,178,834
Printing and mailing	-	-	-	-	16,883
Shareholder information and investor relations	-	-	-	-	59,700
Stock-based compensation	-	-	-	-	368,641
Travel and entertainment	-	1,816	1,502	5,777	120,586

	(70,307)	(101,424)	(137,934)	(634,038)	(2,637,300)
Other items
Interest income	1,462	1,440	3,276	2,375	25,761
Recovery of doubtful collection (Note 3(b))	26,636	12,834	92,231	12,834	132,612
Allowance for doubtful collection	-	-	-	-	(246,708)
	28,098	14,274	95,507	15,209	(88,335)

Net loss for the period	$(42,209)	$(87,150)	$(42,427)	$(618,829)	$(2,725,635)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average number of shares
outstanding	43,715,568	42,778,349	43,607,944	41,521,092

See accompanying notes

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended November 30, 2007 and 2006 and
for the period from July 27, 1994 (Date of Inception) to November 30, 2007
(Stated in US Dollars)
(Unaudited)

			July 27, 1994
			(Date of
	Six months ended		Inception) to
	November 30,		November 30,
	2007	2006	2007

Cash flows from operating activities
Net loss for the period	$(42,427)	$(618,829)	$(2,725,635)
Adjustments to reconcile net loss to net cash
provided by (Used in) operating activities
Stock compensation expenses	-	-	368,641
Depreciation	844	1,244	6,715
Permit and engineering studies	-	-	150,000
Shareholder information and investor relations	-	-	20,447
Accounting, audit and legal fees	-	-	49,000
Foreign currency translation adjustment	-	-	(106)
Changes in non-cash working capital items
related to operations
GST receivable	5,606	6,018	(3,522)
Prepaid expenses	1,944	(258)	21,532
Advance receivable	5,882	18,010	(8,307)
Accounts payable and accrued liabilities	78,013	101,226	350,470
Net cash provided by (used in) operating activities	49,862	(492,589)	(1,770,765)

Cash flows from investing activities
Advance on investment	-	-	(150,000)
Mineral property deposit	-	124,600	-
Additions to equipment	(564)	(2,633)	(9,346)
Net cash flows used in investing activities	(564)	121,967	(159,346)

Cash flows from financing activities
Net proceeds on issuance of common stock	-	412,545	2,266,858
Amounts contributed by director	-	-	1,881
Net cash flows provided by (used in) financing activities	-	412,545	2,268,739

Increase in cash and cash equivalents	49,298	41,923	338,628
Cash and cash equivalents - beginning of period	289,330	349,954	-
Cash and cash equivalents - end of period	$338,628	$391,877	$338,628

Cash and cash equivalents consist of:
Cash	$80,255	$365,998	$80,255
Term deposits	258,373	25,879	258,373
	$338,628	$391,877	$338,628

Non-cash Transactions :
Issuance of shares for commission paid to broker
for private placement	$-	$21,646	$72,396
Issuance of shares for services rendered	$19,481	$49,000	$110,481
Issuance of share purchase warrants for finder’s fee
paid to broker for private placement	$-	$9,895	$11,477

See accompanying notes

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
for the period from July 27, 1994 (Date of Inception) to November 30, 2007
(Stated in US Dollars)
(Unaudited )

						Deficit
					Accumulated	Accumulated
		Stock	Additional		Other	During The
	Common	Amount At	Paid In		Comprehensive	Exploration
	Shares	Par Value	Capital	Warrants	Loss	Stage	Total

Balance, July 27, 1994 (Date of inception)	-	-	-	-	-	-	-
Common stock	1	1	-	-	-	-	1
Amount contributed by director	-	-	1,881	-	-	-	1,881
Net loss for the periods	-	-	-	-	-	(7,902)	(7,902)

Balance, May 31, 2001	1	1	1,881	-	-	(7,902)	(6,020)
Net loss of the year	-	-	-	-	-	(1,860)	(1,860)

Balance, May 31, 2002	1	1	1,881	-	-	(9,762)	(7,880)
Net loss of the year	-	-	-	-	-	(1,360)	(1,360)

Balance, May 31, 2003	1	1	1,881	-	-	(11,122)	(9,240)
Reverse acquisition	(1)	(1)	(1,881)	-	-	-	(1,882)
Issuance of common shares for reverse acquisition	25,000,000	25,000	(23,119)	-	-	-	1,881
Outstanding common shares of Company prior to
acquisition	11,360,000	11,360	(10,883)	-	(583)	-	(106)
Issuance of shares for cash pursuant to a private
placement - at $0.50	1,766,000	1,766	881,234	-	-	-	883,000
Stock-based compensation	-	-	368,641	-	-	-	368,641
Net loss of the year	-	-	-	-	-	(527,446)	(527,446)

Balance, May 31, 2004	38,126,000	38,126	1,215,873	-	(583)	(538,568)	714,848
Issuance of shares for cash pursuant to a private
placement - at $0.50	1,950,000	1,950	973,050	-	-	-	975,000
Issuance of shares for finder's fee of
private placement	101,500	102	50,648	-	-	-	50,750
Finders' fees	-	-	(50,750)	-	-	-	(50,750)
Fair value of share purchase warrants (finders' fees)	-	-	(40,110)	-	-	-	-
Issuance of shares for services rendered – at $0.42	100,000	100	41,900	40,110	-	-	42,000
Net loss of the year	-	-	-	-	-	(818,954)	(818,954)

…/cont’d

Continued

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
for the period from July 27, 1994 (Date of Inception) to November 30, 2007
(Stated in US Dollars)
(Unaudited )

						Deficit
					Accumulated	Accumulated
		Stock	Additional		Other	During The
	Common	Amount At	Paid In		Comprehensive	Exploration
	Shares	Par Value	Capital	Warrants	Loss	Stage	Total

Balance, May 31, 2005	40,277,500	40,278	2,190,611	40,110	(583)	(1,357,522)	912,894

Net loss for the year ended May 31, 2006	-	-	-	-	-	(461,201)	(461,201)

Balance, May 31, 2006	40,277,500	40,278	2,190,611	40,110	(583)	(1,818,723)	451,693

Issuance of shares for cash pursuant to a private
placement - at $0.15	2,750,300	2,750	409,795	-	-	-	412,545
Issuance of shares for finder's fee of
private placement – at $0.175	123,690	124	21,522	-	-	-	21,646
Finders' fees	-	-	(21,646)	-	-	-	(21,646)
Share issuance costs	-	-	(3,687)	-	-	-	(3,687)
Fair value of share purchase warrants (finders' fees)	-	-	(9,895)	9,895	-	-	-
Revaluation of share purchase warrants	-	-	(1,582)	1,582	-	-	-
Issuance of shares for services rendered – at $0.14	350,000	350	48,650	-	-	-	49,000
Net loss for the year ended May 31, 2007	-	-	-	-	-	(864,485)	(864,485)

Balance, May 31, 2007	43,501,490	43,502	2,633,768	51,587	(583)	(2,683,208)	45,066

Issuance of shares for services rendered – at $0.06	324,685	324	19,157	-	-	-	19,481

Net loss for the six months ended November 30, 2007	-	-	-	-	-	(42,427)	(42,427)

Balance, November 30, 2007	43,826,175	$43,826	$2,652,925	$51,587	$(583)	$(2,725,635)	$22,120

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
SCHEDULE A : MINERAL PROPERTY COSTS
for the three and six months ended November 30, 2007 and 2006 and for the period from July 27, 1994 (Date of Inception) to November 30, 2007
(Stated in US Dollars)
(Unaudited)

	DXC	Jiajika
	Salt Lake	Spodumene
	Property	Property

Three months ended November 30, 2007
Administrative	$308	$-
Consulting fees	15,161	-
Travel	4,935	-
Legal fees	6,247	-
	$26,651	$-
Three months ended November 30, 2006
Administrative	$1,578	$-
Consulting fees	17,456	-
Engineering studies	7,872	-
Mining permit	5,820	-
Topography
measurement	-	-
Travel	13,543	-
Wages and benefits	16,944	-
	$63,213	$-
Six months ended November 30, 2007
Administrative	$706	$-
Consulting fees	29,622	-
Travel	4,935	-
Legal fees	10,177	-
	$45,440	$-
Six months ended November 30, 2006
Administrative	$3,324	$-
Consulting fees	34,897	-
Engineering studies	39,049	-
Mining permit	382,920	-
Topography
measurement	15,001	-
Travel	26,668	488
Wages and benefits	35,687	-
	$537,546	$488

See accompanying notes

…/cont’d

Continued

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
SCHEDULE A : MINERAL PROPERTY COSTS
for the three months and six months ended November 30, 2007 and 2006 and for the period from July 27, 1994 (Date of inception) to November 30, 2007
(Stated in US Dollars)
(Unaudited)

	DXC	Jiajika
	Salt Lake	Spodumene
	Property	Property
From Date of Inception (July 27, 1997) to November 30, 2007
Balance, May 31, 2003	$-	$-
Administrative	-	471
Consulting fees	-	9,263
Travel	-	2,763
Balance, May 31, 2004	-	12,497
Administrative	-	6,598
Consulting fees	-	33,799
Feasibility study	-	157,769
Exploration costs	-	-
Permit costs	-	150,000
Travel	-	15,085
Balance, May 31, 2005	-	375,748
Administrative	5,560	2,100
Consulting fees	46,629	12,062
Engineering studies	26,933	-
Feasibility study	29,080	-
Geophysical study	31,114	-
Legal fees	623	-
Topography measurement	32,266	-
Travel	30,953	8,009
Wages and benefits	33,601	-
Cost recovery	-	(309,058)
Balance, May 31, 2006	236,759	88,861
Administrative	5,200	-
Consulting fees	134,580	-
Engineering studies	38,063	-
Mining permit	382,920	-
Topography measurement	15,001	-
Legal fees	9,695	-
Travel	53,262	488
Wages and benefits	35,687	-
Balance, May 31, 2007	911,167	89,349
Administrative	706	-
Consulting fees	29,622	-
Travel	4,935	-
Legal fees	10,177	-

Balance, November 30, 2007	$956,607	$89,349

See accompanying notes

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting and Continuance of Operations

While the information presented in the accompanying interim six-month consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, result of operations and cash flows for the interim periods presented. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements be read in conjunction with the Company’s May 31, 2007 annual consolidated financial statements.

Operating results for the six-month period ended November 30, 2007 are not necessarily indicative of the results that can be expected for the year ending May 31, 2008.

The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At November 30, 2007, the Company had working capital of $19,488 which may not be sufficient to sustain operations over the next twelve months, has not yet achieved profitable operations, has accumulated losses of $2,725,635 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Micro Express Holdings Inc., Micro Express Ltd., Huyana Ventures Limited., Makaelo Holdings Inc. and Makaelo Limited. All inter-company transactions and account balances have been eliminated.

Note 2	Advance Receivable - Note 5

Advance receivable is intended to be utilized against expenses in the year ended May 31, 2008.

Note 3	Mineral Properties

a)	Dangxiongcuo Salt Lake Project

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
November 30, 2007 (Stated in US Dollars)

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

As of November 30, 2007, the Company has incurred a total of $956,607 in mineral property costs.

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

On July 3, 2007, Micro received a letter from the other party to the agreement stating that the agreement between Micro and the other party should be deemed terminated as a result of lack of progress in the approval for the establishment of the joint venture company and is considering a lawsuit against the Company and Micro. Micro has responded that the other party’s claim has no legal grounds as the lack of progress is not caused by Micro. As part of the agreement, the other Chinese party was obligated to get all necessary government approvals which have not been received plus provide technology.

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

On June 15, 2007 and October 10, 2007, the Company received RMB500,000 ($65,595), RMB200,000 ($26,636) from the Chinese partner respectively.

As at November 30, 2007, the Company had incurred $398,407 in the Jiajika Spodumene Property before the cumulative cost recovery of RMB1,500,000 ($194,962) up to November 30, 2007.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
November 30, 2007 (Stated in US Dollars)

Note 4	Equipment

	November 30, 2007
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$9,346	$6,714	$2,632

	May 31, 2007
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$8,782	$5,871	$2,911

The equipment is located in Canada and China.

Note 5	Related Party Transactions

The Company was charged consulting fees during the three and six month periods ended November 30, 2007 totalling $29,391 (2006: $28,121) and $58,182 (2006: $59,323) by companies controlled by two directors of the Company respectively.

The Company was charged rental fees included in General and Administrative during the three month and six month periods ended November 30, 2007 totalling $5,244 (2006: $2,621) and $12,017 (2006: $5,243) by a company controlled by a director of the Company respectively.

The Company was charged mineral property costs - consulting during the three and six month periods ended November 30, 2007 totalling $1,607 (2006: $4,585) and $3,190 (2006: $9,095) by the Vice President of Micro respectively.

The Company was charged mineral property costs - consulting during the three and six month periods ended November 30, 2007 in the amount of $12,590 (2006: $11,186) and $24,517 (2006: $22,462) by a company controlled by a director of the Company respectively.

Cash and cash equivalents at November 30, 2007 include $163,094 (May 31, 2007: $66,136) held in trust by a director of the Company.

Advance receivable is $8,307 (May 31, 2007: $14,189) advanced to the Vice-President of Micro. This is intended to be utilized against expenses in the year ended May 31, 2008.

Included in accounts payable is $316,234 (May 31, 2007: $219,501) which is due to the companies controlled by the directors of the Company for their services provided.

Note 6	Capital Stock

Commitments:

a)	Capital Stock

The Company planned a private placement of up to 5,000,000 units at $0.15 per unit for total proceeds of $750,000. Each unit consists of one common share and one share purchase warrant entitling the holder the right to purchase one common share at $0.18 per share expiring on

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
November 30, 2007 (Stated in US Dollars)

December 29, 2006 (the Series “C” Share Purchase Warrants). As at May 31, 2007, the Company received total subscriptions of $412,545 for 2,750,300 units. The private placement was closed without issuing the remaining 2,249,700 units. Finder's fee of 123,690 units with the aforementioned terms were issued.

During the period ended November 30, 2007, the Company issued 324,685 common shares at US$0.06 per share to settle accounts payable at CDN$19,481.

b)	Stock Options

On February 3, 2004, the Board of Directors of the Company approved the 2004 Stock Option Plan which allows the Company to grant up to 3,636,000 stock options as an incentive to directors, officers, employees and consultants.

During the six-month period ended November 30, 2007 and 2006, no stock options were granted, exercised or cancelled.

As at November 30, 2007, there were a total of 3,636,000 stock options outstanding to directors and officers of the Company exercisable at $0.50 per share, expiring on February 3, 2009.

During the six-month period ended November 30, 2007, no warrant was exercised or cancelled during the period.

As at November 30, 2007, the Company has a total of 3,817,500 and 2,873,990 Series “A” and “C” share purchase warrants outstanding, respectively.

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

Each Series “C” warrant entitles the holder thereof the right to purchase one common share at $0.18 per share expiring February 29, 2008.

Note 7	Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies through amounts held in China in RMB:

- cash $163,094 (May 31, 2007 - $66,121); and
- cost recovery receivable $114,096 (May 31, 2007 - $206,327).

Note 8	Subsequent Event

Subsequent to November 30, 2007, the Company received RMB200,000 ($27,140) from the Chinese partner regarding the Jiajika Spodumene Property.

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

On June 15, 2007 and October 10, 2007, the Company received RMB500,000 ($65,595), RMB200,000 ($26,636) from the Chinese partner respectively.

Subsequent to November 30, 2007, the Company received RMB200,000 ($27,140) from the Chinese partner.

As at November 30, 2007, the Company had incurred $398,407 in the Jiajika Spodumene Property before the cumulative cost recovery of RMB1,500,000 ($194,962)

On September 16, 2005, the Company through its wholly owned subsidiary, Micro Express Holdings Inc. (“MEH”), signed an agreement with Beijing Mianping Salt Lake Research Institute (“Mianping”) for the development of Dangxiongcuo salt lake property in Nima county of Naqu district in Tibet, China. The Agreement follows a Letter of Intent signed between the parties on July 11, 2005.

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

As of November 30, 2007, the Company has incurred a total of $956,607 in expenses relating to the DXC Salt Lake property costs.

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

On July 3, 2007, MEH received a letter from the other party to the Agreement stating that the Agreement between MEH and the other party should be deemed terminated as a result of lack of progress in the approval for the establishment of the joint venture company and is considering a lawsuit against the Company and MEH. So far no action has been taken. MEH has responded that the other party's claim has no legal grounds as the lack of progress is not caused by MEH. As part of the Agreement, the other Chinese party was obligated to get all necessary government approvals which have not been received plus provide technology.

OUTLOOK

The Company is under going feasibility studies and engineering studies for the development of the DXC salt lake property in Tibet and seeking the approval for the establishment of Joint Venture Company from Tibet regulatory authorities. The Company is also seeking to identify undervalued mineral assets in China and other countries.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended May 31, 2007 and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the three and six months ended November 30, 2007, as compared to the three and six months ended November 30, 2006.

The Company had interest income of $1,462 for the quarter ended November 30, 2007 as compared to $1,440 for the quarter ended November 30, 2006. For the six months ended November 30, 2007 the Company had interest income of $3,276 as compared to $2,375 for the six months ended November 30, 2006.

The operating loss decreased to $42,209 for the quarter ended November 30, 2007, as compared to $87,150 for the quarter ended November 30, 2006. The operating loss for six months ended November 30, 2007 decreased to $42,427 as compared to $618,829 for the six months ended November 30, 2006.

For the three months ended November 30, 2007, relative to the same period in 2006, consulting services increased by $1,282, while consulting services decreased by $1,117 for the six months ended November 30, 2007 relative to the same period in 2006.

Accounting, audit and legal fees decreased by $7,975 for the three months ended November 30, 2007 when compared to the same period in 2006. Accounting, audit and legal fees decreased by $16,950 for the six months ended November 30, 2007 when compared to the same period in 2006.

Mineral property costs decreased by $36,562 for the three months ended November 30, 2007 when compared to the same period in 2006. Mineral property costs decreased by $492,594 for the six months ended November 30, 2007 when compared to the same period in 2006

Travel expenses decreased by $1,816 for the three months ended November 30, 2007 when compared to the same period in 2006. Travel expenses decreased by $4,275 for the six months ended November 30, 2007 when compared to the same period in 2006.

The Company expects the trend of losses to continue at an increasing rate until we can achieve commercial production on some of the mineral properties, of which there can be no assurance.

LIQUIDITY AND WORKING CAPITAL

As of November 30, 2007, the Company had total current assets of $ 350,477 and total liabilities of $330,989.

Stock Options

During the six months ended November 30, 2007, no stock options were granted, exercised or cancelled.

As of November 30, 2007, there were 3,636,000 stock options outstanding exercisable at $0.50 per share, expiring on February 3, 2009.

Share Purchase Warrants

During the six-month period ended November 30, 2007, no warrants were exercised or cancelled.

As at November 30, 2007, the Company has a total of 3,817,500 and 2,873,990 Series "A" and "C" share purchase warrants outstanding, respectively.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol SGGV. As of January 10, 2008, there were approximately 43,826,175 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

ITEM 3. CONTROLS AND PROCEDURES

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of November 30, 2007, and has concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Capital Stock

During the six months ended November 30, 2007, the Company did not engage in any unregistered sales of equity securities.

Stock Options

During the six months ended November 30, 2007, no stock options were granted, exercised or cancelled.

As of November 30, 2007, there were 3,636,000 stock options outstanding exercisable at $0.50 per share, expiring on February 3, 2009.

Share Purchase Warrants

During the six months ended November 30, 2007, no warrants were exercised or cancelled.

As at November 30, 2007, the Company has a total of 3,817,500 and 2,873,990 Series "A" and "C" share purchase warrants outstanding, respectively.

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

Date: January 11, 2008
STERLING GROUP VENTURES, INC.
/s/ Raoul Tsakok
Raoul Tsakok, Chairman & CEO