Form 10KSB/A
period 2007-05-31
STERLING GROUP VENTURES INC
filed 2008-02-19
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT #1

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

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

EXPLANATORY NOTE

Sterling Group Ventures Inc. is filing this Form 10-KSB/A-1 to its Annual Report on Form 10-KSB for the year ended May 31, 2007, as originally filed with SEC on August 29, 2007, for the following purposes:

- Revising the Company's disclosures under Item 8A. "Controls and Procedures" to comply with Item 307 of Regulation S-B.

- Revising the Financial Statement to clarify the audit status of the Schedule of Mineral Property Costs.

- Revising Note 10 of the Notes to the Financial Statement under "Accounting Policies - Mineral Properties" to make it clear and appropriate.

STERLING GROUP VENTURES, INC.
FORM 10-KSB/A
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

Item 8A. Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes in the Company's internal controls over financial reporting that occurred during the year ended May 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Mineral Properties

Costs of acquiring mineral properties are capitalized by the project area unless the mineral properties do not have proven reserves. Costs to maintain mineral rights and leases are expensed as incurred. When a property reaches the production state, the related capitalized costs are amortized using the unit of production method on the basis of annual estimates of ore reserves. Management reviews the carrying value of mineral properties at least annually and will recognize impairment in value based upon current exploration results, and any impairment or subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations. Mineral property exploration costs are expensed as incurred.

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

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2007 and 2006
(Stated in US Dollars) – Page 13

Note 11      Schedule of Mineral Property Costs

STERLING GROUP VENTURES, INC.
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

Date: February 19, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard Shao
Richard Shao, President and Chief Financial Officer

By:	/s/ Raoul Tsakok
Raoul Tsakok, Chairman and Chief Executive Office

Date: February 19, 2008