Form 10KSB/A
period 2007-05-31
STERLING GROUP VENTURES INC
filed 2008-03-03
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT #2

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
INDEX

PART I

Item 1. Description of Business.

Cautionary Statement Regarding Forward-Looking Statements

Cautionary Note to U.S. Investors - The United States Securities and Exchange Commission permits U.S. mining companies, in their filings with the SEC, to disclose only those mineral deposits that a company can economically and legally extract or produce. We use certain terms on this report, such as "measured", "indicated", and "inferred" "resources", been based on audits conducted under Chinese methods of calculation, which the SEC guidelines strictly prohibit U.S. registered companies from including in their filings with the SEC. U.S. Investors are urged to consider closely the disclosure on our Form 10-KSB which may be secured from us, or from the SEC's website at http://www.sec.gov/edgar.shtml.

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

Our Current Business

We were incorporated in the State of Nevada on September 13, 2001 and established a fiscal year end of May 31. We are a start-up, exploration stage company engaged in the search and exploration of lithium and related minerals; There is no assurance a commercially viable mineral deposit exists on any of our properties. Further exploration will be required before a final evaluation as to the economic and legal feasibility of our claims is determined. We have not yet generated or realized any revenues from our business operations. Our statutory registered agent's office is located at 2050 Russett Way, Carson City, Nevada 89703 and our business office is located at 900 – 789 West Pender Street, Vancouver, B.C., Canada, V6C 1H2. Our telephone number is: (604) 893-8891 and fax number is (604) 408-8515.

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

Beijing Mianping Salt Lake Research Institute ("Mianping") which is a private company holds the exploration permit on the Dangxiongcuo Salt Lake and the surrounding area issued by Bureau of Land and Resources of Tibet, China. Dangxiongcuo Salt Lake is a classic brine type deposit. The number of the exploration permit is 5400000620013. The area covered by the permit is 89.06 km2 (8,906 hectares) and it is valid until Feb 23, 2007. The recording date is February 24, 2006. Mianping has renewed its permit on March 4th 2007. The new number is 5400000730283. The area covered by the permit is 89.06 km2 (8,906 hectares) and it is valid until March 14th 2008. The recording date is March 4, 2007. There is a mandated routine for converting this exploration permit into a mining permit. Sterling Group Ventures Inc. ("Sterling") through its wholly owned subsidiary, Micro Express Holdings Inc. ("MEH") has entered into a Joint Venture agreement with Mianping in which the Mianping has agreed to contribute the lithium carbonate production technology using thermal deposit ("Technology"), the exploration permit and also agreed to begin the process of acquiring the mining permit. Sterling has agreed to finance the Joint Venture with RMB 240 Million Yuan (approximately US$31,440,000) and in so doing will earn a 65% interest in the project development capital.

Terms of the agreement are as follows:

1. Both parties agree to set up a Cooperative Joint Venture Company ("Joint Venture") in Tibet , China. The total investment on the Joint Venture is 240 million Yuan (approximately US$31,440,000) and registered capital is 96 million Yuan (approximately US$12,576,000).

2. The contributions of both parties:

(1)	Sterling shall make fund contribution to the Joint Venture according to project schedule to earn 65% interest of the Joint Venture.
(2)	Mianping shall transfer its owned Technology into the Joint Venture and shall be responsible for the technical and economic feasibility to earn 35% interest of the Joint Venture.
(3)	The early contribution of Sterling to the project and for the setting up Joint Venture shall be recognized as registered capital contribution
(4)
The construction funds over the registered capital shall be financed by Sterling as a debt of the Joint Venture (the Joint Venture shall pay the interest according to the interest rate at the same term determined by the Bank of China and the extra interest shall be paid by Sterling).

(5)
If Sterling does not make 240 million Yuan or equivalent foreign currency investment into the Joint Venture according to the provision, Sterling agrees to be diluted in the Joint Venture. The formula for calculating the interest of each party is as follows:

Sterling’s interest = (actual registered capital contribution / total registered capital *50% +
(actual construction cost contribution + allowance) / total construction cost *15%)
Mianping’s interest = 100% – Sterling’s interest
	Notes:	total registered capital = 96 million yuan RMB
total construction cost = 109 million yuan RMB
allowance = 109*5% million yuan RMB
When actual construction cost contribution is more than 95% of total construction cost, actual construction cost contribution is treated as 100% contribution.
(6)
Mianping will transfer the mining permit into the Joint Venture. After the permit is transferred, Sterling will put 35 million Yuan into the Joint Venture. The Joint Venture will pay 35 million Yuan to Mianping.

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

JIAJIKA PROJECT

On September 16, 2003, the Company, through its wholly owned subsidiary, Micro Express Ltd. ("Micro"), entered into an agreement (the "Agreement") with Sichuan Province Mining Ltd. to acquire a 75% interest in a 30-year mining joint venture company. The joint venture company will hold the mining licenses to develop the Jiajika spodumene property located in Sichuan Province, China for the extraction of lithium and lithium salts. Pursuant to the Agreement, the total investment required is estimated at 88.5 million Chinese Yuan (US$10.8 million) for the initial capacity of 240,000 tonnes/annum. The initial registered capital is 56 million Chinese Yuan (US$6.8 million). Sichuan Province Mining Ltd. will contribute 14 million Chinese Yuan (US$1.7 million) including the mining permits to hold 25% of the JV company. Micro will contribute 42 million Chinese Yuan (US$ 5.1 million) to hold 75% of the JV company.

On April 5, 2005, the Company through Micro, signed a joint venture contract ("JV Contract") with Sichuan Province Mining Ltd. for setting up a joint venture company, Jihai Lithium Ltd. , and the development of the Jiajika lithium deposit. The Contract follows an agreement signed between the parties on September 16, 2003.

Sichuan Province Mining Ltd. ("SPM") which is a private Chinese company holds the mining permit on the Jiajika spodumene property in Kangding, Sichuan province, China issued by the Sichuan Bureau of Land and Resources of China. The property is an albite - spodumene pegmatite deposit. The number of mining permit is 5100000410234. The area is 0.88 km2 (88 hectares) and it is valid until November 11, 2006. The recording date is May 24, 2004. Sterling is required to contribute 42 million Yuan in order to earn 75% of the Joint Venture to be set up by Sterling and SPM to build an initial capacity of 240,000 tonnes per year mining and processing plant.

Terms of the JV Contract are as follows:

On April 15, 2005, Sterling shall contribute 5 million Yuan. By the end of July 2005, Sterling shall contribute another 10 million Yuan. After Stage I (240,000 tonnes per year of mining and processing plant) construction finishes, Sterling shall contribute another 7 million Yuan to pay SPM's over contribution - 7 million Yuan. The balanced 20 million Yuan shall be contributed within two years from the date of the issuance of the business license to the Joint Venture. Sterling shall ensure that the Joint Venture shall have sufficient funds in place for the operation of the business and the Joint Venture including Stage I and Stage II (the capacity is increased to a 900,000 tones per year of mining and processing plant). Sterling's contribution may include all expenses it has incurred for the purpose of this agreement and for the incorporation of the Joint Venture, including any funds advanced. The early contributions of Sterling shall be determined by an independent appraisal report recognized by both parties. Before the Joint Venture has opened its account after obtaining a business license, Sterling shall put its contributions into an account monitored by both parties.

SPM shall transfer the mining permit to the Joint Venture within three months after the Joint Venture business license issued. Due to any delay of approval by the authorities, the transferring time can be extended. SPM shall guarantee the resources requirements for the operation with a capacity of 900,000 tonnes per year.

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

DX POLYMETALLIC PROJECT

On March 2, 2005, the Company, through its wholly owned subsidiary, Makaelo Limited ("Makaelo"), a BVI company, entered into a Joint Venture Agreement with Aifeng Li, an individual residing in Anyang, Henan Province, China. Pursuant to the Agreement, the parties will set up a Joint Venture company in Inner Mongolia, China for the exploration and development of copper and silver in the areas of Donggou and Xiaoxigou.

A Chinese citizen, Aifeng Li who holds two exploration permits on the Donggou and Xiaoxigou polymetallic property issued by the Inner Mongolia Bureau of Land and Resources of China. Based on surface sampling and Gradient IP surveys, it is reasonable to expect hydrothermal vein type deposits containing complex ores mainly of chalcopyrite, iron-rich spahalerit, galena, pyrite, arsenopyrite, cassiterite and macasite with minor tetrahedrite and boulangerite. Gangue minerals are quartz, chlorite, sericite, dolomite and calcite with minor toumaline and fluorite. The numbers of the two exploration permits are 1500000411738 and 1500000411739 respectively. The areas of the two exploration permits are 31.05 km2 (3,105 hectares) and 21.72 km2 (2,172 hectares) respectively. These permits are valid until November 19, 2005.

According to the Agreement signed between Aifeng Li and Makaelo, Aifeng Li will contribute all the necessary exploration licenses, achievements and geological data to the Joint Venture in exchange for 48% of the Joint Venture company, while Makaelo will finance the cost of exploration in return for 52% of the Joint Venture company. The Company expects the cost of exploration to be approximately RMB 5,200,000 to be contributed over three years with the first year contributing not less than RMB 2,000,000. Aifeng Li's interest in the Joint Venture can be diluted to 10% for failure to contribute her share of additional funds for succeeding work programs.

As the final joint venture contract with the property owner could not be completed on acceptable terms, the Company decided not to proceed with this project.

LUSHI PROJECT

On April 10, 2004, the Company, through Micro, entered into a joint venture agreement with Lushi Guanpo Minerals Development Ltd. of Lushi in Henan Province, China.

Henan Lushi Guanpo Minerals Developments Ltd. ("Guanpo") which is a private chinese company holds three mining permits on Lishui spodumene property issued by Sanmenxia Bureau of Land and Resources of China. The property is an albite - spodumene pegmatite deposit. The numbers of mining permits are 4112000040001, 4112000020002 and 4112000040003 separately. The areas of thee mining permits are 0.48 km2 (48 hectares), 0.9801 km2 (98.01 hectares) and 0.2001 km2 (20.01 hectares) separately. The permits are valid until March 2005. The recording date is March 29, 2002.

Pursuant to the agreement, Guanpo will contribute three mining permits into the Joint Venture to be set up by Sterling and Guanpo to retain a 10% interest of the Joint Venture. Sterling will contribute 100% of project cost to take a 90% interest in the Joint Venture.

Due to the negative results of due diligence performed for the LUSHI project, the Company decided not to proceed with this project.

DAHONGLIUTAN (“DHLT”) PROJECT

On May 21, 2005, the Company, through its wholly-owned subsidiary, Huyana Ventures Limited ("Huyana"), signed a letter of intent ("LOI") with Xinjiang Hetian Xinlong Mining Co. Ltd. for the development of Dahongliutan ("DHLT") spodumene deposit., the parties agreed to set up a Joint Venture Company in Hetian City, Xinjiang Province, China to share the benefits, risks and losses of the project.

Xinjiang Hetian Xinlong Co., Ltd. ("Xinlong") which is a private company holds mining permit on Xinjiang Dahongliutan spodumene property issued by the Xinjiang Bureau of Land and Resources of China. The property is an albite - spodumene pegmatite deposit. The number of the mining permit is 6500000532119. The area is 1.04 km2 (104 hectares) and it is valid until April 2006. The recording date is April 11, 2005.

Pursuant to the LOI, Xinlong will contribute the mining permit into the Joint Venture to be set up by Sterling and Xinlong to take a 20% interest in the Joint Venture. Sterling will contribute 100% of project cost to take a 80% interest in the Joint Venture.

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

As at May 31, 2007, the Company incurred expenses of $72,912 related to the Lushi Spodumene Property.

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

The location of the property is shown in following map.

Dangxiongcuo Salt Lake ("DXC") is located in the south-western part of Xizang plateau in Nima County, Tibet of China. The geographic co-ordinates are between 86o38'00" and 86o49'00" east and 31o30'00" to 31o40'00" north.

Access to Tibet is through Lhasa which has a good efficient international airport. Road access into the property area is difficult at best. The road heads northwest from Lhasa to the town of Zamsar then northeast. This first 200 km is good paved road. Then down into the valley turning right onto a rough gravel road near the Nam Tsho Salt Lake. Thence around the eastern and northern side of the Nam Tsho lake and on 300 kilometers to the isolated village of Pankgo. Thence proceed 400 kilometers to the City of Nima. Thence proceed another 90 kilometers of very rough road down to the DXC. The trip takes 26 hours of difficult 4X4 driving from Lhasa.

The deposit is a large salt lake 55.53 km2 (5,553 hectares) in area with a maximum depth of 14 m. Brines are a common source of lithium and the DXC Salt Lake is a classic brine type deposit. This type of deposit is known throughout the world where ever desert climates allow evaporite deposits to form. Mineralization in the lake is in the form of dissolved salts of sodium, potassium, lithium and boron, as chlorides, oxides, sulfates and carbonates. These can be recovered through fractional precipitation of the various salts by the evaporation of the water. Variations in salinity, pH and temperature determine which compound will form crystals and precipitate from the brine.

In 1980's 1:1,000,000 regional geology was conducted by the Tibet Regional Geology Brigade. 1:250,000 regional geology was conducted by the Jiangxi Regional Geology Brigade in 2004. In 1999, two Chinese geologists conducted preliminary study in the area. In 2002, Mianping started exploration work in the area. 1:50,000 geology investigation and hydrogeology was conducted.1:2,000 salt field site engineering geology and topography mapping was conducted. 20,000 square meters salt field was built in 2003. In 2004, 10,000 square meters of the salt field was revamped. In December 2005, Sterling and Mianping commissioned the Tibet Geothermal brigade to conduct measurements for the 20 km2 salt field (1:2,000 and 1:5,000). In March 2006, Sterling and Mianping commissioned the Zhengzhou Comprehensive Utilization Institute of China Academy of Geology to conduct the purification test for the DXC salt lake rough concentrate. In 2006, the Tibet Geothermal Brigade conducted the geothermal exploration work. In May 2006, a Canadian standard NI 43-101 report was conducted by a qualified geologist. In June 2006, Mianping finished Chinese geology report and the report has passed the auditing of Ministry of Land and Resources of China. Since 2005, a technical team from Mianping has been working on the DXC Salt Lake site to conduct salt field technical test, weather monitoring and related tests and monitoring according to the plan designed by Sterling and Mianping.

There is almost no local infrastructure. The only solar power, water, and roads are those installed by the Mianping. Beicun village at the head of the lake appeared to have perhaps 300 people, local Tibetan herdsman of the Han ethnic group. They are mainly occupied with herding yaks, sheep, goats, and a few horses. They plant small gardens of barley and vegetables but are not self sufficient and import food stuffs from outside. Although people would be available from this village to work on a project in this area the skill level would be very low. Communication with the outside world is by satellite telephone. The nearest land line is at Nima a distance of 90 km away. Shipment of product does not seem to be a problem as numerous heavy trucks were noted all along the road to the property. National rail service is available from Naqu about 700 km distance to the east.

Generally, the physiography could be termed basin and range with broad valleys between sharp ridges and arretes. The valleys are generally gentle in profile both laterally and longitudinally with small to medium rivers coursing through the bottoms of the valleys. Few of the rivers are bridged and most of the crossings are by shallow fords. Along these tracks for much of the route were seen numerous large trucks of 30 - 40 tonnes. Most were freighting bagged material, probably salt from one of the salt lake operations. There are no services along the route except for Pankgo and Nima. The DXC Salt Lake sits in a rather confined basin between high rugged ridges. There are numerous benches or beaches around the lake indicating lake levels at one time were 200 meters above the present levels of the lake, as the last glaciation receded.

Vegetation throughout the plateau is sparse grasses which have been grazed down to the root level. Sheep, goats and yaks graze in large herds on what appeared to be very lean fodder. Herdsmen and herdswomen tend these flocks with no visible support and often many miles from the nearest shelter. Some of the herdsman seem to rely on the 125cc motor bike for transportation. The women appeared mainly to walk. Occasional five tonne trucks were seen hauling personal belongings grossly overloaded with household items and people.

Mianping has installed solar power, water, and roads on the site. Water comes from mountain springs. There are several rivers which flow into the lake area.

Traditional exploration is not applicable in proving up the mineralization in a salt lake deposit. Systematic water sampling on a grid pattern and a varying depths is an acceptable method. This has been done by Mianping with a few hundred water samples taken at various depths on a 2 km X 2 km grid pattern in the lake. The concentration of the various salts is fairly uniform throughout the lake and hence the quantity of contained metal is easily determined. In June 2006, Mianping finished a Chinese geology report (Chinese reserve report) and the report has passed the auditing of the Ministry of Land and Resources of China on September 13, 2006.

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

As at May 31, 2007, the Company incurred expenses of $911,167 related to the DXC Salt Lake Property. Total 240 million Yuan is estimated for building the onsite pond system and chemical facilities for 5,000 tonnes per year of lithium carbonate capacity.

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

Results of Operations

In June 2006, Mianping finished a Chinese geology report (Chinese reserve report) and the report passed the auditing of the Ministry of Land and Resources of China on September 13, 2006 which is the basis for converting the exploration permit into a mining permit. Mianping led by Professor Mianping Zheng, an academician of Chinese Academy of Engineering, is still collecting information such as yearly weather information, wind information and brine chemistry using a test pond system. Development plans are being studied.

DXC salt lake Sampling by Mianping was done on a 2 km X 2 km grid with 106 samples taken at 16 sample points at various depths. Location control was provided by GPS. If the water depth was less than 2 meters deep, one sample was taken; if the water depth was between 2 and 10 meters, then two samples were taken at 3 and 8 meters and if the water was deeper than 10 meters then three samples were taken. Each sample consisted of two 500 ml. bottles of brine.

The sampling method used a standard water sampling technique where a bottle is lowered into the lake to the required depth, the stopper removed, and the bottle allowed to fill. AAS analytical techniques were used to determine the composition of the brine sample. This sampling program was repeated several times during the various seasons of the year. Several hundred samples have been collected in this way and analyzed by Mianping at their AAS laboratory on site.

Two samples were collected by Norm Tribe for the confirmation of Mianping's assay and analyzed by an independent laboratory, ALS Canada Ltd., in Vancouver, BC. The results indicate that the concentration of salts is comparable with the results provided by Mianping. The lake water returned values of 376 ppm lithium, 893 ppm boron and 11,300 ppm potassium. This sample was collected from the lake at a depth of 1.0 meter.

The second sample was collected from the North East Thermal Spring. The analysis returned values of 2.18 ppm boron, 0.733 ppm lithium and 12.5 ppm potassium. These results indicate that the salts do not originate from this particular hot spring. Other springs such as the South Thermal Spring are reported to be high in salts.

Mianping's analytical procedures were also reviewed by the Resources & Reserve Audit Center of Ministry of Land and Resources of China.

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

Date: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard Shao
Richard Shao, President and Chief Financial Officer

By:	/s/ Raoul Tsakok
Raoul Tsakok, Chairman and Chief Executive Officer

Date: February 29, 2008