Form 10QSB
period 2008-02-29
STERLING GROUP VENTURES INC
filed 2008-04-15
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Act Of 1934

For the quarterly period ended February 29, 2008

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

Common Stock, $0.001 par value	43,826,175
(Class)	(Outstanding as of April 10, 2008)

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

STERLING GROUP VENTURES, INC.
FORM 10-QSB
INDEX

Page

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	3

Interim Consolidated Balance Sheets of Sterling Group Ventures, Inc. at February 29, 2008 and May 31, 2007	3

Interim Consolidated Statements of Operations for the three months and nine months ended February 29, 2008 and February 28, 2007 and for the Period from July 27, 1994 (Date of Inception) to February 29, 2008	4

Interim Consolidated Statements of Cash Flows for the nine months ended February 29, 2008 and February 28, 2007 and for the Period from July 27, 1994 (Date of Inception) to February 29, 2008	5

Interim Consolidated Statements of Stockholders' Equity for the period from July 27, 1994 (Date of Inception) to February 29, 2008	6

Notes to the Interim Consolidated Financial Statements	7-13

Item 2. Management's Discussion and Analysis or Plan of Operation	14

Item 3. Controls and Procedures	20

Item 3(a)T. Controls and Procedures	20

Part II - OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 2. Unregistered Sales of Equity Securities and Use of proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits	22

Signatures	22

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
February 29, 2008 and May 31, 2007
(Stated in US Dollars)
(Unaudited)

	February 29,	May 31,
	2008	2007

ASSETS

Current Assets
Cash and cash equivalents - Note 5	$383,412	$289,330
GST receivable	4,365	9,128
Prepaid expenses	15	1,964
Advance receivable - Notes 2 and 5	8,641	14,189
Total current assets	396,433	314,611

Equipment - Note 4	2,186	2,911

Total Assets	$398,619	$317,522

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and other accrued liabilities - Note 5	$377,130	$272,456

Stockholders' Equity
Common Stock : $0.001 Par Value
Authorized : 500,000,000
Issued and Outstanding : 43,826,175 (May 31, 2007: 43,501,490)	43,826	43,502
Additional Paid In Capital	2,243,399	2,633,768
Warrants	461,112	51,587
Accumulated Other Comprehensive Loss	(583)	(583)
Deficit accumulated during the exploration stage	(2,726,265)	(2,683,208)
Total Stockholders' Equity	21,489	45,066

Total Liabilities and Stockholders' Equity	$398,619	$317,522

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months and nine months ended February 29, 2008 and February 28, 2007 and for the period from July 27, 1994 (date of inception) to February 29, 2008
(Stated in US Dollars)
(Unaudited)

					July 27, 1994
	Three months	Three months	Nine months	Nine months	(Date of
	ended	ended	ended	ended	inception)
	February 29,	February 28,	February 29,	February 28,	to February 29,
	2008	2007	2008	2007	2008

Expenses
Accounting, audit and legal fees	$6,518	$15,642	$19,917	$45,991	$296,109
Bank charges	69	156	183	297	1,486
Consulting fees - Note 5	29,883	27,988	88,544	87,766	535,115
Depreciation	445	732	1,289	1,976	7,160
Filing fees and transfer agent	-	-	1,198	2,288	34,061
Foreign exchange loss (gain)	(4,652)	(12)	(1,651)	(12,650)	(15,034)
General and administrative - Note 5	6,422	5,376	20,197	14,441	72,444
Mineral property costs - Notes 3 and 5	17,419	89,117	62,859	627,151	1,196,253
Printing and mailing	-	-	-	-	16,883
Shareholder information and investor relations	-	-	-	-	59,700
Stock-based compensation	-	-	-	-	368,641
Travel and entertainment	812	1,740	2,314	7,517	121,398

	(56,916)	(140,739)	(194,850)	(774,777)	(2,694,216)

Other items
Interest income	1,363	2,108	4,639	4,483	27,124
Recovery of doubtful collection (Note 3(b))	54,923	14,630	147,154	27,464	187,535
Allowance for doubtful collection	-	-	-	-	(246,708)
	56,286	16,738	151,793	31,947	(32,049)

Net loss for the period	$(630)	$(124,001)	$(43,057)	$(742,830)	$(2,726,265)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average number of shares outstanding	43,826,175	43,377,800	43,649,613	41,999,828

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended February 29, 2008 and February 28, 2007 and for the period from July 27, 1994 (date of inception) to February 29, 2008
(Stated in US Dollars)
(Unaudited)

			July 27, 1994
	Nine months	Nine months	(Date of
	ended	ended	inception)
	February 29,	February 28,	to February 29,
	2008	2007	2008
Cash flows from operating activities
Net loss for the period	$(43,057)	$(742,830)	$(2,726,265)
Adjustments to reconcile net loss to net cash
provided by (Used in) operating activities
Stock compensation expenses	-	-	368,641
Depreciation	1,289	1,976	7,160
Permit and engineering studies	-	-	150,000
Shareholder information and investor relations	-	-	20,447
Accounting, audit and legal fees	-	49,000	49,000
Translation adjustment	-	-	(106)
Changes in non-cash working capital items
related to operations
GST receivable	4,777	5,295	(4,351)
Prepaid expenses	1,935	(18,024)	21,524
Advance receivable	5,548	20,885	(8,641)
Accounts payable and accrued liabilities	124,154	100,750	396,610
Net cash from (used in) operating activities	94,646	(582,948)	(1,725,981)

Cash flows from investing activities
Advance on investment	-	-	(150,000)
Mineral property deposit	-	124,600	-
Additions to equipment	(564)	(2,633)	(9,346)
Net cash flows from (used in) investing activities	(564)	121,967	(159,346)

Cash flows from financing activities
Net proceeds on issuance of common stock	-	412,545	2,266,858
Amounts contributed by director	-	-	1,881
Net cash flows provided by financing activities	-	412,545	2,268,739

Net increase (decrease) in cash and cash equivalents	94,082	(48,436)	383,412
Cash and cash equivalents - beginning of period	289,330	349,954	-
Cash and cash equivalents - end of period	$383,412	$301,518	$383,412

Cash and cash equivalents consist of:
Cash	$216,238	$122,417	$216,238
Term deposits	167,174	179,101	167,174
	$383,412	$301,518	$383,412
Supplemental Information :
Cash paid for :
Interest	$-	$19	$-
Income taxes	-	-	-
Non-cash Transactions :
Issuance of shares for commission paid to broker
for private placement	$-	$21,646	$72,396
Issuance of shares for services rendered	19,480	49,000	110,480
Issuance of share purchase warrants for finder's fee
paid to broker for private placement	-	9,895	11,477

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
for the period from July 27, 1994 (date of inception) to February 29, 2008
(Stated in US Dollars)
(Unaudited)

						Deficit
					Accumulated	Accumulated
		Stock	Additional		Other	During The
	Common	Amount At	Paid In		Comprehensive	Exploration
	Shares	Par Value	Capital	Warrants	Loss	Stage	Total

Balance, July 27, 1994 (Date of inception)	-	$-	$-	$-	$-	$-	$-
Common stock	1	1	-	-	-	-	1
Amount contributed by director	-	-	1,881	-	-	-	1,881
Net loss for the periods	-	-	-	-	-	(7,902)	(7,902)

Balance, May 31, 2001	1	1	1,881	-	-	(7,902)	(6,020)
Net loss of the year	-	-	-	-	-	(1,860)	(1,860)

Balance, May 31, 2002	1	1	1,881	-	-	(9,762)	(7,880)
Net loss of the year	-	-	-	-	-	(1,360)	(1,360)

Balance, May 31, 2003	1	1	1,881	-	-	(11,122)	(9,240)
Reverse acquisition	(1)	(1)	(1,881)	-	-	-	(1,882)
Issuance of common shares for reverse acquisition	25,000,000	25,000	(23,119)	-	-	-	1,881
Outstanding common shares of Company prior to
acquisition	11,360,000	11,360	(10,883)	-	(583)	-	(106)
Issuance of shares for cash pursuant to a private
placement - at $0.50	1,766,000	1,766	881,234	-	-	-	883,000
Stock-based compensation	-	-	368,641	-	-	-	368,641
Net loss of the year	-	-	-	-	-	(527,446)	(527,446)

Balance, May 31, 2004	38,126,000	38,126	1,215,873	-	(583)	(538,568)	714,848
Issuance of shares for cash pursuant to a private
placement - at $0.50	1,950,000	1,950	973,050	-	-	-	975,000
Issuance of shares for finder's fee of
private placement	101,500	102	50,648	-	-	-	50,750
Finders' fees	-	-	(50,750)				(50,750)
Fair value of share purchase warrants (finders' fees)	-	-	(40,110)	40,110	-	-	-
Issuance of shares for services rendered	100,000	100	41,900	-	-	-	42,000
Net loss of the year	-	-	-	-	-	(818,954)	(818,954)

Balance, May 31, 2005	40,277,500	40,278	2,190,611	40,110	(583)	(1,357,522)	912,894

Net loss for the year ended May 31, 2006	-	-	-	-	-	(461,201)	(461,201)

Balance, May 31, 2006	40,277,500	40,278	2,190,611	40,110	(583)	(1,818,723)	451,693

Issuance of shares for cash pursuant to a private
placement - at $0.15	2,750,300	2,750	409,795	-	-	-	412,545
Issuance of shares for finder's fee of
private placement	123,690	124	21,522	-	-	-	21,646
Finders' fees	-	-	(21,646)				(21,646)
Share issuance costs	-	-	(3,687)	-	-	-	(3,687)
Fair value of share purchase warrants (finders' fees)	-	-	(9,895)	9,895	-	-	-
Revaluation of share purchase warrants	-	-	(1,582)	1,582	-	-	-
Issuance of shares for services rendered	350,000	350	48,650	-	-	-	49,000
Net loss for the year ended May 31, 2007	-	-	-	-	-	(864,485)	(864,485)

Balance, May 31, 2007	43,501,490	43,502	2,633,768	51,587	(583)	(2,683,208)	45,066

Issuance of shares for services rendered - at $0.06	324,685	324	19,156				19,480

Revaluation of share purchase warrants - Note 6			(409,525)	409,525			-

Net loss for the nine months ended February 29, 2008	-	-	-	-	-	(43,057)	(43,057)

Balance, February 29, 2008	43,826,175	$43,826	$2,243,399	$461,112	$(583)	$(2,726,265)	$21,489

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2008
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting and Ability to Continue as a Going Concern

While the information presented in the accompanying interim nine-month consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, result of operations and cash flows for the interim periods presented. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements be read in conjunction with the Company’s May 31, 2007 annual consolidated financial statements.

Operating results for the nine-month period ended February 29, 2008 are not necessarily indicative of the results that can be expected for the year ending May 31, 2008.

The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At February 29, 2008, the Company had working capital of $19,303 which may not be sufficient to sustain operations over the next twelve months, has not yet achieved profitable operations, has accumulated losses of $2,726,265 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
February 29, 2008
(Stated in US Dollars)
(Unaudited) –Page 2

Note 3	Mineral Properties

	DXC	Jiajika
	Salt Lake	Spodumene
Summary of mineral properties	Property	Property

Three months ended February 29, 2008
Administrative	$-	$-
Consulting fees	15,509	-
Travel	521	-
Legal fees	1,389	-
	$17,419	$-

Three months ended February 28, 2007
Administrative	$-	$-
Consulting fees	81,775	-
Engineering studies	-	-
Mining permit	-	-
Topography measurement	-	-
Travel	7,342	-
Wages and benefits	-	-
	$89,117	$-

Nine months ended February 29, 2008

Administrative	$706	$-
Consulting fees	45,131	-
Travel	5,456	-
Legal fees	11,566	-
	$62,859	$-

Nine months ended February 28, 2007

Administrative	$3,324	$-
Consulting fees	116,672	-
Engineering studies	39,049	-
Mining permit	382,920	-
Topography measurement	15,001	-
Travel	34,010	488
Wages and benefits	35,687	-
	$626,663	$488

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
February 29, 2008
(Stated in US Dollars)
(Unaudited) –Page 3

Note 3	Mineral Properties –(cont’d)

	DXC	Jiajika
	Salt Lake	Spodumene
Summary of mineral properties	Property	Property

From Date of Inception (July 27, 1994) to February 29, 2008

Balance, May 31, 2003	$-	$-
Administrative	-	471
Consulting fees	-	9,263
Travel	-	2,763
Balance, May 31, 2004	-	12,497
Administrative	-	6,598
Consulting fees	-	33,799
Feasibility study	-	157,769
Exploration costs	-	-
Permit costs	-	150,000
Travel	-	15,085
Balance, May 31, 2005	-	375,748
Administrative	5,560	2,100
Consulting fees	46,629	12,062
Engineering studies	26,933	-
Feasibility study	29,080	-
Geophysical study	31,114	-
Legal fees	623	-
Topography measurement	32,266	-
Travel	30,953	8,009
Wages and benefits	33,601	-
Cost recovery	-	(309,058)
Balance, May 31, 2006	236,759	88,861
Administrative	5,200	-
Consulting fees	134,580	-
Engineering studies	38,063	-
Mining permit	382,920	-
Topography measurement	15,001	-
Legal fees	9,695	-
Travel	53,262	488
Wages and benefits	35,687	-
Balance, May 31, 2007	911,167	89,349
Administrative	706	-
Consulting fees	45,131	-
Travel	5,456	-
Legal fees	11,566	-
Balance, February 28, 2009	$974,026	$89,349

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
February 29, 2008
(Stated in US Dollars)
(Unaudited) –Page 4

Note 3	Mineral Properties –(cont’d)

a)	Dangxiongcuo Salt Lake Project

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

As of February 29, 2008, the Company has incurred a total of $974,026 in mineral property costs.

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

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
February 29, 2008
(Stated in US Dollars)
(Unaudited) –Page 5

Note 3	Mineral Properties –(cont’d)

b)	Jiajika Spodumene Property –(cont’d)

During the year ended May 31, 2007, the Company received RMB300,000 ($40,381) from the Chinese partner.

During the nine-months ended February 29, 2008, the Company received RMB1,100,000 ($147,154), from the Chinese partner.

These recoveries were recorded as a recovery of doubtful collection in the consolidated statements of operations.

As at February 29, 2008, the Company had incurred $398,407 in the Jiajika Spodumene Property before the cumulative cost recovery of RMB1,900,000 ($249,885) up to February 29, 2008.

Note 4	Equipment

		February 29, 2008
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$9,346	$7,160 $	2,186

		May 31, 2007
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$8,782	$5,871	$2,911

The equipment is located in Canada and China.

Note 5	Related Party Transactions

The Company was charged consulting fees during the three and nine month periods ended February 29, 2008 totalling $29,635 (2007: $27,744) and $87,817 (2006: $87,067) by companies controlled by two directors of the Company respectively.

The Company was charged rental fees included in General and Administrative during the three month and nine month periods ended February 29, 2008 totalling $5,308 (2007: $4,216) and $17,324 (2007: $9,459) by a company controlled by a director of the Company respectively.

The Company was charged mineral property costs - consulting during the three and nine month periods ended February 29, 2008 totalling $1,656 (2007: $4,885) and $4,846 (2007: $13,980) by the Vice President of Micro respectively.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
February 29, 2008
(Stated in US Dollars)
(Unaudited) –Page 6

Note 5	Related Party Transactions –(cont’d)

The Company was charged mineral property costs - consulting during the three and nine month periods ended February 29, 2008 in the amount of $12,860 (2007: $10,769) and $37,377 (2007: $33,231) by a company controlled by a director of the Company respectively.

The Company was charged mineral property costs –rent during the three and nine month periods ended February 29, 2008 in the amount of $Nil and $665 (2007: $Nil) by a company controlled by a director of the Company.

Cash and cash equivalents at February 29, 2008 include $222,876 (May 31, 2007: $66,136) held in trust by a director of the Company.

Advance receivable is $8,641 (May 31, 2007: $14,189) advanced to the Vice-President of Micro. This is intended to be utilized against expenses in the year ended May 31, 2008.

Included in accounts payable is $316,234 (May 31, 2007: $219,501) which is due to the companies controlled by the directors of the Company for their services provided.

Note 6	Capital Stock

Commitments:

a)	Capital Stock

The Company planned a private placement of up to 5,000,000 units at $0.15 per unit for total proceeds of $750,000. Each unit consists of one common share and one share purchase warrant entitling the holder the right to purchase one common share at $0.18 per share expiring on December 29, 2006 (the Series “C”Share Purchase Warrants). As at May 31, 2007, the Company received total subscriptions of $412,545 for 2,750,300 units. The private placement was closed without issuing the remaining 2,249,700 units. Finder's fee of 7% totaling 123,690 units with the aforementioned terms were issued.

During the period ended February 29, 2008, the Company issued 324,685 common shares at US$0.06 per share to settle accounts payable at CDN$19,481.

b)	Stock Options

On February 3, 2004, the Board of Directors of the Company approved the 2004 Stock Option Plan which allows the Company to grant up to 3,636,000 stock options as an incentive to directors, officers, employees and consultants.

During the nine-month period ended February 29, 2008 and 2007, no stock options were granted, exercised or cancelled.

As at February 29, 2008, there were a total of 3,636,000 stock options outstanding to directors and officers of the Company exercisable at $0.50 per share, expiring on February 3, 2009.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
February 29, 2008
(Stated in US Dollars)
(Unaudited) –Page 7

Note 6	Capital Stock –(cont’d)

c)	Share Purchase Warrants

During the nine-month period ended February 29, 2008, no warrant was exercised or cancelled during the period.

As at February 29, 2008, the Company has a total of 3,817,500 and 2,873,990 Series “A”and “C”share purchase warrants outstanding, respectively.

Each Series “A”warrant entitled the holder thereof the right to purchase one common share at $0.50 per share expiring on the earlier of:

	i)	February 16, 2008; and

	ii)	The 90th day after the day on which the weighted average trading price of the Company’s shares exceed $0.85 per share for 30 consecutive trading days.

Upon exercise of the Series “A”Share Purchase Warrant at $0.50 each, the holder will receive one Common Share of the Company and a Series “B”Share Purchase Warrant exercisable at $1.00 expiring one year after the occurrence of either (i) or (ii) as described above.

Each Series “C”warrant entitles the holder thereof the right to purchase one common share at $0.18 per share expiring February 29, 2008.

On February 7, 2008, the Company extended the expiry date of the 3,817,500 Series “A”Share Purchase Warrants from February 16, 2008 to February 16, 2009. The exercise price of the warrants remains unchanged at $0.50 per share. The additional fair value of the 3,817,500 extended life Series “A”Share Purchase Warrants was estimated at $252,989, by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 218.52%, risk-free interest rates of 2.08%, and expected lives of 1 year.

On February 7, 2008, the Company extended the expiry date of the 2,873,990 Series “C”Share Purchase Warrants from February 29, 2008 to February 27, 2009. The exercise price of the warrants remains unchanged at $0.18 per share. The additional fair value of the 2,873,990 extended life Series “C”Share Purchase Warrants was estimated at $156,536, by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 222.08%, risk-free interest rates of 2.08%, and expected lives of 1 year.

Note 7	Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies through amounts held in China in RMB:

- cash $222,876 (May 31, 2007 - $66,121).
- cost recovery receivable $59,173 (May 31, 2007 - $206,327).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Note to U.S. Investors - The United States Securities and Exchange Commission permits U.S. mining companies, in their filings with the SEC, to disclose only those mineral deposits that a company can economically and legally extract or produce. We use certain terms on this report, such as "measured", "indicated", and "inferred" "resources", been based on audits conducted under Chinese methods of calculation, which the SEC guidelines strictly prohibit U.S. registered companies from including in their filings with the SEC. U.S. Investors are urged to consider closely the disclosure on our Form 10-QSB which may be secured from us, or from the SEC's website at http://www.sec.gov/edgar.shtml.

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

Pursuant to the Agreement, the parties have confirmed that Micro's early investment of 2.48 million Yuan (RMB) to the Sichuan Jiajika Spodumene project should be paid back 1.2 million Yuan (RMB) before April 15, 2006 and 1.28 million Yuan (RMB) before March 30, 2007. Payments shall be made directly to Micro by SPM. If SPM does not make the payment of 1.28 million to Micro before March 30, 2007, then 1.28 million yuan shall be converted into Micro's interest in Jiajika project of SPM using the formula: 1.28 million Yuan divided by registered capital contribution in Jiajika project by SPM, multiplied by 100%. Neither party shall have any other liabilities to the other party and the Agreement shall replace all previous signed agreements, contracts and MOU between Micro and SPM.

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

During the nine months ended February 29, 2008, the Company received RMB 1,100,000 ($147,154) from the Chinese partner.

As of February 29, 2008, the Company had incurred $398,407 in the Jiajika Spodumene Property before the cumulative cost recovery of RMB1,900,000 ($249,885).

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

As of February 29, 2008, the Company has incurred a total of $974,026 in expenses relating to the DXC Salt Lake property costs.

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended May 31, 2007 and should further be read in conjunction with the financial statements included in this report. Comparisons made between reporting periods herein are for the three and nine months ended February 29, 2008, as compared to the three and nine months ended February 28, 2007.

The Company had interest income of $1,363 for the quarter ended February 29, 2008 as compared to $2,108 for the quarter ended February 28, 2007. For the nine months ended February 29, 2008 the Company had interest income of $4,639 as compared to $4,483 for the nine months ended February 28, 2007.

The operating loss decreased to $630 for the quarter ended February 29, 2008, as compared to $124,001 for the quarter ended February 28, 2007. The operating loss for nine months ended February 29, 2008 decreased to $43,057 as compared to $742,830 for the nine months ended February 28, 2007.

For the three months ended February 29, 2008, relative to the same period in 2007, consulting services increased by $1,895. Consulting services increased by $778 for the nine months ended February 29, 2008 relative to the same period in 2007.

Accounting, audit and legal fees decreased by $9,124 for the three months ended February 29, 2008 when compared to the same period in 2007. Accounting, audit and legal fees decreased by $26,074 for the nine months ended February 29, 2008 when compared to the same period in 2007.

Mineral property costs decreased by $71,698 for the three months ended February 29, 2008 when compared to the same period in 2007. Mineral property costs decreased by $564,292 for the nine months ended February 29, 2008 when compared to the same period in 2007.

Travel expenses decreased by $928 for the three months ended February 29, 2008 when compared to the same period in 2007. Travel expenses decreased by $5,203 for the nine months ended February 29, 2008 when compared to the same period in 2007.

The Company expects the trend of losses to continue at an increasing rate until we can achieve commercial production on some of the mineral properties, of which there can be no assurance.

LIQUIDITY AND WORKING CAPITAL

As of February 29, 2008, the Company had total current assets of $ 396,433 and total liabilities of $377,130.

Stock Options

During the nine months ended February 29, 2008, no stock options were granted, exercised or cancelled.

As of February 29, 2008, there were 3,636,000 stock options outstanding exercisable at $0.50 per share, expiring on February 3, 2009.

Share Purchase Warrants

During the nine-month period ended February 29, 2008, no warrants were exercised or cancelled.

As at February 29, 2008, the Company has a total of 3,817,500 and 2,873,990 Series "A" and "C" share purchase warrants outstanding, respectively.

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

On February 7, 2008, the Company extended the expiry date of the 3,817,500 Series "A" Share Purchase Warrants from February 16, 2008 to February 16, 2009. The exercise price of the "A" warrants remains unchanged at $0.50 per share. The Company also extended the expiry date of the 2,873,990 Series "C" Share Purchase Warrants from February 29, 2008 to February 27, 2009. The exercise price of the "C" warrants remains unchanged at $0.18 per share.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol SGGV. As of April 10, 2008, there were approximately 43,826,175 shares of Common Stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

ITEM 3. CONTROLS AND PROCEDURES

a.     Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report, February 29, 2008 and have concluded that the disclosure controls, internal controls and procedures are effective based upon their evaluation as of the evaluation date.

b.     Changes in Internal Control over Financial Reporting:

There were no significant changes in the small business issuers internal control over financial reporting identified in connection with the Company evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange act that occurred during the small business issuers last fiscal quarter that has materially affected or is reasonable likely to materially affect, the small business issuers internal control over financial reporting.

ITEM 3A(T). CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) or 240.15d-15(e) of the Securities Exchange Act of 1934, as amended, as of February 29, 2008. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective. There has been no change in the internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of ss.240.13a-15 or ss.240.15d-15 of the Exchange Act that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Capital Stock

During the nine months ended February 29, 2008, the Company did not engage in any unregistered sales of equity securities.

Stock Options

During the nine months ended February 29, 2008, no stock options were granted, exercised or cancelled.

As of February 29, 2008, there were 3,636,000 stock options outstanding exercisable at $0.50 per share, expiring on February 3, 2009.

Share Purchase Warrants

During the nine-month period ended February 29, 2008, no warrants were exercised or cancelled.

As at February 29, 2008, the Company has a total of 3,817,500 and 2,873,990 Series "A" and "C" share purchase warrants outstanding, respectively.

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

On February 7, 2008, the Company extended the expiry date of the 3,817,500 Series "A" Share Purchase Warrants from February 16, 2008 to February 16, 2009. The exercise price of the "A" warrants remains unchanged at $0.50 per share. The Company also extended the expiry date of the 2,873,990 Series "C" Share Purchase Warrants from February 29, 2008 to February 27, 2009. The exercise price of the "C" warrants remains unchanged at $0.18 per share

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

Date: April 14, 2008
STERLING GROUP VENTURES, INC.
/s/ Raoul Tsakok
Raoul Tsakok, Chairman & CEO