Form 10KSB
period 2008-05-31
STERLING GROUP VENTURES INC
filed 2008-08-29
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended MAY 31, 2008

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
Common Stock, $0.001 par value
(Title of class)

     Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The issuer's revenues for its most recent fiscal year ended May 31, 2008 were nil

Aggregate market value of the voting and non-voting share of Common Stock held by non-affiliates was approximately $2,422,617 based on the closing trading price for the common equity as of August 28, 2008 (at $0.10 per share closing price).

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No X

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: 43,826,175 common shares issued and outstanding as of August 28, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ____ No X

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

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “ $” refer to US Dollars, all references to “CA $” refer to Canadian Dollars , all references to “RMB” refer to Renminbi Yuan and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", “ the Company” and "Sterling" mean Sterling Group Ventures, Inc., unless otherwise indicated.

Sterling is an exploration stage company. There is no assurance that commercially viable mineral deposits exist on the claims that we have under option. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the claims is determined.

Business Development During Last Three Years

We were incorporated in the state of Nevada on September 13, 2001. Since our incorporation, we have engaged in the business of exploration and development of a mineral property. On January 20, 2004, Sterling completed the acquisition of all of the issued and outstanding shares of Micro Express Ltd. (“Micro”), which was incorporated on July 17, 1994. Pursuant to the transaction, the Company issued an aggregate of 25,000,000 shares of Sterling’s common stock to the stockholders of Micro in exchange for 100% of the shares of Micro common stock. The business combination was accounted for as a reverse acquisition whereby the purchase method of accounting was used with Micro being the accounting parent and the Company being the accounting subsidiary.

Our Current Business

We were incorporated in the State of Nevada on September 13, 2001 and established a fiscal year end of May 31. We are a start-up, exploration stage company engaged in the search and exploration of lithium and related minerals. There is no assurance a commercially viable mineral deposit exists on any of our properties. Further exploration will be required before a final evaluation as to the economic and legal feasibility of our claims is determined. We have not yet generated or realized any revenues from our business operations. Our statutory registered agent's office is located at 2050 Russett Way, Carson City, Nevada 89703 and our business office is located at 900 – 789 West

Pender Street, Vancouver, B.C., Canada, V6C 1H2. Our telephone number is (604) 893-8891 and fax number is (604) 408-8515

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

On September 16, 2005, the Company through its wholly owned subsidiary, Micro Express Holdings Inc. (“MEH”), signed an agreement (“the initial agreement”) with Beijing Mianping Salt Lake Research Institute (“Mianping”) for the development of Dangxiongcuo salt lake property in Nima county of Naqu district in Tibet, China. The Agreement follows a Letter of Intent signed between the parties on July 11, 2005.

Beijing Mianping Salt Lake Research Institute (“Mianping”) which is a private company holds the exploration permit on the Dangxiongcuo Salt Lake and the surrounding area issued by Tibet Bureau of Land and Resources of China. Dangxiongcuo Salt Lake is a classic brine type deposit. The number of the exploration permit is 5400000620013. The area covered by the permit is 89.06 km2 (8,906 hectares) and it was valid until Feb 23, 2007. The recording date is February 24, 2006. Mianping has renewed its permit on March 4th 2007. The new number is 5400000730283. The area covered by the permit is 89.06 km2 (8,906 hectares) and it was valid until March 14th 2008. The recording date is March 4, 2007. The license is now under renewal process. There is a mandated routine for converting this exploration permit into a mining permit.

Pursuant to the agreement signed on September 16, 2005, the parties have agreed to set up a Cooperative Company, Tibet Saline Lake Mining High-Science & Technology Co. Ltd. (the “Cooperative”) to develop DXC Salt Lake. The objective of the Cooperative is to use the funds provided by Sterling through MEH and the skills and technology provided by Mianping to produce lithium carbonate (Li2CO3), potash and other chemicals from brine. MEH was to own 65% and Mianping 35% of the Cooperative. It was anticipated that the total investment in the Cooperative will be approximately 240 million RMB (or approximately US$35 million) and would result in production of 5,000 tonnes per year of lithium carbonate and by products (potash and other chemicals). Mianping guaranted the production cost of lithium carbonate would be less than 11,000 RMB per tonne (or approximately US $1,600 per tonne).

On July 3, 2007, MEH received a letter from Mianping stating that the agreement between MEH and Mianping should be deemed terminated as a result of lack of progress in the approval for the establishment of the joint venture company and is considering a lawsuit against the Company and MEH. MEH has responded that Mianping’s claim has no legal grounds as the lack of progress is not caused by MEH or the Company. There has been no legal action to date and none is expected. By letter dated August 25, 2008, Mianping has confirmed to the Company’s auditor that the agreement dated Sept. 16, 2005 has terminated effective July 8, 2008. This agreement was replaced by the agreement with Zhongchuan International Mining Holdings Co. Ltd. dated July 8, 2008.

On July 8, 2008, the Company signed an agreement (the "Agreement") with Zhong Chuan International Mining Holding Co., Ltd. ("Zhong Chuan"), Ximing Sun and Charles Yan - shareholders of Monte Sea Holdings Ltd. (collectively hereinafter "Monte Sea Shareholders") to restructure the transactions contemplated under the initial agreement signed by Mianping and MEH on September 16, 2005. Pursuant to the Agreement, the parties wish to establish a Sino-foreign cooperative joint venture company ("CJV") for the purpose of applying for and holding required approvals, permits and licenses with respect to the development of the Dangxiongcuo Salt Lake property (the "Property") located in Tibet of China.

Zhong Chuan is a Chinese mining company with connections and mineral properties in Tibet, China. Zhong Chuan is interested in expanding into lithium business. Zhong Chuan has also acquired interests in certain other salt lakes in Tibet ("Other Interests"). Monte Sea Shareholders are the shareholders holding all the issued and outstanding shares in the stock of Monte Sea Holdings Ltd. ("Monte Sea"), a company incorporated in Hong Kong.

Under the Agreement, the initial agreement between Mianping and the Company shall be replaced and superseded by this Agreement upon this Agreement becoming effective. Upon this Agreement being effective and termination of the initial agreement, Zhong Chuan shall cause Mianping to repay to the Company RMB 6,000,000($875,000) by depositing the said amount into an account designated by the Company.

The Parties agree that Zhong Chuan shall cause an operating company ("Opco") to be established in Tibet prior to the establishment of the CJV for the purpose of applying for and holding required approvals, permits and licenses with respect to the development of the Property. The Opco shall hold all such approvals, permits and licenses in trust for the CJV, and pursuant to the letters and spirit of this Agreement.

Under the Agreement, Monte Sea Shareholders and Zhong Chuan shall cause the CJV to be established within 90 days from date of this Agreement, subject to required regulatory approval and based on a joint venture agreement by way of acquisition of interest in the Opco by Monte Sea, or by way of incorporation under the Chinese laws. Monte Sea shall hold up to 65% but no less than 51% of shares in the CJV. CJV shall own and hold all Mianping's (and/or Opco's) title to and interest in any exploration or mining licenses in lithium resources in Tibet including the Exploration license and Other Interests.

If for any Chinese regulatory or policy reasons, Monte Sea is not permitted to have more than fifty-one percent (51%) interest in the CJV, then Monte Sea and Zhong Chuan shall cause the JV Agreement to be revised such that:

(a) Mont Sea shall have a forty-nine percent (49%) interest in the CJV;

(b) Mont Sea shall be entitled to receive returns on its investment in the CJV on a priority and accelerated basis until its investment in the CJV and the Property is fully recovered; and

(c) Mont Sea shall be permitted to manage the daily operation of the CJV pursuant to a management agreement to be entered into between Mont Sea and Zhong Chuan, on terms and conditions satisfactory to Sterling.

The Parties shall cause all necessary corporate actions to be taken to approve and effect the transactions contemplated above, and to make any adjustment, registration or filings necessary to meet applicable regulatory requirements.

Upon signing of this Agreement and subject to applicable regulatory approval, Monte Sea Shareholders shall subscribe for 5,000,000 units (the "Units") to be issued by the Company at $0.15 per unit. Each Unit shall consist of One (1) common share in the stock of the Company, and One (1) warrant which shall entitle Monte Sea Shareholders to purchase One (1) common share in the stock of the Company at $0.16 per share within two (2) years from the date of the issuance of the Units.

Subject to applicable regulatory approval, the Company shall cause 200,000,000 shares to be issued to Monte Sea Shareholders within ten (10) working days from the date transfer of the Exploration License to the CJV is approved by the Chinese regulators, in exchange for all the shares then issued and outstanding in the stock of Monte Sea and held by Monte Sea shareholders (the "Share Exchange"). The Share Exchange may be conducted and completed at an earlier date so long as the Company and Monte Sea Shareholders may agree in writing.

Subject to applicable regulatory approval, the Company shall cause 87,910,000 shares in the capital of the Company to be issued to Monte Sea Shareholders at no additional cost, upon receipt by the CJV of a mining license and such other permits or approvals for the Property, permitting the full exploitation and development of the Property.

The Company shall use its best efforts to secure business relationships with selected major companies outside China in the form of equity participation or off-take arrangement for lithium products from the CJV.

The Company shall, when and as required by the CJV, arrange and complete financing for the operation of the CJV.

Zhong Chuan shall, together with Monte Sea Shareholders, provide funds no less than RMB 100,000,000 (or US dollar equivalent thereof) for the purpose of meeting registered capital payment requirements in the registration and operation of the CJV. Zhong Chuan shall keep other Parties informed of any development in the registration of the CJV and transfer of the Exploration License.

Monte Sea Shareholders shall, together with Zhong Chuan, make funds available for the purpose of acquisition and meeting registered capital payment requirements in the registration and operation of the CJV.

CJV will be located in Tibet, China and will develop Dangxiongcuo lithium property, extract and process commercially lithium carbonate using internationally advanced technologies.

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

JIAJIKA PROJECT

On September 16, 2003, the Company, through its wholly owned subsidiary, Micro Express Ltd. (“Micro”), entered into an agreement (the “Agreement”) with Sichuan Province Mining Ltd. to acquire a 75% interest in a 30-year mining joint venture company. The joint venture company will hold the mining licenses to develop the Jiajika spodumene property located in Sichuan Province, China for the extraction of lithium and lithium salts. Pursuant to the Agreement, the total investment required is estimated at 88.5 million RMB (US$10.8 million) for the initial capacity of 240,000 tonnes/annum. The initial registered capital is 56 million RMB (US$6.8 million). Sichuan Province Mining Ltd. will contribute 14 million RMB (US$1.7 million) including the mining permits to hold 25% of the JV Company. Micro will contribute 42 million RMB (US$ 5.1 million) to hold 75% of the JV Company.

On April 5, 2005, the Company through Micro, signed a joint venture contract (“JV Contract”) with Sichuan Province Mining Ltd. for setting up a joint venture company, Jihai Lithium Ltd. , and the development of the Jiajika lithium deposit. The Contract follows an agreement signed between the parties on September 16, 2003.

Sichuan Province Mining Ltd. (“SPM”) which is a private Chinese company holds the mining permit on the Jiajika spodumene property in Kangding, Sichuan province, China issued by the Sichuan Bureau of Land and Resources of China. The property is an albite – spodumene pegmatite deposit. The number of mining permit is 5100000410234. The area is 0.88 km2 (88 hectares) and it was valid until November 11, 2006. The recording date is May 24, 2004. Sterling is required to contribute 42 million RMB in order to earn 75% of the Joint Venture to be set up by Sterling and SPM to build an initial capacity of 240,000 tonnes per year mining and processing plant.

On March 3, 2006, the Company, through its wholly owned subsidiary, Micro, signed an agreement (the “Agreement”) with Sichuan Province Mining Ltd. (“SPM”) with respect to Micro’s early investment in the Sichuan Jiajika Spodumene project.

Pursuant to the Agreement, the parties agreed to terminate the joint venture and confirmed that Micro’s early investment of 2.48 million RMB to the Sichuan Jiajika Spodumene project should be paid back at a rate of 1.2 million RMB before April 15, 2006 and 1.28 million RMB before March 30, 2007. Payment should be made directly to Micro by SPM. If SPM does not make the payment of 1.28 million to Micro before March 30, 2007, then 1.28 million RMB will be converted into Micro’s interest in the Jiajika project of SPM using the formula: 1.28 million RMB divided by the registered capital contribution in the Jiajika project by SPM, multiplied by 100%. Neither party shall have any other liabilities to the other party and the Agreement shall replace all previously signed agreements, contracts and MOU between Micro and SPM. SPM has made payment of 1,900,000 RMB ($249,885) as of May 31, 2008.

Item 2. Description of Property

  DXC Salt Lake Property

Dangxiongcuo Salt Lake (“DXC”) is located in the south-western part of Xizang plateau in Nima County, Tibet of China. The geographic co-ordinates are between 86°38'00" and 86°49'00" east and 31°30'00" to 31°40'00" north.

The location of the property is shown in following map.

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

The deposit is a large salt lake 55.53 km2 (5,553 hectares) in area with a maximum depth of 14 m. Brines are a common source of lithium and the DXC Salt Lake is a classic surface brine type deposit as compared with subsurface brine deposit in South America. This type of deposit is known throughout the world where ever desert climates allow evaporite deposits to form. Mineralization in the lake is in the form of dissolved salts of sodium, potassium, lithium and boron, as chlorides, oxides, sulfates and carbonates. These can be recovered through fractional precipitation of the various salts by the evaporation of the water. Variations in salinity, pH and temperature determine which compound will form crystals and precipitate from the brine.

In 1980’s, 1 : 1,000,000 regional geology was conducted by the Tibet Regional Geology Brigade. 1 : 250,000 regional geology was conducted by the Jiangxi Regional Geology Brigade in 2004. In 1999, two Chinese geologists conducted preliminary study in the area. In 2002, Mianping started exploration work in the area. 1:50,000 geology investigation and hydrogeology was conducted.1:2,000 salt field site engineering geology and topography mapping was conducted. 20,000 square meters salt field was built in 2003. In 2004, 10,000 square meters of the salt field was revamped. In December 2005, Sterling and Mianping commissioned the Tibet Geothermal brigade to conduct measurements for the 20 km2 salt field (1:2,000 and 1:5,000). In March 2006, Sterling and Mianping commissioned the Zhengzhou Comprehensive Utilization Institute of China Academy of Geology to conduct the purification test for the DXC salt lake rough concentrate. In 2006, the Tibet Geothermal Brigade conducted the geothermal exploration work. In May 2006, a Canadian standard NI 43-101 report was conducted by a qualified geologist. In June 2006, Mianping finished Chinese geology report and the report has passed the auditing of Ministry of Land and Resources of China. Since 2005, a technical team from Mianping has been working on the DXC Salt Lake site to conduct salt field technical test, weather monitoring and related tests and monitoring according to the plan designed by Sterling and Mianping.

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

Generally, the physiography could be termed basin and range with broad valleys between sharp ridges and arretes. The valleys are generally gentle in profile both laterally and longitudinally with small to medium rivers coursing through the bottoms of the valleys. Few of the rivers are bridged and most of the crossings are by shallow fords. Along these tracks for much of the route were seen numerous large trucks of 30 – 40 tonnes. Most were freighting bagged material, probably salt from one of the salt lake operations. There are no services along the route except for Pankgo and Nima. The DXC Salt Lake sits in a rather confined basin between high rugged ridges. There are numerous benches or beaches around the lake indicating lake levels at one time were 200 meters above the present levels of the lake, as the last glaciation receded.

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

Two samples were collected by Norm Tribe, an independent geologist, for the confirmation of Mianping’s assay and analyzed by an independent laboratory, ALS Canada Ltd., in Vancouver, BC, Canada in June 2006. The results indicate that the concentration of salts is comparable with the results provided by Mianping. The lake water returned values of 376 ppm lithium, 893 ppm boron and 11,300 ppm potassium. This sample was collected from DXC lake at a depth of 1.0 meter.

Mianping’s analytical procedures were also reviewed by the Resources & Reserve Audit Center of Ministry of Land and Resources of China.

During the year ended May 31, 2008, the Company was seeking the joint venture company approval from Tibet Government for the DXC Salt Lake project and did not proceed with the exploration and engineering study.

As of the date of this report, the application to establish a joint venture has not yet been approved by the regulators in Tibet, China

As at May 31, 2008, the Company incurred expenses of $989,443 related to the DXC Salt Lake Property.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Overview

Our common stock is traded on the OTC Bulletin Board under the symbol “SGGV”. The table below sets forth the high and low sales prices for the Company’s common stock for the fiscal years ended May 31, 2006, 2007 and 2008. The quotations below reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Year	Quarter	High ($)	Low ($)
2006	First	0.44	0.16
	Second	0.25	0.15
	Third	0.26	0.15
	Fourth	0.26	0.16
2007	First	0.20	0.13
	Second	0.20	0.08
	Third	0.17	0.08
	Fourth	0.16	0.08
2008	First	0.10	0.07
	Second	0.12	0.05
	Third	0.15	0.03
	Fourth	0.15	0.04

Pacific Stock Transfer Company is the registrar and transfer agent for our common shares, and is located at Suite 240, 500 East Warms Springs Road, Las Vegas, Nevada 89119 (Telephone: (702) 361-3033; Facsimile: (702) 433-1979).

As of May 31, 2008, the shareholders' list of our common shares showed 35 registered shareholders and 43,826,175 shares outstanding.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Equity Compensation Plan Information

On May 12, 2004, the Company registered a 2004 incentive stock option plan consisting of 3,636,000 common shares. As of the year ended May 31, 2008, 3,636,000 options were issued and outstanding to various consultants, officers or directors. The above options are exercisable at US$0.50 per share with expiry date of February 3, 2009. Pursuant to the stock option plan, the number of shares that may be issued under the plan may not exceed 15% of the issued and outstanding shares of the company. 15% of the issued and outstanding shares of the Company is 6,573,926 as of May 31, 2008. As of the date of this report, none of the above options have been exercised.

Recent Sales of Unregistered Securities

None.

Share Purchase Warrants

During the year ended May 31, 2008, no warrant was exercised or cancelled.

As at May 31, 2008, the Company has a total of 3,817,500 and 2,873,990 Series “A” and “C” share purchase warrants outstanding, respectively.

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

On February 7, 2008, the Company extended the expiry date of the 3,817,500 Series “A” Share Purchase Warrants from February 16, 2008 to February 16, 2009. The exercise price of the warrants remains unchanged at $0.50 per share.

On February 7, 2008, the Company extended the expiry date of the 2,873,990 Series “C” Share Purchase Warrants from February 29, 2008 to February 27, 2009. The exercise price of the warrants remains unchanged at $0.18 per share.

Item 6. Management's Discussion and Analysis or Plan of Operation

Safe Harbor Statement under the United States Private Securities Litigation Reform Act of 1995: Except for the statements of historical fact contained herein, the information constitutes “forward-looking statements” within the meaning of the Private Securities Litigation reform Act of 1995. Such forward looking statements, including but not limited to those with respect to the price of lithium, lithium carbonate, potash, other metals and chemicals, the timing and amount of estimated production, costs of production, reserve determination and reserve conversion rates, involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, risks relating to the integration of the acquisition, risks that the company may not be able to raise the necessary capital, risks relating to international operations, risks relating to joint venture operations, the actual results of current exploration activities, the actual results of current reclamation activities, conclusions of economic evaluations, changes in project parameters as plans continue to be refined, future prices of lithium, lithium carbonate, potash, and other metals and chemicals, as well as those factors affecting the mineral industry. Although the Company has attempted to identify important factors that could cause actual results to differ materially, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that such statements will prove to be accurate as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements.

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

On September 16, 2005, the Company through its wholly owned subsidiary, Micro Express Holdings Inc. (“MEH”), signed an agreement (“the initial agreement”) with Beijing Mianping Salt Lake Research Institute (“Mianping”) for the development of Dangxiongcuo salt lake property in Nima county of Naqu district in Tibet, China, which follows a Letter of Intent signed between the parties on July 11, 2005.

Pursuant to the initial agreement, the parties have agreed to set up a Cooperative Company, Tibet Saline Lake Mining High-Science & Technology Co. Ltd. (the “Cooperative”) to develop DXC Salt Lake. The objective of the Cooperative is to use the funds provided by Sterling through MEH and the skills and technology provided by Mianping to produce lithium carbonate (Li2CO3), potash and other chemicals from brine. MEH is to own 65% and Mianping 35% of the Cooperative. It is anticipated that the total investment in the Cooperative will be approximately 240 million RMB Yuan (or approximately US$31 million) and will result in production of 5,000 tonnes per year of lithium carbonate and by products (potash and other chemicals).

On July 8, 2008, the Company signed an agreement (the "Agreement") with Zhong Chuan International Mining Holding Co., Ltd. ("Zhong Chuan"), Ximing Sun and Charles Yan - shareholders of Monte Sea Holdings Ltd. (collectively hereinafter "Monte Sea Shareholders") to restructure the transactions contemplated under the initial agreement signed by Beijing Mianping Salt Lake Research Institute ("Mianping") and Micro Express Holdings Inc. ("MEH") on September 16, 2005. Pursuant to the Agreement, the parties wish to establish a Sino-foreign cooperative joint venture company ("CJV") for the purpose of applying for and holding required approvals, permits and licenses with respect to the development of the Dangxiongcuo Salt Lake property (the "Property") located in Tibet of China.

Zhong Chuan is a Chinese mining company with connections and mineral properties in Tibet, China. Zhong Chuan is interested in expanding into lithium business. Zhong Chuan has also acquired interests in certain other salt lakes in Tibet ("Other Interests"). Monte Sea Shareholders are the shareholders holding all the issued and outstanding shares in the stock of Monte Sea Holdings Ltd. ("Monte Sea"), a company incorporated in Hong Kong.

Under the Agreement, the initial agreement between Mianping and the Company shall be replaced and superseded by this Agreement upon this Agreement becoming effective. Upon this Agreement being effective and termination of the initial agreement, Zhong Chuan shall cause Mianping to repay to MEH RMB 6,000,000 by depositing the said amount into an account designated by MEH.

The Parties agree that Zhong Chuan shall cause an operating company ("Opco") to be established in Tibet prior to the establishment of the CJV for the purpose of applying for and holding required approvals, permits and licenses with respect to the development of the Property. The Opco shall hold all such approvals, permits and licenses in trust for the CJV, and pursuant to the letters and spirit of this Agreement.

Under the Agreement, Monte Sea Shareholders and Zhong Chuan shall cause the CJV to be established within 90 days from date of this Agreement, subject to required regulatory approval and based on a joint venture agreement by way of acquisition of interest in the Opco by Monte Sea, or by way of incorporation under the Chinese laws. Monte Sea shall hold up to 65% but no less than 51% of shares in the CJV. CJV shall own and hold all Mianping's (and/or Opco's) title to and interest in any exploration or mining licenses in lithium resources in Tibet including the Exploration license and Other Interests.

If for any Chinese regulatory or policy reasons, Monte Sea is not permitted to have more than fifty-one percent (51%) interest in the CJV, then Monte Sea and Zhong Chuan shall cause the JV Agreement to be revised such that:

(a) Mont Sea shall have a forty-nine percent (49%) interest in the CJV;

(b) Mont Sea shall be entitled to receive returns on its investment in the CJV on a priority and accelerated basis until its investment in the CJV and the Property is fully recovered; and

(c) Mont Sea shall be permitted to manage the daily operation of the CJV pursuant to a management agreement to be entered into between Mont Sea and Zhong Chuan, on terms and conditions satisfactory to Sterling.

The Parties shall cause all necessary corporate actions to be taken to approve and effect the transactions contemplated above, and to make any adjustment, registration or filings necessary to meet applicable regulatory requirements.

Upon signing of this Agreement and subject to applicable regulatory approval, Monte Sea Shareholders shall subscribe for 5,000,000 units (the "Units") to be issued by the Company at US$0.15 per unit. Each Unit shall consist of One (1) common share in the stock of the Company, and One (1) warrant which shall entitle Monte Sea Shareholders to purchase One (1) common share in the stock of the Company at US$0.16 per share within two (2) years from the date of the issuance of the Units.

Subject to applicable regulatory approval, the Company shall cause 200,000,000 shares to be issued to Monte Sea Shareholders within ten (10) working days from the date transfer of the Exploration License to the CJV is approved by the Chinese regulators, in exchange for all the shares then issued and outstanding in the stock of Monte Sea and held by Monte Sea shareholders (the "Share Exchange"). The Share Exchange may be conducted and completed at an earlier date so long as the Company and Monte Sea Shareholders may agree in writing. This share issuance will result in a change of control of the Company.

Subject to applicable regulatory approval, the Company shall cause 87,910,000 shares in the capital of the Company to be issued to Monte Sea Shareholders at no additional cost, upon receipt by the CJV of a mining license and such other permits or approvals for the Property, permitting the full exploitation and development of the Property.

The Company shall use its best efforts to secure business relationships with selected major companies outside China in the form of equity participation or off-take arrangement for lithium products from the CJV.

The Company shall, when and as required by the CJV, arrange and complete financing for the operation of the CJV.

Zhong Chuan shall, together with Monte Sea Shareholders, provide funds no less than RMB 100,000,000 (or US dollar equivalent thereof) for the purpose of meeting registered capital payment requirements in the registration and operation of the CJV. Zhong Chuan shall keep other Parties informed of any development in the registration of the CJV and transfer of the Exploration License.

Monte Sea Shareholders shall, together with Zhong Chuan, make funds available for the purpose of acquisition and meeting registered capital payment requirements in the registration and operation of the CJV.

CJV will be located in Tibet, China and will develop Dangxiongcuo lithium property, extract and process commercially lithium carbonate using internationally advanced technologies.

Results of Operations

The Company had no operating revenue except interest income of $5,559 for the year ended May 31, 2008 and interest income of $6,410 for the year ended May 31, 2007. The Company incurred expenses of $521,999 stemming from accounting audit and legal fees, consulting fees, mineral property costs , travel, stock based compensation, and general and administrative expenditures as compared to $870,895 for the same period last year. The decrease of $348,896 was mainly due to the reduction in mineral property costs and the stock based compensation charge of $409,525, with respect to the revalued warrants relating to the extension of the expiry date, in 2008 compared to 2007.

The following table shows the company’s mineral property costs in 2007 and 2008. The mining permit cost for DXC Salt Lake Property significantly increased its mineral property costs for the year ending May 31, 2007:

	DXC	Jiajika
	Salt Lake	Spodumene
Summary of mineral properties	Property	Property

Year ended May 31, 2008

Administrative	$706	$-
Consulting fees	60,548	-
Travel	5,456	-
Legal fees	11,566	-
	$78,276	$-

Year ended May 31, 2007

Administrative	$5,200	$-
Consulting fees	134,580	-
Engineering studies	38,063	-
Mining permit	382,920	-
Topography measurement	15,001	-
Legal fees	9,695
Travel	53,262	488
Wages and benefits	35,687	-
	$674,408	$488

The Company also incurred expenses on the following related party transactions during year ended May 31, 2008:

(a)	The Company was charged consulting fees during the year ended May 31, 2008 totalling $117,284 (2007: $115,721) by companies controlled by two directors of the Company

(b)	The Company was charged rental fees included in General and Administrative during the year ended May 31, 2008 totalling $22,656 (2007: $13,869) by a company controlled by a director of the Company.

(c)	The Company was charged mineral property costs - consulting during the year ended May 31, 2008 in the amount of $50,051 (2007: $45,008) by a company controlled by a director of the Company.

(d)	Included in accounts payable is $414,235 (2007: $219,501) which was due to the companies controlled by the directors of the Company for their services provided.

The Company expects the trend of losses to continue at an increasing rate until we can achieve commercial production on some of the mineral properties. However, there can be no assurance that commercial production will be possible on any of the properties in the near or distant future.

Liquidity and Working Capital

As of May 31, 2008, the Company had total current assets of $388,395, and total liabilities of $432,505. As of March 31, 2008, the Company had cash and cash equivalents of $374,127 and negative working capital of $44,110. The amount of $374,127 cash can provide the Company with working capitals for about 12 months.

According to the agreement signed with Zhongchuan on July 8, 2008, Mianping will repay the Company RMB 6,000,000 ($875,000) and Monte Sea Shareholders shall subscribe for 5,000,000 units (the "Units") to be issued by the Company at $0.15 per unit so the Company will raise working capital in the amount of $750,000 to meet its short term working capital requirements.

The Company has no other capital resources other than the ability to use its common stock to raise additional capital or the exercise of the warrants by the unit holders.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover operation expenses. These factors raise substantial doubt that the Company will be able to continue as a going concern.

Off-Balance Sheet Arrangements

None.

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

Limited Operating History; Anticipated Losses; Uncertainty of Future Results(Risk of Going Concern)

Sterling is in the exploration stage. The Company has entered into joint venture agreements to explore and develop mineral properties located in China and has not yet determined whether these properties contain reserves that are economically recoverable. The Company has not yet achieved profitable operations and is dependent on its ability to raise capital from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. These factors raise substantial doubt that the Company will be able to continue as a going concern.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol SGGV and is listed on Berlin Bremen Stock Exchange under the symbol GD7. As of May 31, 2008, there were approximately 43,826,175 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

Dilution to the Existing Shareholders

The Company has no other capital resources other than the ability to use its common stock to raise additional capital or the exercise of the warrants by the unit holders. Pursuant to the agreement signed on July 8, 2008 with Zhongchuan, the Company shall cause total 292,9100,000 shares to be issued to Monte Sea Shareholders for the DXC Salt Lake project, which will significantly dilute the Company's stockholders.

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

Circumstances related to Tibet political activities and resulting political upheaval are beyond the control of the Company and constitute a risk to investors.

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

Mineral Properties

Costs of acquiring mineral properties are capitalized by the project area unless the mineral properties do not have proven reserves. Costs to maintain mineral rights and leases are expensed as incurred. When a property reaches the production state, the related capitalized costs are amortized using the unit of production method on the basis of annual estimates of ore reserves. Management reviews the carrying value of mineral properties at least annually and will recognize impairment in value based upon current exploration results, and any impairment or subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations. Mineral property exploration costs are expensed as incurred. Exploration activities conducted jointly with others are reflected at the Company’s proportionate interest in such activities. As at May 31, 2008, the Company did not have proven or probable ore reserves.

Stock-based Compensation

On June 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. Prior to June 1, 2006, the Company accounted for stock-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company adopted SFAS No. 123R using the modified-prospective transition method. Under that transition method, compensation cost recognized for the year ended May 31, 2007 and thereafter will include: (a) compensation costs for all share-based payments granted prior to, but not yet vested as of June 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to June 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The financial results for the prior periods have not been restated. The Company will amortize stock compensation cost rateable over the requisite service period. Adoption of SFAS No. 123R has no impact on the financial statements of the Company.

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

The Company is in the exploration stage, has not yet achieved profitable operations and is dependent on its ability to raise capital from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 7. Financial Statements.

STERLING GROUP VENTURES, INC.

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2008 and 2007

(Stated in US Dollars)

BDO Dunwoody LLP
Chartered Accountants and Advisors	604 – 750 West Pender Street
Vancouver, BC, Canada V6C 2T7
Telephone: (604) 689-0188
Telefax: (604) 689-9773

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Sterling Group Ventures, Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of Sterling Group Ventures, Inc. (the “Company”) (An Exploration Stage Company) and its subsidiaries as of May 31, 2008 and the consolidated related statements of operations, cash flows and stockholders' equity (deficiency) for the year then ended and for the period from July 27, 1994 (Date of Inception) to May 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of the Company for the period from the inception of the development stage, July 27, 1994 to May 31, 2007. Such statements are included in the cumulative inception to May 31, 2008 totals of the statements of operations, cash flows and stockholders’ equity (deficiency) and reflect a net loss of 96% of the related cumulative totals. Those financial statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amount for the period from July 27, 1994 (Date of Inception) to May 31, 2007 included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Group Ventures, Inc. and its subsidiaries as of May 31, 2008 and the results of their operations and their cash flows for the year then ended and for the period from July 27, 1994 (Date of Inception) to May 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the exploration stage, has not yet achieved profitable operations and is dependent on its ability to raise capital from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(signed) “BDO Dunwoody LLP”

Chartered Accountants

Vancouver, Canada
August 28, 2008

BDO Dunwoody LLP is a Limited Liability Partnership registered in Ontario

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON
CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Sterling Group Ventures, Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of Sterling Group Ventures, Inc. (An Exploration Stage Company) and its subsidiaries as of May 31, 2007 and the related consolidated statements of operations, cash flows, and stockholders' equity (deficiency) for the year ended May 31, 2007 and for the period July 27, 1994 (Date of Inception) to May 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Group Ventures, Inc. and its subsidiaries as of May 31, 2007 and the results of their operations and their cash flows for the year ended May 31, 2007 and for the period July 27, 1994 (Date of Inception) to May 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the exploration stage, has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

“AMISANO HANSON”

Vancouver, Canada
August 1, 2007	Chartered Accountants

750 WEST PENDER STREET, SUITE 604	TELEPHONE:	604-689-0188
VANCOUVER CANADA	FACSIMILE:	604-689-9773
V6C 2T7	E-MAIL:	amishan@telus.net

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
May 31, 2008 and 2007
(Stated in US Dollars)

	May 31,	May 31,
	2008	2007

ASSETS

Current Assets
Cash and cash equivalents - Note 6	$374,127	$289,330
GST receivable	5,407	9,128
Prepaid expenses and other receivable	11	1,964
Exploration advance - Notes 3 and 6	8,850	14,189
Total current assets	388,395	314,611

Equipment - Note 5	1,741	2,911

Total Assets	$390,136	$317,522

LIABILITIES

Current Liabilities
Accounts payable and other accrued liabilities - Note 6	$432,505	$272,456

SHAREHOLDERS' EQUITY (DEFICIENCY)

Common Stock : $0.001 Par Value - Note 7
Authorized : 500,000,000
Issued and Outstanding : 43,826,175 (2007: 43,501,490)	43,826	43,502
Additional Paid In Capital	2,652,924	2,633,768
Warrants	461,112	51,587
Accumulated Other Comprehensive Loss	(583)	(583)
Deficit accumulated during the exploration stage	(3,199,648)	(2,683,208)
Total Stockholders' Equity (Deficiency)	(42,369)	45,066
Total Liabilities and Stockholders' Equity	$390,136	$317,522

Nature of Operations and Ability to Continue as a Going Concern - Note 1
Commitments - Notes 4 and 7
Subsequent Events - Note 10

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended May 31, 2008 and 2007 and
for the period from July 27, 1994 (Date of Inception) to May 31, 2008
(Stated in US Dollars)

			Cumulative
			July 27, 1994
			(Date of
	Years ended		Inception)
	May 31,		to May 31,
	2008	2007	2008

Expenses
Accounting, audit and legal fees	$40,239	$90,297	$316,431
Bank charges	215	360	1,518
Consulting fees - Note 6	118,268	116,655	564,839
Depreciation	1,734	2,708	7,605
Filing fees and transfer agent	1,656	2,724	34,519
Foreign exchange gain	(9,929)	(11,047)	(23,312)
General and administrative - Note 6	26,855	19,288	79,102
Mineral property costs - Notes 4 and 6	78,276	674,896	1,211,670
Printing and mailing	-	-	16,883
Shareholder information and investor relations	-	-	59,700
Stock-based compensation - Note 7	409,525	-	778,166
Travel and entertainment	2,314	15,395	121,398
Recovery of doubtful collection - Note 4(b)	(147,154)	(40,381)	(187,535)
Allowance for doubtful collection - Note 4(b)	-	-	246,708

	(521,999)	(870,895)	(3,227,692)

Other item
Interest income	5,559	6,410	28,044

Net loss for the period	$(516,440)	$(864,485)	$(3,199,648)

Basic and diluted loss per share	$(0.01)	$(0.02)

Weighted average number of shares outstanding	43,715,871	42,508,578

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
for the period from July 27, 1994 (date of inception) to May 31, 2008
(Stated in US Dollars)

						Deficit
					Accumulated	Accumulated
		Stock	Additional		Other	During The
	Common	Amount At	Paid In		Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Warrants	Loss	Stage	Total

Balance, July 27, 1994 (Date of inception)	-	$-	$-	$-	$-	$-	$-
Common stock	1	1	-	-	-	-	1
Amount contributed by director	-	-	1,881	-	-	-	1,881
Net loss for the periods	-	-	-	-	-	(7,902)	(7,902)

Balance, May 31, 2001	1	1	1,881	-	-	(7,902)	(6,020)
Net loss of the year	-	-	-	-	-	(1,860)	(1,860)

Balance, May 31, 2002	1	1	1,881	-	-	(9,762)	(7,880)
Net loss of the year	-	-	-	-	-	(1,360)	(1,360)

Balance, May 31, 2003	1	1	1,881	-	-	(11,122)	(9,240)
Reverse acquisition	(1)	(1)	(1,881)	-	-	-	(1,882)
Issuance of common shares for reverse acquisition	25,000,000	25,000	(23,119)	-	-	-	1,881
Outstanding common shares of Company prior to
acquisition	11,360,000	11,360	(10,883)	-	(583)	-	(106)
Issuance of shares for cash pursuant to a private
placement - at $0.50	1,766,000	1,766	881,234	-	-	-	883,000
Stock-based compensation	-	-	368,641	-	-	-	368,641
Net loss of the year	-	-	-	-	-	(527,446)	(527,446)

Balance, May 31, 2004	38,126,000	38,126	1,215,873	-	(583)	(538,568)	714,848
Issuance of shares for cash pursuant to a private
placement - at $0.50	1,950,000	1,950	973,050	-	-	-	975,000
Issuance of shares for finder's fee of
private placement	101,500	102	50,648	-	-	-	50,750
Finders' fees	-	-	(50,750)				(50,750)
Fair value of share purchase warrants (finders' fees)	-	-	(40,110)	40,110	-	-	-
Issuance of shares for services rendered	100,000	100	41,900	-	-	-	42,000
Net loss of the year	-	-	-	-	-	(818,954)	(818,954)

Balance, May 31, 2005	40,277,500	40,278	2,190,611	40,110	(583)	(1,357,522)	912,894

Net loss for the year	-	-	-	-	-	(461,201)	(461,201)

Balance, May 31, 2006	40,277,500	40,278	2,190,611	40,110	(583)	(1,818,723)	451,693

Issuance of shares for cash pursuant to a private
placement - at $0.15	2,750,300	2,750	409,795	-	-	-	412,545
Issuance of shares for finder's fee of
private placement	123,690	124	21,522	-	-	-	21,646
Finders' fees	-	-	(21,646)	-	-	-	(21,646)
Share issuance costs	-	-	(3,687)	-	-	-	(3,687)
Fair value of share purchase warrants (finders' fees)	-	-	(9,895)	9,895	-	-	-
Revaluation of share purchase warrants	-	-	(1,582)	1,582	-	-	-
Issuance of shares for services rendered	350,000	350	48,650	-	-	-	49,000
Net loss for the year	-	-	-	-	-	(864,485)	(864,485)

Balance, May 31, 2007	43,501,490	43,502	2,633,768	51,587	(583)	(2,683,208)	45,066
Issuance of shares for settlement of accounts
payable - at $0.06	324,685	324	19,156	-	-	-	19,480
Revaluation of share purchase warrants - Note 7	-		-	409,525	-	-	409,525
Net loss for the year	-	-	-	-	-	(516,440)	(516,440)

Balance, May 31, 2008	43,826,175	$43,826	$2,652,924	$461,112	$(583)	$(3,199,648)	$(42,369)

SEE ACCOMPANYING NOTES

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended May 31, 2008 and 2007 and
for the period from July 27, 1994 (date of inception) to May 31, 2008
(Stated in US Dollars)

			Cumulative
			July 27, 1994
			(Date of
	Years ended		inception)
	May 31,		to May 31,
Stated in U.S. dollars	2008	2007	2008
Cash flows from operating activities
Net loss for the period	$(106,915)	$(864,485)	$(2,790,123)
Adjustments to reconcile net loss to net cash
provided by (Used in) operating activities
Stock compensation expenses	-	-	368,641
Depreciation	1,734	2,708	7,605
Permit and engineering studies	-	-	150,000
Shareholder information and investor relations	-	-	20,447
Accounting, audit and legal fees	-	49,000	49,000
Translation adjustment	-	-	(106)
Changes in non-cash working capital items
related to operations
GST receivable	3,721	4,659	(5,407)
Prepaid expenses and other receivable	1,953	(768)	21,542
Exploration advance	5,339	22,342	(8,850)
Accounts payable and accrued liabilities	179,529	195,095	451,985
Net cash provided by (used in) operating activities	85,361	(591,449)	(1,735,266)

Cash flows from investing activities
Advance on investment	-	-	(150,000)
Mineral property deposit	-	124,600	-
Additions to equipment	(564)	(2,633)	(9,346)
Net cash provided by (used in) investing activities	(564)	121,967	(159,346)

Cash flows from financing activities
Net proceeds on issuance of common stock	-	408,858	2,266,858
Amounts contributed by director	-	-	1,881
Net cash provided by financing activities	-	408,858	2,268,739

Net increase (decrease) in cash and cash equivalents	84,797	(60,624)	374,127
Cash and cash equivalents - beginning of period	289,330	349,954	-
Cash and cash equivalents - end of period	$374,127	$289,330	$374,127

Cash and cash equivalents consist of:
Cash	$65,385	$118,034	$65,385
Term deposits	308,742	171,296	308,742
	$374,127	$289,330	$374,127
Supplemental Information :
Cash paid for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash Transactions :
Issuance of shares for commission paid to broker
for private placement	$-	$21,646	$72,396
Issuance of shares for services rendered	$-	$49,000	$91,000
Issuance of shares for settlement of accounts payable	$19,480	$-	$19,480
Issuance of share purchase warrants for finder's fee
paid to broker for private placement	$-	$11,477	$11,477

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2008 and 2007
(Stated in US Dollars)

Note 1	Nature of Operations and Ability to Continue as a Going Concern

Sterling Group Ventures Inc. was incorporated in the State of Nevada on September 13, 2001 and its fiscal year-end is May 31. On January 20, 2004, the Company acquired all of the issued and outstanding shares of Micro Express Ltd. (“Micro”), which was incorporated on July 27, 1994. The business combination was accounted for as a reverse acquisition whereby the purchase method of accounting was used with Micro being the accounting acquirer and the Company being the accounting subsidiary. The cumulative figures are shown on a reverse acquisition basis with respect to the accounting acquirer’s date of inception, July 27, 1994.

Sterling group Ventures Inc. (the “Company”) is in the exploration stage. The Company has entered into joint venture agreements to explore and develop mineral properties located in China and has not yet determined whether these properties contain reserves that are economically recoverable. The recoverability of amounts from these properties will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying properties, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the joint venture agreements and to complete the development of the properties and upon future profitable production or proceeds from the sale thereof.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2008, the Company had not yet achieved profitable operations, has a working capital deficiency of $44,110, has accumulated losses of $3,199,648 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

The consolidated financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2008 and 2007
(Stated in US Dollars) – Page 27

Note 2	Summary of Significant Accounting Policies – (cont’d)

Exploration Stage Company

The Company complies with Financial Accounting Standard Board Statement No. 7 and Securities and Exchange Commission Act Guide 7 for its characterization of the Company as an exploration stage company.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly- owned subsidiaries, Micro Express Holdings Inc., Micro Express Ltd., Huyana Ventures Limited., Makaelo Holdings Inc. and Makaelo Limited. All inter-company transactions and account balances have been eliminated. The Company’s subsidiaries were all incorporated under the laws of the Territory of the British Virgin Islands on the following dates: Micro Express Holdings Inc. was incorporated on February 25, 2004; Micro Express Ltd. was incorporated on July 27, 1994; Huyana Ventures Limited was incorporated on August 18, 2004; Makaelo Holdings Inc. was incorporated on March 21, 2005 and Makaelo Limited was incorporated on February 14, 2005.

Cash and Cash Equivalents

For the purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Mineral Properties

Costs of acquiring mineral properties are capitalized by the project area unless the mineral properties do not have proven reserves. Costs to maintain mineral rights and leases are expensed as incurred. When a property reaches the production state, the related capitalized costs are amortized using the unit of production method on the basis of annual estimates of ore reserves. Management reviews the carrying value of mineral properties at least annually and will recognize impairment in value based upon current exploration results, and any impairment or subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations. Mineral property exploration costs are expensed as incurred. Exploration activities conducted jointly with others are reflected at the Company’s proportionate interest in such activities. As at May 31, 2008, the Company did not have proven or probable ore reserves.

Impairment of Long-lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long- Lived Assets”, the carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2008 and 2007
(Stated in US Dollars) – Page 28

Note 2	Summary of Significant Accounting Policies – (cont’d)

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

Income Taxes

The Company uses the assets and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”. Under the assets and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Financial Instruments

The carrying value of cash and cash equivalent and accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2008 and 2007
(Stated in US Dollars) – Page 29

Note 2	Summary of Significant Accounting Policies – (cont’d)

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of May 31, 2008, the Company had no deposit in a bank beyond insured limits.

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

Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period which approximates the exchange rate in effect at the date of the transaction. Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income account in Stockholder’s Equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in the Statement of Operations.

Stock-based Compensation

On June 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment. Prior to June 1, 2006, the Company accounted for stock-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2008 and 2007
(Stated in US Dollars) – Page 30

Note 2	Summary of Significant Accounting Policies – (cont’d)

Stock-based Compensation – (cont’d)

The Company adopted SFAS No. 123R using the modified-prospective transition method. Under that transition method, compensation cost recognized for the year ended May 31, 2007 and thereafter will include: (a) compensation costs for all share-based payments granted prior to, but not yet vested as of June 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to June 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The financial results for the prior periods have not been restated. The Company will amortize stock compensation cost rateable over the requisite service period. Adoption of SFAS No. 123R has no impact on the financial statements of the Company.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007; unless partially or fully deferred by the FASB. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

On February 15, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 159 might have on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R “Business Combinations” which is effective for fiscal years beginning after December 15, 2008. SFAS No. 141R, which will replace SFAS No. 141, is applicable to business combinations consummated after the effective date of December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 141R might have on its financial position or results of operations.

In December 2007, the FASB also issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB 51”. SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of SFAS No. 160 might have on its financial positions or results of operations.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2008 and 2007
(Stated in US Dollars) – Page 31

Note 2	Summary of Significant Accounting Policies – (cont’d)

New Accounting Pronouncements – (cont’d)

In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS 133. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact that the adoption of SFAS 161 might have on its financial position or results of operations.

Note 3	Exploration Advance - Note 6

Exploration advance is intended to be utilized against expenses in the year ended May 31, 2009.

Note 4	Mineral Properties – Note 10

Summary of mineral properties expenses for the year ended May 31, 2008 and 2007 and for the cumulative period from date of inception (July 27, 1994) to May 31, 2008:

	DXC	Jiajika
	Salt Lake	Spodumene
	Property	Property

Year ended May 31, 2008

Administrative	$706	$-
Consulting fees	60,548	-
Travel	5,456	-
Legal fees	11,566	-
	$78,276	$-

Year ended May 31, 2007

Administrative	$5,200	$-
Consulting fees	134,580	-
Engineering studies	38,063	-
Mining permit	382,920	-
Topography measurement	15,001	-
Legal fees	9,695
Travel	53,262	488
Wages and benefits	35,687	-
	$674,408	$488

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2008 and 2007
(Stated in US Dollars) – Page 32

Note 4	Mineral Properties – Note 10 – (cont’d)

	DXC	Jiajika
	Salt Lake	Spodumene
Summary of mineral properties	Property	Property

From Date of Inception (July 27, 1994) to May 31, 2008

Balance, May 31, 2003	$-	$-
Administrative	-	471
Consulting fees	-	9,263
Travel	-	2,763
Balance, May 31, 2004	-	12,497
Administrative	-	6,598
Consulting fees	-	33,799
Feasibility study	-	157,769
Permit costs	-	150,000
Travel	-	15,085
Balance, May 31, 2005	-	375,748
Administrative	5,560	2,100
Consulting fees	46,629	12,062
Engineering studies	26,933	-
Feasibility study	29,080	-
Geophysical study	31,114	-
Legal fees	623	-
Topography measurement	32,266	-
Travel	30,953	8,009
Wages and benefits	33,601	-
Cost recovery	-	(309,058)
Balance, May 31, 2006	236,759	88,861
Administrative	5,200	-
Consulting fees	134,580	-
Engineering studies	38,063	-
Mining permit	382,920	-
Topography measurement	15,001	-
Legal fees	9,695	-
Travel	53,262	488
Wages and benefits	35,687	-
Balance, May 31, 2007	911,167	89,349
Administrative	706	-
Consulting fees	60,548	-
Travel	5,456	-
Legal fees	11,566	-
Balance, May 31, 2008	$989,443	$89,349

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2008 and 2007
(Stated in US Dollars) – Page 33

Note 4	Mineral Properties – Note 10 – (cont’d)

	a)	Dangxiongcuo Salt Lake Project

On September 16, 2005, the Company, through its wholly owned subsidiary, Micro Express Holdings Inc. (“Micro”), signed an agreement (the “Agreement”) for the development of Dangxiongcuo salt lake property (“DXC Salt Lake”) in Nima county of Naqu district in Tibet, China. The Agreement follows a Letter of Intent signed between the parties on July 11, 2005.

Pursuant to the Agreement, the parties agreed to set up a Cooperative Company, (the “Cooperative”) to develop the DXC Salt Lake. The objective of the Cooperative was to use the funds provided by the Company and the skills and technology provided by the other party to produce lithium carbonate and borate from brine. The Company, through Micro, was to own 65% of the Cooperative. It was anticipated that the total investment in the Cooperative would be approximately RMB240,000,000 (approximately $34,608,000). The Cooperative Company was never set up. On July 3, 2007, Micro received a letter from the other party to the Agreement stating that the agreement between Micro and the other party should be deemed terminated as a result of lack of progress in the approval for the establishment of the joint venture company and is considering a lawsuit against the Company and Micro. Micro has responded that the other party’s claim has no legal grounds as the lack of progress is not caused by Micro (Note 10).

As of May 31, 2008, the Company has incurred a total of $989,443 in mineral property costs.

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

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2008 and 2007
(Stated in US Dollars) – Page 34

Note 4	Mineral Properties – Note 10 – (cont’d)

	b)	Jiajika Spodumene Property – (cont’d)

During the year ended May 31, 2008, the Company received RMB1,100,000 ($147,154) from the Chinese partner. This amount was reported as recovery of doubtful collection in the consolidated statements of operation.

As at May 31, 2008, the Company had incurred $398,407 in the Jiajika Spodumene Property before the cumulative cost recovery of RMB1,900,000 ($249,885) up to May 31, 2008.

Note 5	Equipment

		2008
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$9,346	$7,605	$1,741

		2007
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$8,782	$5,871	$2,911

The equipment is located in Canada and China.

Note 6	Related Party Transactions

The Company was charged consulting fees during the year ended May 31, 2008 totalling $117,284 (2007: $115,721) by companies controlled by two directors of the Company.

The Company was charged rental fees included in General and Administrative during the year ended May 31, 2008 totalling $22,656 (2007: $13,869) by a company controlled by a director of the Company.

The Company was charged mineral property costs - consulting during the year ended May 31, 2008 totalling $6,561 (2007: $18,657) by the Vice President of Micro.

The Company was charged mineral property costs - consulting during the year ended May 31, 2008 in the amount of $50,051 (2007: $45,008) by a company controlled by a director of the Company.

Cash and cash equivalents at May 31, 2008 include $225,700 (2007: $66,136) held in trust by a director of the Company.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2008 and 2007
(Stated in US Dollars) – Page 35

Note 6	Related Party Transactions – (cont’d)

Included in exploration advance is $8,850 (2007: $14,189) advanced to the Vice-President of Micro. This is intended to be utilized against expenses in the year ended May 31, 2009.

Included in accounts payable is $414,235 (2007: $219,501) which was due to the companies controlled by the directors of the Company for their services provided.

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

During the year ended May 31, 2008, the Company issued 324,685 common shares at $0.06 per share to settle accounts payable of $19,480.

	b)	Stock Options

On February 3, 2004, the Board of Directors of the Company approved the 2004 Stock Option Plan which allows the Company to grant up to 3,636,000 stock options as an incentive to directors, officers, employees and consultants.

During the year ended May 31, 2008 and 2007, no stock options were granted, exercised or cancelled.

As at May 31, 2008, there were a total of 3,636,000 stock options outstanding and exercisable held by directors and officers of the Company exercisable at $0.50 per share, expiring on February 3, 2009.

	c)	Share Purchase Warrants

During the year ended May 31, 2008, no warrants were exercised or cancelled.

As at May 31, 2008, the Company has a total of 3,817,500 and 2,873,990 Series “A” and “C” share purchase warrants outstanding, respectively.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2008 and 2007
(Stated in US Dollars) – Page 36

Note 7	Capital Stock – (cont’d)

Commitments: – (cont’d)

	c)	Share Purchase Warrants – (cont’d)

Each Series “A” warrant entitles the holder thereof the right to purchase one common share at $0.50 per share expiring on the earlier of:

		i)	February 16, 2008; and

		ii)	The 90th day after the day on which the weighted average trading price of the Company’s shares exceed $0.85 per share for 30 consecutive trading days.

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

On February 7, 2008, the Company extended the expiry date of the 3,817,500 Series “A” Share Purchase Warrants from February 16, 2008 to February 16, 2009. The exercise price of the warrants remains unchanged at $0.50 per share. The additional fair value of the 3,817,500 extended life Series “A” Share Purchase Warrants was estimated at $252,989, by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 218.52%, risk-free interest rates of 2.08%, and expected lives of 1 year.

On February 7, 2008, the Company extended the expiry date of the 2,873,990 Series “C” Share Purchase Warrants from February 29, 2008 to February 27, 2009. The exercise price of the warrants remains unchanged at $0.18 per share. The additional fair value of the 2,873,990 extended life Series “C” Share Purchase Warrants was estimated at $156,536, by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 222.08%, risk-free interest rates of 2.08%, and expected lives of 1 year.

The additional fair value totalling $409,525 has been recorded as stock-based compensation in the consolidated statement of operations.

Note 8	Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies through amounts held in China in RMB:

	-	cash $225,700 (2007 - $66,121); and
	-	cost recovery receivable $59,173 (2007 - $206,327).

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2008 and 2007
(Stated in US Dollars) – Page 37

Note 9	Deferred Tax Assets

The Company's income tax expense for the years ended May 31, 2008 and 2007 differed from the United States statutory rates:

	2008	2007

Effective tax rate	35%	35%

Statutory rate applied to loss before income taxes	$(44,000)	$(347,000)
Increase in income taxes resulting from:
Non-deductible expenses	1,000	2,000
Change in valuation allowance	43,000	345,000

Income tax expense	$-	$-

The significant components of the Company’s deferred tax assets are as follows:

	2008	2007

Future income tax assets (liabilities)
Share issuance cost	$10,000	$16,000
Equipment	3,000	3,000
Mineral properties and related deferred exploration	509,000	482,000
Non-capital losses valuation allowance	313,000	292,000

	835,000	793,000
Less: valuation allowance	(835,000)	(793,000)

	$-	$-

At May 31, 2008, the Company has incurred accumulated net operating losses totalling approximately $885,142 which are available to reduce taxable income in future taxation years.

These losses expire as follows:

Year of Expiry	Amount

2015	$363,000
2026	215,000
2027	223,000
2028	54,000

$855,000

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2008 and 2007
(Stated in US Dollars) – Page 38

Note 9	Deferred Tax Assets – (cont’d)

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

As at May 31, 2008, the Company is in arrears on filing its statutory income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates. In addition, the Company could be subject to penalties for these unfiled tax returns.

Note 10	Subsequent Events

On July 8, 2008, the Company signed an agreement (the "Agreement") with shareholders of Monte Sea Holdings Ltd. ("Monte Sea Shareholders") and a third party to restructure the transactions contemplated under the September 16, 2005 agreement (Note 4). The parties wish to jointly develop the DXC Salt Lake property and lithium resources in Tibet including an exploration license, and elsewhere (the “Property”), by way of a cooperative joint venture.

Pursuant to the Agreement, the parties wish to establish a Sino-foreign cooperative joint venture company ("CJV") for the purpose of applying for and holding required approvals, permits and licenses with respect to the development of the Property.

The Parties agree that an operating company ("Opco") will be established in Tibet prior to the establishment of the CJV for the purpose of applying for and holding required approvals, permits and licenses with respect to the development of the Property. The Opco shall hold all such approvals, permits and licenses in trust for the CJV.

Under the Agreement, the CJV will be established within 90 days, subject to required regulatory approval and based on a joint venture agreement by way of acquisition of interest in the Opco by Monte Sea Holdings Ltd. (“Monte Sea”), or by way of incorporation under the Chinese laws. Monte Sea shall hold up to 65% but no less than 51% of shares in the CJV. CJV shall own and hold all the Property.

If for any Chinese regulatory or policy reasons, Monte Sea is not permitted to have more than fifty- one percent (51%) interest in the CJV, then the CJV agreement will be revised such that:

(a) Mont Sea shall have a forty-nine percent (49%) interest in the CJV;

(b) Mont Sea shall be entitled to receive returns on its investment in the CJV on a priority and accelerated basis until its investment in the CJV and the Property is fully recovered; and

(c) Mont Sea shall be permitted to manage the daily operation of the CJV pursuant to a management agreement to be entered into on terms and conditions satisfactory to the Company.

Upon the Agreement being effective and termination of the agreement, the Company will be repaid RMB 6,000,000 (approximately $865,000).

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2008 and 2007
(Stated in US Dollars) – Page 39

Note 10	Subsequent Events – (cont’d)

Upon signing of this Agreement and subject to applicable regulatory approval, Monte Sea Shareholders shall subscribe for 5,000,000 units (the "Units") to be issued by the Company at $0.15 per Unit. Each Unit shall consist of one common share in the stock of the Company, and one warrant which shall entitle the Monte Sea shareholders to purchase one common share in the stock of the Company at $0.16 per share within two years from the date of the issuance of the Units.

Subject to applicable regulatory approval, the Company shall cause 200,000,000 shares to be issued to the Monte Sea Shareholders within ten working days from the date transfer of the exploration license to the CJV is approved by the Chinese regulators, in exchange for all the shares then issued and outstanding in the stock of Monte Sea and held by Monte Sea Shareholders (the "Share Exchange"). The Share Exchange may be conducted and completed at an earlier date so long as the Company and Monte Sea Shareholders may agree in writing. This transaction would be accounted for as a reverse acquisition.

Subject to applicable regulatory approval, the Company shall cause 87,910,000 shares in the capital of the Company to be issued to the Monte Sea Shareholders at no additional cost, upon receipt by the CJV of a mining license and such other permits or approvals for the Property, permitting the full exploitation and development of the Property.

The Company shall, when and as required by the CJV, arrange and complete financing for the operation of the CJV.

The application to establish a joint venture has not yet been approved by the regulators in Tibet, China.

Item 8. Changes In & Disagreements With Accountants on Accounting & Financial Disclosure

On January 21, 2008, Amisano Hanson, Chartered Accountant ("Amisano Hanson") resigned as principle independent accountants for Sterling Group Ventures, Inc. (the "Company"). Amisano Hanson entered into an agreement with BDO Dunwoody LLP ("BDO Dunwoody"), pursuant to which Amisano Hanson merged its operations into BDO Dunwoody and certain of the professional staff and partners joined BDO Dunwoody either as employees or partners of BDO Dunwoody and will continue to practice as members of BDO Dunwoody. Concurrent with the resignation of Amisano Hanson, the Company engaged BDO Dunwoody, as its principle independent accountant effective January 21, 2008 and until it chooses to resign or the Company chooses to dismiss it. The engagement of BDO Dunwoody has been approved by the Company's board of directors.

The report of Amisano Hanson on the Company's consolidated financial statements for each of the past two fiscal years ended May 31, 2007 and 2006 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except that such report on our financial statements contained an explanatory paragraph in respect to uncertainty as to the Company's ability to continue as a going concern.

In connection with the audits of the two most recent fiscal years ended May 31, 2007 and 2006 and through the subsequent interim period ending January 21, 2008, there were no disagreements with Amisano Hanson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of the Amisano Hanson would have caused them to make reference thereto in its reports on the financial statements for such years.

The Company has provided Amisano Hanson with a copy of the foregoing disclosures and has requested in writing that Amisano Hanson furnish the Company with a letter addressed to the Securities and Exchange Commission (“SEC”) stating whether or not they agree with such disclosures. A copy of such letter has been filed as an exhibit to the 8-K report on March 25, 2008 in accordance with Item 601 of Regulation S-K.

Prior to engaging BDO Dunwoody, the Company did not consult BDO Dunwoody on the application of accounting principles to a specific completed or contemplated transaction, or on the type of audit opinion that might be rendered on the Company's financial statements, and neither written nor oral advice has been provided by BDO Dunwoody that was an important factor considered by the Company in reaching any decision as to accounting, auditing or financial reporting issues.

Item 8A. Controls and Procedures (Item 8A(T)).

a. Evaluation of Disclosure Controls and Procedures:

The management of the Company has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period of the report, May 31, 2008 and has concluded that the disclosure controls, internal controls and procedures was effective based upon their evaluation as of the evaluation date.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) or 240.15d -15(e) of the Securities Exchange Act of 1934, as amended, as of May 31, 2008. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective. There has been no change in the internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of ss.240.13a -15 or ss.240.15d -15 of the Exchange Act that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company’s management, including its chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief financial officers and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of their inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, the management concluded that the Company’s internal control over financial reporting was effective as of May 31, 2008.

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected / Appointed
Richard Shao	President, Director	45	January 21, 2004
Raoul Tsakok	Chairman	58	January 21, 2004
Gerald Runolfson	Director	68	April 5, 2004
Robert Smiley	Director	64	June 6, 2007

Business Experience

The following sets forth the business experience of each of the Registrant's directors and executive officers:

Raoul N. Tsakok, Chairman

Mr. Tsakok has worked in the Investment Management business for over 30 years. He has been Chairman of Sagit Investment Management Ltd. since 1987. He has been Chairman and director of Richco Investors Inc. and Constitution Insurance Company of Canada. He holds an MBA degree and is a Chartered Financial Analyst (CFA).

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

Item 10. Executive Compensation.

(a) Officers' Compensation.

Compensation paid by the Company for all services provided up to the fiscal year ended May 31, 2008 to each of the executive officers and to all officers as a group is set forth below.

SUMMARY COMPENSATION TABLE OF EXECUTIVES

		Cash Compensation			Security Grants
Name and	Year	Salary	Bonus	Annual	Restricted	Securities	Long Term	LTIP	All Other
Principal		( $)		Compensation	Stock	Underlying	Compensation	Payments	Compensation
Position				/ Other	Awards	Options /	/ Options
				( $)		SARs (#)
						(SHARES)
Richard Shao	2006	0	0	61,852	0	0	0	0	0
President	2007	0	0	64,298	0	0	0	0	0
	2008	0	0	71,501	0	0	0	0	0
Raoul Tsakok	2006	0	0	84,000	0	0	0	0	0
Chairman	2007	0	0	75,000	0	0	0	0	0
	2008	0	0	72,000	0	0	0	0	0
Kathy Wang	2006	0	0	20,617	0	0	0	0	0
Secretary	2007	0	0	21,432	0	0	0	0	0
	2008	0	0	23,834	0	0	0	0	0
Officers as A	2006	0	0	166,469	0	0	0	0	0
Group	2007	0	0	160,730	0	0	0	0	0
	2008	0	0	167,335	0	0	0	0	0

(b) Directors' Compensation

Directors who are also officers receive no cash compensation for services as a director. However, the directors will be reimbursed for out-of-pocket expenses incurred in connection with attendance at board and committee meetings. The Company has granted options to directors under its 2004 Incentive Stock Option Plan subsequently adopted.

SUMMARY COMPENSATION TABLE OF DIRECTORS
(For fiscal year ended May 31, 2008)

		Cash Compensation			Security Grants
Name and Principal Position	Year	Annual Retainer Fees ($)	Meeting Fees ($)	Consulting Fees/ Other Fees ( $)	Number of Shares (#)	Securities Underlying Options / SARs (#) (SHARES)	LTIP Payments	All Other Compensation
Raoul Tsakok Director	2006	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0
Richard Shao Director	2006	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0
Patrick Chan Director (Resigned on June 4, 2007)	2006	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0
Gerald Runolfson Director	2006	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0
Robert G. Smiley Director	2008	0	0	0	0	0	0	0
Directors as a Group	2006	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0

During the year ended May 31, 2004, we granted 2,100,000 stock options to our directors or officers. The options were granted at an exercise price of $0.50 per share with an expiry date of February 3, 2009. During the year ended May 31, 2008, no stock options were granted to our directors or officers.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of August 28, 2008, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated. As of August 28, 2008, there were 43,826,175 common shares issued and outstanding.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class(2)
Common stock	Raoul Tsakok	15,800,000 (3) (4)	35.4%
Common stock	Richard Shao	4,800,000 (5)	10.8%
Common stock	Gerald Runolfson	1,800,000 (6) (7)	4.0%
Common stock	Robert Smiley	0	0
	TOTAL	22,400,000	50.2%

(1)	The address of each beneficial owner is 900 – 789 West Pender Street, Vancouver, BC V6C 1H2 Canada
(2)

Based on 43,826,175 shares outstanding as of August 28, 2008 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

(3)	15,000,000 common shares held through Cobilco Inc.
(4)	Raoul Tsakok has 800,000 options to purchase shares at $0.50 per share.
(5)	Includes 800,000 options to purchase shares at $0.50 per share.
(6)	Includes 600,000 common shares and 300,000 “A” warrants, 300,000 “B” warrants and 300,000 “C” warrants held through Elkon Products Inc.
(7)	Gerald Runolfson has 300,000 options to purchase share at $0.50 per share.

Changes in Control

Pursuant to the agreement signed on July 8, 2008 with Zhongchuan, the Company will cause 287,910,000 shares in the capital of the Company to be issued to Monte Sea Shareholders for the DXC Salt Lake project. This share issuance will result in a change of control of the Company.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

BDO Dunwoody (“BDO”) provided audit services to the Company in connection with its annual report for the fiscal year ended May 31, 2008 and Amisano Hanson ("AH") provided audit services to the Company in connection with its annual report for the fiscal year ended May 31, 2007. The aggregate fees owned to BDO for the May 31, 2008 year ended audit of the Company’s annual financial statements was $20,000 and the aggregate fees billed by BDO for the fiscal year 2008 quarterly reviews of the Company was $5,326. The aggregate fees billed by AH for the fiscal year 2008 quarterly reviews of the Company was $9,962. The aggregate fees billed by AH for the May 31, 2007 year ended audit of the Company's annual financial statements was $19,398 and the aggregate fees billed by AH for the fiscal year 2007 quarterly reviews of the Company was $13,070.

Audit Related Fees

$2,535 was billed by BDO to the Company for amendments to May 31, 2007 audited financial statements according to SEC letter.

No fees were billed by AH to the Company for professional services that are reasonably related to the audit or review of the Company's financial statements that are not disclosed in "Audit Fees" above.

Tax Fees

No fees were billed by AH & BDO to the Company in 2008 for professional services rendered in connection with the preparation of the Company's tax returns for the period. No fees were billed by AH to the Company in 2007 for professional services rendered in connection with the preparation of the Company's tax returns for the year ended May 31, 2007.

All Other Fees

No fees were billed by AH & BDO to the Company for other professional services rendered or any other services not disclosed above during the period from June 1, 2007 to May 31, 2008 and no fees were billed by AH to the Company for other professional services rendered or any other services not disclosed above during the period from June 1, 2007 to May 31, 2008.

Audit Committee Pre-Approval

The Audit Committee has the sole authority to appoint, terminate and replace our independent auditor and to approve the scope, fees and terms of all audit engagements, as well as all permissible non-audit engagements of our independent auditor.

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
Date: August 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard Shao
Richard Shao, President and Chief Financial Officer

By:	/s/ Raoul Tsakok
Raoul Tsakok, Chairman and Chief Executive Officer
Date: August 28, 2008