Form 10KSB/A
period 2008-05-31
STERLING GROUP VENTURES INC
filed 2008-09-04
CIK 1175416

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

No commitments to provide additional funds have been made by management or other stockholders except as set forth above. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover operation expenses except as set forth in the agreement dated July 8, 2008 where under, Zhongchuan and Monte Sea Shareholders will provide RMB 100,000,000 (US$14,584,000) to put the DXC property into production. If the above agreement with Zhongchuan is not implemented, this raises substantial doubt that the Company will be able to continue as a going concern unless additional capital is raised.

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
Date: September 4, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard Shao
Richard Shao, President and Chief Financial Officer

By:	/s/ Raoul Tsakok
Raoul Tsakok, Chairman and Chief Executive Officer
Date: September 4, 2008