Form 10-Q
period 2008-08-31
STERLING GROUP VENTURES INC
filed 2008-10-15
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended August 31, 2008.

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from _________ to _______ .

Commission file number: 000-51775

STERLING GROUP VENTURES, INC.
(Exact name of registrant as specified in its charter)

Nevada	72-1535634
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite 900 - 789 West Pender Street, Vancouver, B.C. V6C 1H2
(Address of principal executive offices) (Zip Code)

(604) 893-8891
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changes since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]
Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 10, 2008.

Title of each class	Number of shares
Common Stock, par value $0.001 per share	43,826,175

STERLING GROUP VENTURES, INC.
FORM 10-Q
INDEX

		Page

PART I - FINANCIAL INFORMATION		3

Item 1.	Financial Statements (unaudited)	3

	Interim Consolidated Balance Sheets of Sterling Group Ventures, Inc. at August 31, 2008 and May 31, 2008	3

	Interim Consolidated Statements of Operations for the three months ended August 31, 2008 and August 31, 2007 and for the Period from July 27, 1994 (Date of Inception) to August 31, 2008	4

	Interim Consolidated Statements of Cash Flows for the three months ended August 31, 2008 and August 31, 2007 and for the Period from. July 27, 1994 (Date of Inception) to August 31, 2008	5

	Interim Consolidated Statements of Stockholders' Equity for the period from July 27, 1994 (Date of Inception) to August 31, 2008	6

	Notes to the Interim Consolidated Financial Statements	7-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls And Procedures	16

Item 4T.	Controls And Procedures	16

PART II - OTHER INFORMATION		16

Item 1.	Legal Proceedings	16

Item 1A	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		19

Index to Exhibits		20

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
August 31, 2008 and May 31, 2008

	August 31,	May 31,
Stated in U.S. dollars	2008	2008
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents- Note 5	$347,712	$374,127
GST receivable	7,525	5,407
Prepaid expenses and other receivable	-	11
Exploration advance - Notes 2 and 5	8,992	8,850
Total current assets	364,229	388,395

Equipment - Note 4	1,414	1,741

Total Assets	$365,643	$390,136

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and other accrued liabilities - Note 5	$484,674	$432,505

Stockholders' Equity
Common Stock : $0.001 Par Value
Authorized : 500,000,000
Issued and Outstanding : 43,826,175 (May 31, 2008: 43,826,175)	43,826	43,826
Additional Paid In Capital	2,652,924	2,652,924
Warrants	461,112	461,112
Accumulated Other Comprehensive Loss	(583)	(583)
Deficit accumulated during the exploration stage	(3,276,310)	(3,199,648)
Total Stockholders' Deficiency	(119,031)	(42,369)

Total Liabilities and Stockholders' Deficiency	$365,643	$390,136

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended August 31, 2008 and 2007 and
for the period from July 27, 1994 (date of inception) to August 31, 2008
(Unaudited)

			July 27, 1994
			(Date of
	Three months ended		inception)
	August 31,		to August 31,
Stated in U.S. dollars	2008	2007	2008

Expenses
Accounting, audit and legal fees	$25,582	$10,225	$342,013
Bank charges	62	80	1,580
Consulting fees - Note 5	28,991	29,029	593,830
Depreciation	327	398	7,932
Filing fees and transfer agent	454	354	34,973
Foreign exchange gain	(12,476)	(494)	(35,788)
General and administrative - Note 5	6,119	7,744	85,221
Mineral property costs - Notes 3, 5 and 8	29,596	18,789	1,241,266
Printing and mailing	-	-	16,883
Shareholder information and investor relations	1,530	-	61,230
Stock-based compensation	-	-	778,166
Travel and entertainment	-	1,502	121,398
Recovery of doubtful collection (Note 3(b))	-	(65,595)	(187,535)
Allowance for doubtful collection	-	-	246,708

	(80,185)	(2,032)	(3,307,877)

Other item
Interest income	3,523	1,814	31,567

Net loss for the period	$(76,662)	$(218)	$(3,276,310)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	43,826,175	43,501,490

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended August 31, 2008 and 2007 and
for the period from July 27, 1994 (date of inception) to August 31, 2008
(Unaudited)

			July 27, 1994
			(Date of
	Three months ended		inception)
	August 31,		to August 31,
Stated in U.S. dollars	2008	2007	2008
Cash flows from operating activities
Net loss for the period	$(76,662)	$(218)	$(3,276,310)
Adjustments to reconcile net loss to net cash
provided by (Used in) operating activities
Stock compensation expenses	-	-	778,166
Depreciation	327	398	7,932
Permit and engineering studies	-	-	150,000
Shareholder information and investor relations	-	-	20,447
Accounting, audit and legal fees	-	-	49,000
Translation adjustment	-	-	(106)
Changes in non-cash working capital items
related to operations
GST receivable	(2,118)	6,806	(7,525)
Prepaid expenses and other receivable	11	1,636	21,553
Exploration advance	(142)	(192)	(8,992)
Accounts payable and accrued liabilities	52,169	39,576	504,154
Net cash provided by (used in) operating activities	(26,415)	48,006	(1,761,681)

Cash flows from investing activities
Advance on investment	-	-	(150,000)
Mineral property deposit	-	-	-
Additions to equipment	-	-	(9,346)
Net cash flows used in investing activities	-	-	(159,346)

Cash flows from financing activities
Net proceeds on issuance of common stock	-	-	2,266,858
Amounts contributed by director	-	-	1,881
Net cash flows provided by financing activities	-	-	2,268,739

Net increase (decrease) in cash and cash equivalents	(26,415)	48,006	347,712
Cash and cash equivalents - beginning of period	374,127	289,330	-
Cash and cash equivalents - end of period	$347,712	$337,336	$347,712

Cash and cash equivalents consist of:
Cash	$347,712	$117,726	$347,712
Term deposits	-	219,610	-
	$347,712	$337,336	$347,712
Supplemental Information :
Cash paid for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash Transactions :
Issuance of shares for commission paid to broker for
private placement	$-	$-	$72,396
Issuance of shares for services rendered	$-	$-	$91,000
Issuance of shares for settlement of accounts payable	$-	$-	$19,480
Issuance of share purchase warrants for finder's fee
paid to broker for private placement	$-	$-	$11,477

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
For the period from July 27, 1994 (date of inception) to August 31, 2008
(Unaudited)

						Deficit
					Accumulated	Accumulated
		Stock	Additional		Other	During The
	Common	Amount At	Paid In		Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Warrants	Loss	Stage	Total

Balance, July 27, 1994 (Date of inception)	-	$-	$-	$-	$-	$-	$-
Common stock	1	1	-	-	-	-	1
Amount contributed by director	-	-	1,881	-	-	-	1,881
Net loss for the periods	-	-	-	-	-	(7,902)	(7,902)

Balance, May 31, 2001	1	1	1,881	-	-	(7,902)	(6,020)
Net loss of the year	-	-	-	-	-	(1,860)	(1,860)

Balance, May 31, 2002	1	1	1,881	-	-	(9,762)	(7,880)
Net loss of the year	-	-	-	-	-	(1,360)	(1,360)

Balance, May 31, 2003	1	1	1,881	-	-	(11,122)	(9,240)
Reverse acquisition	(1)	(1)	(1,881)	-	-	-	(1,882)
Issuance of common shares for reverse acquisition	25,000,000	25,000	(23,119)	-	-	-	1,881
Outstanding common shares of Company prior to
acquisition	11,360,000	11,360	(10,883)	-	(583)	-	(106)
Issuance of shares for cash pursuant to a private
placement - at $0.50	1,766,000	1,766	881,234	-	-	-	883,000
Stock-based compensation	-	-	368,641	-	-	-	368,641
Net loss of the year	-	-	-	-	-	(527,446)	(527,446)

Balance, May 31, 2004	38,126,000	38,126	1,215,873	-	(583)	(538,568)	714,848
Issuance of shares for cash pursuant to a private
placement - at $0.50	1,950,000	1,950	973,050	-	-	-	975,000
Issuance of shares for finder's fee of
private placement	101,500	102	50,648	-	-	-	50,750
Finders' fees	-	-	(50,750)				(50,750)
Fair value of share purchase warrants (finders' fees)	-	-	(40,110)	40,110	-	-	-
Issuance of shares for services rendered	100,000	100	41,900	-	-	-	42,000
Net loss of the year	-	-	-	-	-	(818,954)	(818,954)

Balance, May 31, 2005	40,277,500	40,278	2,190,611	40,110	(583)	(1,357,522)	912,894

Net loss for the year ended May 31, 2006	-	-	-	-	-	(461,201)	(461,201)

Balance, May 31, 2006	40,277,500	40,278	2,190,611	40,110	(583)	(1,818,723)	451,693

Issuance of shares for cash pursuant to a private
placement - at $0.15	2,750,300	2,750	409,795	-	-	-	412,545
Issuance of shares for finder's fee of
private placement	123,690	124	21,522	-	-	-	21,646
Finders' fees	-	-	(21,646)				(21,646)
Share issuance costs	-	-	(3,687)	-	-	-	(3,687)
Fair value of share purchase warrants (finders' fees)	-	-	(9,895)	9,895	-	-	-
Revaluation of share purchase warrants	-	-	(1,582)	1,582	-	-	-
Issuance of shares for services rendered	350,000	350	48,650	-	-	-	49,000
Net loss for the year ended May 31, 2007	-	-	-	-	-	(864,485)	(864,485)

Balance, May 31, 2007	43,501,490	43,502	2,633,768	51,587	(583)	(2,683,208)	45,066

Issuance of shares for services rendered at $0.06	324,685	324	19,156	-	-	-	19,480
Revaluation of share purchase warrants		-	-	409,525	-	-	409,525
Net loss for the year ended May 31, 2008	-	-	-	-	-	(516,440)	(516,440)

Balance, May 31, 2008	43,826,175	43,826	2,652,924	461,112	(583)	(3,199,648)	(42,369)

Net loss for the three months ended August 31, 2008	-	-	-	-	-	(76,662)	(76,662)

Balance, August 31, 2008	43,826,175	$43,826	$2,652,924	$461,112	$(583)	$(3,276,310)	$(119,031)

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting and Ability to Continue as a Going Concern

While the information presented in the accompanying interim three-month consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, result of operations and cash flows for the interim periods presented. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements be read in conjunction with the Company’s May 31, 2008 annual consolidated financial statements.

Operating results for the three-month period ended August 31, 2008 are not necessarily indicative of the results that can be expected for the year ending May 31, 2009.

The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At August 31, 2008, the Company had working capital deficiency of $120,445, has not yet achieved profitable operations, has accumulated losses of $3,276,310 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Micro Express Holdings Inc., Micro Express Ltd., Huyana Ventures Limited., Makaelo Holdings Inc. and Makaelo Limited. All inter-company transactions and account balances have been eliminated.

Note 2	Exploration Advance - Note 5

Exploration advance is intended to be utilized against expenses in the year ended May 31, 2009.

Note 3	Mineral Properties – Note 8

Summary of mineral properties expenses for the three months ended August 31, 2008 and 2007 and for the cumulative period from date of inception (July 27, 1994) to August 31, 2008:

	DXC	Jiajika
	Salt Lake	Spodumene
	Property	Property

Three months ended August 31, 2008

Administrative	$116	$-
Consulting fees	14,662	-
Travel	7,809	-
Legal fees	7,009	-
	$29,596	$-

Three months ended August 31, 2007

Administrative	$398	$-
Consulting fees	14,461	-
Legal fees	3,930	-
	$18,789	$-

Note 3	Mineral Properties – Note 8 – (cont’d)

	DXC	Jiajika
	Salt Lake	Spodumene
Summary of mineral properties	Property	Property

From Date of Inception (July 27, 1994) to August 31, 2008

Balance, May 31, 2003	$-	$-
Administrative	-	471
Consulting fees	-	9,263
Travel	-	2,763
Balance, May 31, 2004	-	12,497
Administrative	-	6,598
Consulting fees	-	33,799
Feasibility study	-	157,769
Permit costs	-	150,000
Travel	-	15,085
Balance, May 31, 2005	-	375,748
Administrative	5,560	2,100
Consulting fees	46,629	12,062
Engineering studies	26,933	-
Feasibility study	29,080	-
Geophysical study	31,114	-
Legal fees	623	-
Topography measurement	32,266	-
Travel	30,953	8,009
Wages and benefits	33,601	-
Cost recovery	-	(309,058)
Balance, May 31, 2006	236,759	88,861
Administrative	5,200	-
Consulting fees	134,580	-
Engineering studies	38,063	-
Mining permit	382,920	-
Topography measurement	15,001	-
Legal fees	9,695	-
Travel	53,262	488
Wages and benefits	35,687	-
Balance, May 31, 2007	911,167	89,349
Administrative	706	-
Consulting fees	60,548	-
Travel	5,456	-
Legal fees	11,566	-
Balance, May 31, 2008	989,443	89,349
Administrative	116	-
Consulting fees	14,662	-
Travel	7,809	-
Legal fees	7,009	-
Balance, August 31, 2008	$1,019,039	$89,349

Note 3	Mineral Properties – Note 8 – (cont’d)

a)	Dangxiongcuo Salt Lake Project

On September 16, 2005, the Company, through its wholly owned subsidiary, Micro Express Holdings Inc. (“Micro”), signed an agreement (the “Agreement”) for the development of Dangxiongcuo salt lake property (“DXC Salt Lake”) in Nima county of Naqu district in Tibet, China. The Agreement follows a Letter of Intent signed between the parties on July 11, 2005.

Pursuant to the Agreement, the parties agreed to set up a Cooperative Company, (the “Cooperative”) to develop the DXC Salt Lake. The objective of the Cooperative was to use the funds provided by the Company and the skills and technology provided by the other party to produce lithium carbonate and borate from brine. The Company, through Micro, was to own 65% of the Cooperative. It was anticipated that the total investment in the Cooperative would be approximately RMB240,000,000 (approximately $34,608,000). The Cooperative Company was never set up. On July 3, 2007, Micro received a letter from the other party to the Agreement stating that the agreement between Micro and the other party should be deemed terminated as a result of lack of progress in the approval for the establishment of the joint venture company and is considering a lawsuit against the Company and Micro. Micro has responded that the other party’s claim has no legal grounds as the lack of progress is not caused by Micro. There has been no legal action to date and none is expected. By letter dated August 25, 2008, Mianping has confirmed that the agreement dated Sept. 16, 2005 was terminated effective July 8, 2008. This agreement was replaced by the agreement with Zhongchuan International Mining Holdings Co. Ltd. dated July 8, 2008 (Note 8).

As of August 31, 2008, the Company has incurred a total of $1,019,039 in mineral property costs.

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

During the three months ended August 31, 2008, the Company received $Nil from the Chinese partner.

As at August 31, 2008 and May 31, 2008, the Company had incurred a total of $398,407 in the Jiajika Spodumene Property before the cumulative cost recovery of RMB1,900,000 ($249,885) up to August 31, 2008.

Note 4	Equipment

		August 31, 2008
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$9,346	$7,932	$1,414

		May 31, 2008
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$9,346	$7,605	$1,741

The equipment is located in Canada and China.

Note 5	Related Party Transactions

The Company was charged consulting fees during the three months ended August 31, 2008 totalling $28,728 (2007: $28,791) by companies controlled by two directors of the Company.

The Company was charged rental fees included in General and Administrative during the three months ended August 31, 2008 totalling $5,284 (2007: $6,773) by a company controlled by a director of the Company.

The Company was charged mineral property costs - consulting during the three months ended August 31, 2008 totalling $1,753 (2007: $1,584) by the Vice President of Micro.

The Company was charged mineral property costs - consulting during the three months ended August 31, 2008 in the amount of $11,858 (2007: $11,927) by a company controlled by a director of the Company.

Cash and cash equivalents at August 31, 2008 include $9,154 (May 31, 2008: $225,700) held in trust by a director of the Company.

Included in exploration advance is $8,992 (May 31, 2008: $8,850) advanced to the Vice-President of Micro. This is intended to be utilized against expenses in the year ended May 31, 2009.

Included in accounts payable is $443,883 (May 31, 2008: $414,235) which was due to the companies controlled by the directors of the Company for their services provided.

Note 6	Capital Stock

a)	Capital Stock

During the year ended May 31, 2008, the Company issued 324,685 common shares at $0.06 per share to settle accounts payable of $19,480.

b)	Stock Options

On February 3, 2004, the Board of Directors of the Company approved the 2004 Stock Option Plan which allows the Company to grant up to 3,636,000 stock options as an incentive to directors, officers, employees and consultants.

During the three months ended August 31, 2008 and year ended May 31, 2008, no stock options were granted, exercised or cancelled.

As at August 31, 2008, there were a total of 3,636,000 stock options outstanding and exercisable held by directors and officers of the Company exercisable at $0.50 per share, expiring on February 3, 2009.

c)	Share Purchase Warrants

During the three months ended August 31, 2008, no warrants were exercised or cancelled.

As at August 31, 2008, the Company has a total of 3,817,500 and 2,873,990 Series “A” and “C” share purchase warrants outstanding, respectively.

Each Series “A” warrant entitles the holder thereof the right to purchase one common share at $0.50 per share expiring on the earlier of:

	i)	February 16, 2009; and

	ii)	The 90th day after the day on which the weighted average trading price of the Company’s shares exceed $0.85 per share for 30 consecutive trading days.

Upon exercise of the Series “A” Share Purchase Warrant at $0.50 each, the holder will receive one Common Share of the Company and a Series “B” Share Purchase Warrant exercisable at $1.00 expiring one year after the occurrence of either (i) or (ii) as described above.

Each Series “C” warrant entitles the holder thereof the right to purchase one common share at $0.18 per share expiring February 27, 2009.

Note 7	Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies through amounts held in China in RMB:

	-	cash $9,154 (May 31, 2008 - $225,700); and
	-	cost recovery receivable $59,173 (May 31, 2008 - $59,173).

Note 8	Commitments

On July 8, 2008, the Company signed an agreement (the "Agreement") with shareholders of Monte Sea Holdings Ltd. ("Monte Sea Shareholders") and a third party to restructure the transactions contemplated under the September 16, 2005 agreement (Note 3). The parties wish to jointly develop the DXC Salt Lake property and lithium resources in Tibet including an exploration license, and elsewhere (the “Property”), by way of a cooperative joint venture.

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

If for any Chinese regulatory or policy reasons, Monte Sea is not permitted to have more than fifty-one percent (51%) interest in the CJV, then the CJV agreement will be revised such that:

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

Upon the Agreement being effective and termination of the agreement dated September 16, 2005, the Company will be repaid RMB 6,000,000 (approximately $875,000).

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes for the year ended May 31, 2008 , the financial statements and related notes in this Quarterly Report, the risk factors in our 10KSB for the year ended May 31, 2008 , and all of the other information contained elsewhere in this report.

As used in this quarterly report, the terms “we”, “us”, “our”, “our company”, “Company” and “Sterling” refer to Sterling Group Ventures, Inc. and its subsidiaries, unless otherwise indicated.

Forward-Looking Statements. When used in this Form 10-Q, the words “believe”, “may”, “will”, “plan”, “estimate”, “continue”, “anticipate”, “intend”, “expect”, “project”, “estimates”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Overview

During the quarter ended August 31, 2008, we continued our efforts to seek the approval for the establishment of Joint Venture Company for the Dangxiongcuo (“DXC”) salt lake project from Tibet regulatory authorities.

On July 8, 2008, the Company signed an agreement (the "Agreement") with Zhong Chuan International Mining Holding Co., Ltd. ("Zhong Chuan"), Ximing Sun and Charles Yan - shareholders of Monte Sea Holdings Ltd. (collectively hereinafter "Monte Sea Shareholders") to complete an equity financing, to accelerate the development of the DXC salt lake deposits in China and to restructure the transactions contemplated under the initial agreement signed by Beijing Mianping Salt Lake Research Institute ("Mianping") and Micro Express Holdings Inc. ("MEH") on September 16, 2005. Pursuant to the Agreement, the parties wish to establish a Sino-foreign cooperative joint venture company ("CJV") for the purpose of applying for and holding required approvals, permits and licenses with respect to the development of the DXC Salt Lake property (the "Property") located in Tibet of China. During the quarter, our efforts were directed at the implementation of the agreement with Zhong Chuan described earlier.

Results Of Operations

The Company had no revenue for the three months ended August 31, 2008 and 2007 except interest income of $3,523 for the quarter ended August 31, 2008 as compared to $1,814 for the quarter ended August 31, 2007

The operating loss increased to $76,662 for the quarter ended August 31, 2008, as compared to $218 for the quarter ended August 31, 2007 mainly because of recovery of double collection of $65,595 for Jiajika project for quarter ended August 31, 2007 and nil for quarter ended August 31, 2008.

For the three months ended August 31, 2008, consulting services slightly decreased by $38 compared with the same period in 2007.

Accounting, audit and legal fees increased by $15,357 for the three months ended August 31, 2008 when compared to the same period in 2007.

Mineral property costs increased by $10,807 for the three months ended August 31, 2008 when compared to the same period in 2007.

General and administrative decreased by $1,625 for the three months ended August 31, 2008 when compared to the same period in 2007.

Travel expenses decreased by $1,502 for the three months ended August 31, 2008 when compared to the same period in 2007.

The Company expects the trend of losses to continue until we can achieve commercial production on some of the mineral properties, of which there can be no assurance as described in Risk Factors.

Liquidity And Working Capital

As of August 31, 2008, the Company had total current assets of $364,229, and total liabilities of $484,674. As of August 31, 2008, the Company had cash and cash equivalents of $347,712 and negative working capital of $120,445.

Cash used in operating activities for the three months ended August 31, 2008 was $26,415 as compared to cash gained in operating activities for the same period in 2007 of $48,006. The increase in cash used in operating activities was primarily due to recovery of double collection of $65,595 from Jiajika project for quarter ended August 31, 2007 and nil for quarter ended August 31, 2008

According to the agreement signed with Zhongchuan on July 8, 2008, Mianping will repay the Company RMB 6,000,000 ($875,000) and Monte Sea Shareholders shall subscribe for 5,000,000 units (the "Units") to be issued by the Company at $0.15 per unit. As a result, the Company expects to raise working capital in the amount of $750,000 and a total of $1,625,000 including the repayment of RMB 6,000,000 described earlier to meet its short term working capital requirements.

The Company has no other capital resources other than the ability to use its common stock to raise additional capital or the exercise of the warrants by the unit holders. The Company’s current cash can provide the Company with working capitals for about 12 months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the U.S. Dollar, we conduct our business in Chinese Yuan (RMB) and Canadian Dollar and, therefore, are subject to foreign currency exchange risk on cash flows related to expenses and investing transactions. In July 2005, the Chinese government began to permit the Chinese Yuan to float against the U.S. Dollar. All of our costs to operate our Chinese project are paid in Chinese Yuan and all of our costs to operate our principal executive office in Canada are paid in Canadian dollar. Our exploration costs in China may be incurred under contracts denominated in Chinese Yuan or U.S. Dollars. If the Chinese Yuan continues to appreciate with respect to the U.S. Dollar, our costs in China may increase. If the Canadian Dollar continues to appreciate with respect to the U.S. Dollar, our costs in Canada may increase. To date we have not engaged in hedging activities to hedge our foreign currency exposure. In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk.

Although inflation has not materially impacted our operations in the recent past, increased inflation in China or Canada could have a negative impact on our operating and general and administrative expenses, as these costs could increase. China has recently experienced inflationary pressures, which could increase our costs associated with our operations in China. If there are material changes in our costs, we may seek to raise additional funds earlier than anticipated.

ITEM 4. CONTROLS AND PROCEDURES

a.        Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report, August 31, 2008 and have concluded that the disclosure controls, internal controls and procedures are effective based upon their evaluation as of the evaluation date.

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

ITEM 4T. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) or 240.15d -15(e) of the Securities Exchange Act of 1934, as amended, as of February 29, 2008. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective. There has been no change in the internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of ss.240.13a -15 or ss.240.15d -15 of the Exchange Act that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. -OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

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

Limited Operating History; Anticipated Losses; Uncertainty of Future Results (Risk of Going Concern)

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol SGGV and is listed on Berlin Bremen Stock Exchange under the symbol GD7. As of August 31, 2008, there were approximately 43,826,175 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

Dilution to the Existing Shareholders

The Company has no other capital resources other than the ability to use its common stock to raise additional capital or the exercise of the warrants by the unit holders. Pursuant to the agreement signed on July 8, 2008 with Zhongchuan, the Company shall cause total 292,910,000 shares to be issued to Monte Sea Shareholders for the DXC Salt Lake project, which will significantly dilute the Company's stockholders.

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

Subsequent to August 31, 2008, a severe general downturn in the U. S. economy which already affected the securities markets took place. Such a deleterious turn of events may make it much more difficult for the Company to access financing in the near future should it be required to do so.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 20 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sterling Group Ventures Inc.

/s/ Raoul Tsakok
Raoul Tsakok, Chairman and Chief Executive Officer
Date: October 14, 2008

/s/ Richard Shao
Richard Shao, President and Chief Financial Officer
Date: October 14, 2008

INDEX OF EXHIBITS

Exhibit
Number	Description

3.1	Articles of Incorporation of the Company, (filed as Exhibit 3.1 to the Company's Registration Statement on Form SB-2 filed on July 26, 2002, and incorporated herein by reference).

3.2	Bylaws of the Company (filed as Exhibit 3.2 to the Company's Registration Statement on Form SB-2 filed on July 26, 2002, and incorporated herein by reference).

4.1	Specimen stock certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form SB-2 filed on July 26, 2002, and incorporated herein by reference).

10.1

Acquisition Agreement between the Company and Micro Express Ltd., dated January 20, 2004. (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on January 29, 2004, and incorporated herein by reference).

10.2

Joint Venture Contract between Micro Express Ltd. .(the Company’s wholly subsidiary) and Sichuan Province Mining Ltd., dated April 5, 2005 (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on April 11, 2005, and incorporated herein by reference).

10.3

Agreement for Development of DXC Salt Lake Property between Micro Express Holdings Inc. .(the Company’s wholly subsidiary) and Beijing Mianping Salt Lake Research Institute, dated September 16, 2005 (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on September 21, 2005, and incorporated herein by reference).

10.4

Agreement for Termination of Joint Venture between Micro Express Ltd. and Sichuan Province Mining Ltd., dated March 3, 2006 (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on March 6, 2006, and incorporated herein by reference).

10.5

Agreement between the Company, Zhong Chuan International Mining Holding Co., Ltd. , and shareholders of Monte Sea Holdings Ltd., dated July 8, 2008 (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on July 15, 2008, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.