Form 10-Q
period 2008-11-30
STERLING GROUP VENTURES INC
filed 2009-01-14
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended November 30, 2008.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 13, 2009.

Title of each class	Number of shares
Common Stock, par value $0.001 per share	43,826,175

STERLING GROUP VENTURES, INC.
FORM 10-Q
INDEX

		Page

PART I - FINANCIAL INFORMATION		3

Item 1.	Financial Statements (unaudited)	3

	Interim Consolidated Balance Sheets of Sterling Group Ventures, Inc. at November 30, 2008 and May 31, 2008	3

	Interim Consolidated Statements of Operations for the three months and six months ended November 30, 2008 and 2007 and for the Period from July 27, 1994 (Date of Inception) to November 30, 2008	4

	Interim Consolidated Statements of Cash Flows for the three months and six months ended November 30, 2008 and 2007 and for the Period from. July 27, 1994 (Date of Inception) to November 30, 2008	5

	Interim Consolidated Statements of Stockholders' Equity for the period from July 27, 1994 (Date of Inception) to November 30, 2008	6

	Notes to the Interim Consolidated Financial Statements	7-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls And Procedures	17

Item 4T.	Controls And Procedures	17

PART II - OTHER INFORMATION		17

Item 1.	Legal Proceedings	17

Item 1A	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		20

Index to Exhibits		21

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
November 30, 2008 and May 31, 2008

	November 30,	May 31,
Stated in U.S. dollars	2008	2008
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$191,158	$374,127
GST receivable	8,261	5,407
Prepaid expenses and other receivable	553	11
Exploration advance - Note 2	9,004	8,850
Total current assets	208,976	388,395

Equipment	1,088	1,741

Total Assets	$210,064	$390,136

LIABILITIES AND CAPITAL DEFICIT

Current Liabilities
Accounts payable and other accrued liabilities - Note 4	$362,606	$432,505

Capital Deficit
Common Stock : $0.001 Par Value
Authorized : 500,000,000
Issued and Outstanding : 43,826,175	43,826	43,826
Additional Paid In Capital	2,652,924	2,652,924
Warrants	461,112	461,112
Accumulated Other Comprehensive Loss	(583)	(583)
Deficit accumulated during the exploration stage	(3,309,821)	(3,199,648)
Total Capital Deficit	(152,542)	(42,369)

Total Liabilities and Capital Deficit	$210,064	$390,136

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and six months ended November 30, 2008 and 2007 and for the period from July 27, 1994 (date of inception) to November 30, 2008
(Unaudited)

					July 27, 1994
					(Date of
	Three months ended		Six months ended		inception)
	November 30,		November 30,		to November 30,
Stated in U.S. dollars	2008	2007	2008	2007	2008

Expenses
Accounting, audit and legal fees	$8,119	$3,174	$33,701	$13,399	$350,132
Bank charges	24	34	86	114	1,604
Consulting fees - Note 4	24,390	29,632	53,381	58,661	618,220
Depreciation	326	446	653	844	8,258
Filing fees and transfer agent	955	844	1,409	1,198	35,928
Foreign exchange loss <gain>	(7,215)	3,495	(19,691)	3,001	(43,003)
General and administrative - Note 4	5,370	6,031	11,489	13,775	90,591
Mineral property costs - Note 3	16,258	26,651	45,854	45,440	1,257,524
Printing and mailing	-	-	-	-	16,883
Shareholder information and investor relations	-	-	1,530	-	61,230
Stock-based compensation	-	-	-	-	778,166
Travel and entertainment	-	-	-	1,502	121,398
Recovery of doubtful collection (Note 3(b))	(14,652)	(26,636)	(14,652)	(92,231)	(202,187)
Allowance for doubtful collection	-	-	-	-	246,708

	(33,575)	(43,671)	(113,760)	(45,703)	(3,341,452)

Other item
Interest income	64	1,462	3,587	3,276	31,631

Net loss for the period	$(33,511)	$(42,209)	$(110,173)	$(42,427)	$(3,309,821)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	43,826,175	43,715,568	43,826,175	43,607,944

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months and six months ended November 30, 2008 and 2007 and for the period from July 27, 1994 (date of inception) to November 30, 2008
(Unaudited)

			July 27, 1994
			(Date of
	Six months ended		inception)
	November 30,		to November 30,
Stated in U.S. dollars	2008	2007	2008
Cash flows from operating activities
Net loss for the period	$(110,173)	$(42,427)	$(3,309,821)
Adjustments to reconcile net loss to net cash
provided by (Used in) operating activities
Stock compensation expenses	-	-	778,166
Depreciation	653	844	8,258
Permit and engineering studies	-	-	150,000
Shareholder information and investor relations	-	-	20,447
Accounting, audit and legal fees	-	-	49,000
Translation adjustment	-	-	(106)
Changes in non-cash working capital items
related to operations
GST receivable	(2,854)	5,606	(8,261)
Prepaid expenses and other receivable	(542)	1,944	21,000
Advance receivable	(154)	5,882	(9,004)
Accounts payable and accrued liabilities	(69,899)	78,013	382,086
Net cash used in operating activities	(182,969)	49,862	(1,918,235)

Cash flows from investing activities
Advance on investment	-	-	(150,000)
Additions to equipment	-	(564)	(9,346)
Net cash flows used in investing activities	-	(564)	(159,346)

Cash flows from financing activities
Net proceeds on issuance of common stock	-	-	2,266,858
Amounts contributed by director	-	-	1,881
Net cash flows provided by financing activities	-	-	2,268,739

Net increase (decrease) in cash and cash equivalents	(182,969)	49,298	191,158
Cash and cash equivalents - beginning of period	374,127	289,330	-
Cash and cash equivalents - end of period	$191,158	$338,628	$191,158

Cash and cash equivalents consist of:
Cash	$191,158	$80,255	$191,158
Term deposits	-	258,373	-
	$191,158	$338,628	$191,158
Supplemental Information :
Cash paid for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash Transactions :
Issuance of shares for commission paid to broker for
private placement	$-	$-	$72,396
Issuance of shares for services rendered	$-	$19,481	$91,000
Issuance of shares for settlement of accounts payable	$-	$-	$19,480
Issuance of share purchase warrants for finder's fee
paid to broker for private placement	$-	$-	$11,477

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the period from July 27, 1994 (date of inception) to November 30, 2008
(Unaudited)

						Deficit
					Accumulated	Accumulated
		Stock	Additional		Other	During The
	Common	Amount At	Paid In		Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Warrants	Loss	Stage	Total

Balance, July 27, 1994 (Date of inception)	-	$-	$-	$-	$-	$-	$-
Common stock	1	1	-	-	-	-	1
Amount contributed by director	-	-	1,881	-	-	-	1,881
Net loss for the periods	-	-	-	-	-	(7,902)	(7,902)

Balance, May 31, 2001	1	$1	$1,881	$-	$-	$(7,902)	$(6,020)
Net loss of the year	-	-	-	-	-	(1,860)	(1,860)

Balance, May 31, 2002	1	$1	$1,881	$-	$-	$(9,762)	$(7,880)
Net loss of the year	-	-	-	-	-	(1,360)	(1,360)

Balance, May 31, 2003	1	$1	$1,881	$-	$-	$(11,122)	$(9,240)
Reverse acquisition	(1)	(1)	(1,881)	-	-	-	(1,882)
Issuance of common shares for reverse acquisition	25,000,000	25,000	(23,119)	-	-	-	1,881
Outstanding common shares of Company prior to
acquisition	11,360,000	11,360	(10,883)	-	(583)	-	(106)
Issuance of shares for cash pursuant to a private
placement - at $0.50	1,766,000	1,766	881,234	-	-	-	883,000
Stock-based compensation	-	-	368,641	-	-	-	368,641
Net loss of the year	-	-	-	-	-	(527,446)	(527,446)

Balance, May 31, 2004	38,126,000	$38,126	$1,215,873	$-	$(583)	$(538,568)	$714,848
Issuance of shares for cash pursuant to a private
placement - at $0.50	1,950,000	1,950	973,050	-	-	-	975,000
Issuance of shares for finder's fee of
private placement	101,500	102	50,648	-	-	-	50,750
Finders' fees	-	-	(50,750)				(50,750)
Fair value of share purchase warrants (finders' fees)	-	-	(40,110)	40,110	-	-	-
Issuance of shares for services rendered	100,000	100	41,900	-	-	-	42,000
Net loss of the year	-	-	-	-	-	(818,954)	(818,954)

Balance, May 31, 2005	40,277,500	$40,278	$2,190,611	$40,110	$(583)	$(1,357,522)	$912,894

Net loss for the year ended May 31, 2006	-	-	-	-	-	(461,201)	(461,201)

Balance, May 31, 2006	40,277,500	$40,278	$2,190,611	$40,110	$(583)	$(1,818,723)	$451,693

Issuance of shares for cash pursuant to a private
placement - at $0.15	2,750,300	2,750	409,795	-	-	-	412,545
Issuance of shares for finder's fee of
private placement	123,690	124	21,522	-	-	-	21,646
Finders' fees	-	-	(21,646)				(21,646)
Share issuance costs	-	-	(3,687)	-	-	-	(3,687)
Fair value of share purchase warrants (finders' fees)	-	-	(9,895)	9,895	-	-	-
Revaluation of share purchase warrants	-	-	(1,582)	1,582	-	-	-
Issuance of shares for services rendered	350,000	350	48,650	-	-	-	49,000
Net loss for the year ended May 31, 2007	-	-	-	-	-	(864,485)	(864,485)

Balance, May 31, 2007	43,501,490	$43,502	$2,633,768	$51,587	$(583)	$(2,683,208)	$45,066

Issuance of shares for services rendered at $0.06	324,685	324	19,156	-	-	-	19,480
Revaluation of share purchase warrants		-	-	409,525	-	-	409,525
Net loss for the year ended May 31, 2008	-	-	-	-	-	(516,440)	(516,440)

Balance, May 31, 2008	43,826,175	$43,826	$2,652,924	$461,112	$(583)	$(3,199,648)	$(42,369)

Net loss for the six months ended November 30, 2008	-	-	-	-	-	(110,173)	(110,173)

Balance, November 30, 2008	43,826,175	$43,826	$2,652,924	$461,112	$(583)	$(3,309,821)	$(152,542)

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008
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

Operating results for the six-month period ended November 30, 2008 are not necessarily indicative of the results that can be expected for the year ending May 31, 2009.

The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable in the United States to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company is in exploration stage and has not yet determined whether any of the properties contain reserves that are economically recoverable. At November 30, 2008, the Company had working capital deficiency of $153,630, has not yet achieved profitable operations, has accumulated losses of $3,309,821 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Micro Express Holdings Inc., Micro Express Ltd., Huyana Ventures Limited., Makaelo Holdings Inc. and Makaelo Limited. All inter-company transactions and account balances have been eliminated.

(a)	New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. There was no impact on the Company’s quarterly financial statements resulting from adoption of this new standard.

In February 2007, FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". FASB 159 is effective for fiscal years beginning after November 15, 2007. FASB 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
November 30, 2008 (Stated in US Dollars)
(Unaudited) – Page 8

Note 1	Interim Reporting and Ability to Continue as a Going Concern - (cont’d)

FASB 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. There was no impact on the Company’s quarterly financial statements resulting from adoption of this standard.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). This standard replaces SFAS141 and establishes principles and requirements for an acquirer, recognizes and measures in its financial statement the identifiable assets acquired and liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired. This standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of this statement.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non controlling Interests In Consolidated Financial Statements – an amendment to ARB No.51 (“SFAS No. 160”). This standard Amends ARB 51 to establish accounting and reporting standards for a non- controlling interest in a subsidiary and for deconsolidation of a subsidiary. This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard may not be applied before that date. The Company is currently evaluating the impact of this statement.

In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS 133. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF07-5”). EITF07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact, if any, on its consolidated financial position and results of operations.

In December 2008, the FASB issued FSP FAS140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. We do not expect the adoption of the FSP will have any impact on our results of operations.

Note 2	Exploration Advance - Note 4

The exploration advance is intended to be utilized against expenses in the year ended May 31, 2009.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
November 30, 2008 (Stated in US Dollars)
(Unaudited) – Page 9

Note 3	Mineral Properties

Summary of mineral properties expenses for the three-month and six-month periods ended November 30, 2008 and 2007 and for the cumulative period from date of inception (July 27, 1994) to November 30, 2008:

	DXC	Jiajika
	Salt Lake	Spodumene
	Property	Property

Three months ended November 30, 2008

Administrative	$174	$-
Consulting fees	12,643	-
Travel	3,441	-
	$16,258	$-

Three months ended November 30, 2007

Administrative	$308	$-
Consulting fees	15,161	-
Travel	4,935
Legal fees	6,247	-
	$26,651	$-

	DXC	Jiajika
	Salt Lake	Spodumene
	Property	Property

Six months ended November 30, 2008

Administrative	$290	$-
Consulting fees	27,305	-
Travel	11,250	-
Legal fees	7,009	-
	$45,854	$-

Six months ended November 30, 2007

Administrative	$706	$-
Consulting fees	29,622	-
Travel	4,935
Legal fees	10,177	-
	$45,440	$-

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
November 30, 2008 (Stated in US Dollars)
(Unaudited) – Page 10

Note 3	Mineral Properties– (cont’d)

	DXC	Jiajika
	Salt Lake	Spodumene
Summary of mineral properties	Property	Property

From Date of Inception (July 27, 1994) to November 30, 2008

Balance, May 31, 2003	$-	$-
Administrative	-	471
Consulting fees	-	9,263
Travel	-	2,763
Balance, May 31, 2004	-	12,497
Administrative	-	6,598
Consulting fees	-	33,799
Feasibility study	-	157,769
Permit costs	-	150,000
Travel	-	15,085
Balance, May 31, 2005	-	375,748
Administrative	5,560	2,100
Consulting fees	46,629	12,062
Engineering studies	26,933	-
Feasibility study	29,080	-
Geophysical study	31,114	-
Legal fees	623	-
Topography measurement	32,266	-
Travel	30,953	8,009
Wages and benefits	33,601	-
Cost recovery	-	(309,058)
Balance, May 31, 2006	236,759	88,861
Administrative	5,200	-
Consulting fees	134,580	-
Engineering studies	38,063	-
Mining permit	382,920	-
Topography measurement	15,001	-
Legal fees	9,695	-
Travel	53,262	488
Wages and benefits	35,687	-
Balance, May 31, 2007	911,167	89,349
Administrative	706	-
Consulting fees	60,548	-
Travel	5,456	-
Legal fees	11,566	-
Balance, May 31, 2008	989,443	89,349
Administrative	290	-
Consulting fees	27,305	-
Travel	11,250	-
Legal fees	7,009	-
Balance, November 30, 2008	$1,035,297	$89,349

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
November 30, 2008 (Stated in US Dollars)
(Unaudited) – Page 11

Note 3	Mineral Properties – (cont’d)

	a)	Dangxiongcuo Salt Lake Project

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

On July 8, 2008, the Company signed an agreement (the "Agreement") with shareholders of Monte Sea Holdings Ltd. ("Monte Sea Shareholders") and a third party to restructure the transactions contemplated under the September 16, 2005 agreement. The parties wish to jointly develop the DXC Salt Lake property and lithium resources in Tibet including an exploration license, and elsewhere (the “Property”), by way of a cooperative joint venture. Monte Sea Shareholders and the third party will provide RMB 100,000,000 (US$14,584,000) to put the DXC property into production.

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

If for any Chinese regulatory or policy reasons, Monte Sea is not permitted to have more than fifty-one percent (51%) interest in the CJV, then the CJV agreement will be revised such that:

(a) Monte Sea shall have a forty-nine percent (49%) interest in the CJV;

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
November 30, 2008 (Stated in US Dollars)
(Unaudited) – Page 12

a)	Dangxiongcuo Salt Lake Project – (cont’d)

(b) Monte Sea shall be entitled to receive returns on its investment in the CJV on a priority and accelerated basis until its investment in the CJV and the Property is fully recovered; and

(c) Monte Sea shall be permitted to manage the daily operation of the CJV pursuant to a management agreement to be entered into on terms and conditions satisfactory to the Company.

Upon the Agreement being effective and termination of the agreement dated September 16, 2005, the Company will be repaid RMB 6,000,000 (approximately $875,000). As of November 30, 2008 the Company has received $Nil in regards to this agreement.

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

As of November 30, 2008, the Company has incurred a total of $1,035,297 in mineral property costs.

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

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
November 30, 2008 (Stated in US Dollars)
(Unaudited) – Page 13

b)	Jiajika Spodumene Property – (cont’d)

As the Chinese partner has not paid the remaining RMB700,000 ($87,170) by April 15, 2006 and the recoverability of the RMB1,280,000 ($159,538) was uncertain, the Company recorded an allowance for doubtful collection totaling $246,708 for the year ended May 31, 2006.

During the six month period ended November 30, 2008, the Company received RMB100,000 (2007 – RMB700,000) ($14,652, 2007 - $92,231) from the Chinese partner and this was recorded as a recovery of doubtful collection on the statement of operations.

On December 4, 2008, the Company received another RMB50,000 ($7,265) from the Chinese partner.

As at November 30, 2008, the Company had incurred a total of $398,407 in the Jiajika Spodumene Property before the cumulative cost recovery of RMB2,000,000 ($264,537) up to November 30, 2008.

Note 4	Related Party Transactions

The Company was charged consulting fees for administrative, corporate, financial, engineering, and management during the three-month and six-month periods ended November 30, 2008 totalling $24,390 (2007: $29,632) and $53,381 (2007: $58,661) by companies controlled by two directors of the Company respectively.

The Company was charged rental fees included in General and Administrative during the three-month and six-month periods ended November 30, 2008 totalling $4,885 (2007: $2,621) and $10,169 (2007: $5,243) by a company controlled by a director of the Company respectively.

The Company was charged mineral property costs - consulting during the three-month and six-month periods ended November 30, 2008 totalling $1,756 (2007: $1,607) and $3,509 (2007: $3,190) by the Vice President of Micro respectively.

The Company was charged mineral property costs - consulting during the three-month and six-month periods ended November 30, 2008 in the amount of $10,184 (2007: $12,590) and $22,042 (2007: $24,517) by a company controlled by a director of the Company.

Cash and cash equivalents at November 30, 2008 include $8,583 (May 31, 2008: $225,700) held in trust by a director of the Company.

Included in exploration advances is $9,004 (May 31, 2008: $8,850) advanced to the Vice-President of Micro. This is intended to be utilized against expenses in the year ending May 31, 2009.

Included in accounts payable is $350,470 (May 31, 2008: $414,235) which was due to the companies controlled by the directors of the Company for administrative, corporate, financial, engineering, and management services provided.

Note 5	Capital Stock

	a)	Capital Stock

On October 2, 2007, the Company issued 324,685 common shares at $0.06 per share to settle accounts payable of $19,480.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
November 30, 2008 (Stated in US Dollars)
(Unaudited) – Page 14

b)	Stock Options

On February 3, 2004, the Board of Directors of the Company approved the 2004 Stock Option Plan which allows the Company to grant up to 3,636,000 stock options as an incentive to directors, officers, employees and consultants.

During the six months ended November 30, 2008 and year ended May 31, 2008, no stock options were granted, exercised or cancelled.

As at November 30, 2008, there were a total of 3,636,000 stock options outstanding and exercisable held by directors and officers of the Company exercisable at $0.50 per share, expiring on February 3, 2009.

c)	Share Purchase Warrants

During the six months ended November 30, 2008, no warrants were exercised or cancelled.

As at November 30, 2008, the Company has a total of 3,817,500 and 2,873,990 Series “A” and “C” share purchase warrants outstanding, respectively.

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

Each Series “C” warrant entitles the holder thereof the right to purchase one common share at $0.18 per share expiring February 27, 2009.

Note 6	Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies through amounts held in China in RMB:

- Cash and cash equivalents $8,583 (May 31, 2008 - $225,700); and
- Cost recovery receivable $44,521 (May 31, 2008 - $59,173).

Note 7	Subsequent Events

On December 3, 2008, the Company received RMB 50,000 ($7,265) payment from the Chinese Partner for the termination of the Jihai Lithium joint venture as discussed in Note 3(b).

Note 8	Comparative Figures

Certain comparative figures have been reclassified to conform to current year’s presentation.

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

Overview

On July 8, 2008, the Company signed an agreement (the "Agreement") with Zhong Chuan International Mining Holding Co., Ltd. ("Zhongchuan"), Ximing Sun and Charles Yan - shareholders of Monte Sea Holdings Ltd. (collectively hereinafter "Monte Sea Shareholders") to complete an equity financing, to accelerate the development of the DXC salt lake deposits in China and to restructure the transactions contemplated under the initial agreement signed by Beijing Mianping Salt Lake Research Institute ("Mianping") and Micro Express Holdings Inc. ("MEH") on September 16, 2005. Pursuant to the Agreement, the parties wish to establish a Sino-foreign cooperative joint venture company ("CJV") for the purpose of applying for and holding required approvals, permits and licenses with respect to the development of the DXC Salt Lake property (the "Property") located in Tibet of China. During the quarter, our efforts continued towards the implementation of the agreement with Zhongchuan described earlier.

Results Of Operations

The Company had no revenue for the three months and six months ended November 30, 2008 and 2007 except interest income of $64 for the quarter ended November 30, 2008 as compared to $1,462 for the quarter ended November 30, 2007. For the six months ended November 30, 2008 the Company had interest income of $3,587 as compared to $3,276 for the six months ended November 30, 2007.

The operating loss decreased to $33,511 for the quarter ended November 30, 2008, as compared to $42,209 for the quarter ended November 30, 2007. The operating loss for six months ended November 30, 2008 increased to $110,173 as compared to $42,427 for the six months ended November 30, 2007.

For the three months ended November 30, 2008, relative to the same period in 2007, consulting services decreased by $5,242, while consulting services decreased by $5,280 for the six months ended November 30, 2008 relative to the same period in 2007.

Accounting, audit and legal fees increased by $4,945 for the three months ended November 30, 2008 when compared to the same period in 2007. Accounting, audit and legal fees increased by $20,302 for the six months ended November 30, 2008 when compared to the same period in 2007.

Mineral property costs decreased by $10,393 for the three months ended November 30, 2008 when compared to the same period in 2007. Mineral property costs increased by $414 for the six months ended November 30, 2008 when compared to the same period in 2007.

General and administrative decreased by $661 for the three months ended November 30, 2008 when compared to the same period in 2007. General and administrative decreased by $2,286 for the six months ended November 30, 2008 when compared to the same period in 2007

The Company expects the trend of losses to continue until we can achieve commercial production on some of the mineral properties, of which there can be no assurance as described in Risk Factors.

Liquidity And Working Capital

As of November 30, 2008, the Company had total current assets of $208,976, and total liabilities of $362,606. As of November 30, 2008, the Company had cash and cash equivalents of $191,158 and negative working capital of $153,630.

Cash used in operating activities for the six months ended November 30, 2008 was $182,969 as compared to cash gained in operating activities for the same period in 2007 of $49,862. The increase in cash used in operating activities was primarily due to the increase in accounting and legal fees as well as a decline in payables and accrued liabilities.

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

The Company has no other capital resources other than the ability to use its common stock to raise additional capital or the exercise of the warrants by the unit holders. The Company's current cash can provide the Company with working capital for over one year since consulting fees are being accrued. Estimated cash needed for next 12 months is about $80,000. The cash will be mainly used for general administrative, corporate (legal, accounting and audit), financing and management.

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

b.        Changes in Internal Control over Financial Reporting:

There were no significant changes in the small business issuers internal control over financial reporting identified in connection with the Company evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange act that occurred during the small business issuer's last fiscal quarter that has materially affected or is reasonable likely to materially affect, the small business issuer's internal control over financial reporting.

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

PART II. - OTHER INFORMATION

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol SGGV and is listed on Berlin Bremen Stock Exchange under the symbol GD7. As of November 30, 2008, there were approximately 43,826,175 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future.

Dependence on Executive Officers and Technical Personnel

The success of our business plan depends on attracting qualified personnel, and failure to attract and retain the necessary personnel could adversely affect our business. Competition for qualified personnel is intense, and we may need to pay premium wages to attract and retain personnel. Attracting and retaining qualified personnel is critical to our business. Inability to attract and retain the qualified personnel necessary would limit our ability to implement our business plan successfully.

Need for Additional Financing

The Company believes it has sufficient capital to meet its short-term cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. However, the Company has to seek loans or equity placements to cover longer-term cash needs to continue operations and expansion.

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

Dilution to the Existing Shareholders

The Company has no other capital resources other than the ability to use its common stock to raise additional capital or the exercise of the warrants by the unit holders. Pursuant to the agreement signed on July 8, 2008 with Zhongchuan, the Company shall cause 292,910,000 shares to be issued to Monte Sea Shareholders for the DXC Salt Lake project, which will significantly dilute the Company's stockholders.

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

Since October 2008, a severe general downturn in the U. S. economy and global economy slowdown which already affected the securities markets took place. Such a deleterious turn of events has made it much more difficult for the Company to access financing should it be required to do so.

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

Sterling Group Ventures Inc.

/s/ Raoul Tsakok
Raoul Tsakok, Chairman and Chief Executive Officer
Date: January 14, 2009

/s/ Richard Shao
Richard Shao, President and Chief Financial Officer
Date: January 14, 2009

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