Form 10-Q
period 2009-02-28
STERLING GROUP VENTURES INC
filed 2009-04-14
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended February 28, 2009.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 13, 2009.

Title of each class	Number of shares
Common Stock, par value $0.001 per share	43,826,175

STERLING GROUP VENTURES, INC.
FORM 10-Q
INDEX

		Page

PART I - FINANCIAL INFORMATION		3

Item 1.	Financial Statements (unaudited)	3

	Interim Consolidated Balance Sheets of Sterling Group Ventures, Inc. at February 28, 2009 and May 31, 2008	3

	Interim Consolidated Statements of Operations for the three months and nine months ended February 28, 2009 and 2008 and for the Period from July 27, 1994 (Date of Inception) to February 28, 2009	4

	Interim Consolidated Statements of Cash Flows for the three months and nine months ended February 28, 2009 and 2008 and for the Period from. July 27, 1994 (Date of Inception) to February 28, 2009	5

	Interim Consolidated Statements of Stockholders' Equity for the period from July 27, 1994 (Date of Inception) to February 28, 2009	6

	Notes to the Interim Consolidated Financial Statements	7-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls And Procedures	17

Item 4T.	Controls And Procedures	17

PART II - OTHER INFORMATION		17

Item 1.	Legal Proceedings	17

Item 1A	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		20

Index to Exhibits		21

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
February 28, 2009 and May 31, 2008

	February 28,	May 31,
Stated in U.S. dollars	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$185,227	$148,427
Cash held in trust	22,610	225,700
GST refundable	8,989	5,407
Prepaid expenses and other receivable	365	11
Exploration advance - Note 3	-	8,850
Total current assets	217,191	388,395

Equipment	761	1,741
Total Assets	$217,952	$390,136

LIABILITIES AND CAPTIAL DEFICIT

Current Liabilities
Accounts payable and accrued liabilities - Note 3	$388,255	$432,505

Capital Deficit
Common Stock : $0.001 Par Value - Note 4
Authorized : 500,000,000
Issued and Outstanding : 43,826,175 (May 31, 2008 - 43,826,175)	43,826	43,826
Additional Paid In Capital	2,652,924	2,652,924
Warrants - Note 4	544,964	461,112
Accumulated Other Comprehensive Loss	(583)	(583)
Deficit accumulated during the exploration stage	(3,411,434)	(3,199,648)
Total Capital Deficit	(170,303)	(42,369)
Total Liabilities and Capital Deficit	$217,952	$390,136

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and nine months ended February 28, 2009 and 2008 and for the period from July 27, 1994 (date of inception) to February 28, 2009
(Unaudited)

					July 27, 1994
					(Date of
	Three months ended		Nine months ended		inception)
	February 28,	February 29,	February 28,	February 29,	to February 28,
Stated in U.S. dollars	2009	2008	2009	2008	2009

Expenses
Accounting, audit and legal fees	$7,829	$6,518	$41,530	$19,917	$357,961
Bank charges	25	69	111	183	1,629
Consulting fees - Note 3	33,887	29,883	87,268	88,544	652,107
Depreciation	327	445	980	1,289	8,585
Filing fees and transfer agent	194	-	1,603	1,198	36,122
Foreign exchange gain	(2,231)	(4,652)	(21,922)	(1,651)	(45,234)
General and administrative - Note 3	4,694	6,422	16,183	20,197	95,285
Mineral property costs - Note 2	9,567	17,419	55,421	62,859	1,267,091
Printing and mailing	-	-	-	-	16,883
Shareholder information and investor relations	-	-	1,530	-	61,230
Stock-based compensation - Note 4	83,852	-	83,852	-	862,018
Travel and entertainment	-	812	-	2,314	121,398
Recovery of doubtful collection - Note 2(b)	(36,522)	(54,923)	(51,174)	(147,154)	(238,709)
Allowance for doubtful collection - Note 2(b)	-	-	-	-	246,708
	(101,622)	(1,993)	(215,382)	(47,696)	(3,443,074)
Other item
Interest income	9	1,363	3,596	4,639	31,640

Net loss for the period	$(101,613)	$(630)	$(211,786)	$(43,057)	$(3,411,434)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	43,826,175	43,826,175	43,826,175	43,649,613

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months and nine months ended February 28, 2009 and 2008 and for the period from July 27, 1994 (date of inception) to February 28, 2009
(Unaudited)

			July 27, 1994
			(Date of
	Nine months ended		inception)
	February 28,	February 29,	to February 28,
Stated in U.S. dollars	2009	2008	2009
Cash flows from operating activities
Net loss for the period	$(211,786)	$(43,057)	$(3,411,434)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Stock compensation expense	83,852	-	862,018
Depreciation	980	1,289	8,585
Permit and engineering studies	-	-	150,000
Shareholder information and investor relations	-	-	20,447
Accounting, audit and legal fees	-	-	48,894
Changes in non-cash working capital items
related to operations
GST refundable	(3,582)	4,777	(8,989)
Prepaid expenses and other receivable	(354)	1,935	21,188
Advance receivable	8,850	5,548	-
Accounts payable and accrued liabilities	(44,250)	124,154	407,735
Net cash provided by (used in) operating activities	(166,290)	94,646	(1,901,556)

Cash flows from investing activities
Advance on investment	-	-	(150,000)
Additions to equipment	-	(564)	(9,346)
Net change in cash held in trust	203,090	128,794	(22,610)
Net cash flows used in investing activities	203,090	128,230	(181,956)

Cash flows from financing activities
Net proceeds on issuance of common stock	-	-	2,266,858
Amounts contributed by director	-	-	1,881
Net cash flows provided by financing activities	-	-	2,268,739

Net increase in cash and cash equivalents	36,800	222,876	185,227
Cash and cash equivalents - beginning of period	148,427	160,536	-
Cash and cash equivalents - end of period	$185,227	$383,412	$185,227

Cash and cash equivalents consist of:
Cash	$170,605	$216,238	$170,605
Term deposits	14,622	167,174	14,622
	$185,227	$383,412	$185,227
Supplemental Information:
Cash paid for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash Transactions:
Issuance of shares for commission paid to broker for
private placement	$-	$-	$72,396
Issuance of shares for services rendered	$-	$19,480	$91,000
Issuance of shares for settlement of accounts payable	$-	$-	$19,480
Issuance of share purchase warrants for finder's fee
paid to broker for private placement	$-	$-	$11,477

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
For the period from July 27, 1994 (date of inception) to February 28, 2009
(Unaudited)

						Deficit
					Accumulated	Accumulated
		Stock	Additional		Other	During The
	Common	Amount At	Paid In		Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Warrants	Loss	Stage	Total

Balance, July 27, 1994 (Date of inception)	-	$-	$-	$-	$-	$-	$-
Common stock	1	1	-	-	-	-	1
Amount contributed by director	-	-	1,881	-	-	-	1,881
Net loss for the periods	-	-	-	-	-	(7,902)	(7,902)

Balance, May 31, 2001	1	$1	$1,881	$-	$-	$(7,902)	$(6,020)
Net loss of the year	-	-	-	-	-	(1,860)	(1,860)

Balance, May 31, 2002	1	$1	$1,881	$-	$-	$(9,762)	$(7,880)
Net loss of the year	-	-	-	-	-	(1,360)	(1,360)

Balance, May 31, 2003	1	$1	$1,881	$-	$-	$(11,122)	$(9,240)
Reverse acquisition	(1)	(1)	(1,881)	-	-	-	(1,882)
Issuance of common shares for reverse acquisition	25,000,000	25,000	(23,119)	-	-	-	1,881
Outstanding common shares of Company prior to
acquisition	11,360,000	11,360	(10,883)	-	(583)	-	(106)
Issuance of shares for cash pursuant to a private
placement - at $0.50	1,766,000	1,766	881,234	-	-	-	883,000
Stock-based compensation	-	-	368,641	-	-	-	368,641
Net loss of the year	-	-	-	-	-	(527,446)	(527,446)

Balance, May 31, 2004	38,126,000	$38,126	$1,215,873	$-	$(583)	$(538,568)	$714,848
Issuance of shares for cash pursuant to a private
placement - at $0.50	1,950,000	1,950	973,050	-	-	-	975,000
Issuance of shares for finder's fee of
private placement	101,500	102	50,648	-	-	-	50,750
Finders' fees	-	-	(50,750)				(50,750)
Fair value of share purchase warrants (finders' fees)	-	-	(40,110)	40,110	-	-	-
Issuance of shares for services rendered	100,000	100	41,900	-	-	-	42,000
Net loss of the year	-	-	-	-	-	(818,954)	(818,954)

Balance, May 31, 2005	40,277,500	$40,278	$2,190,611	$40,110	$(583)	$(1,357,522)	$912,894

Net loss for the year	-	-	-	-	-	(461,201)	(461,201)

Balance, May 31, 2006	40,277,500	$40,278	$2,190,611	$40,110	$(583)	$(1,818,723)	$451,693

Issuance of shares for cash pursuant to a private
placement - at $0.15	2,750,300	2,750	409,795	-	-	-	412,545
Issuance of shares for finder's fee of
private placement	123,690	124	21,522	-	-	-	21,646
Finders' fees	-	-	(21,646)				(21,646)
Share issuance costs	-	-	(3,687)	-	-	-	(3,687)
Fair value of share purchase warrants (finders' fees)	-	-	(9,895)	9,895	-	-	-
Revaluation of share purchase warrants	-	-	(1,582)	1,582	-	-	-
Issuance of shares for services rendered	350,000	350	48,650	-	-	-	49,000
Net loss for the year	-	-	-	-	-	(864,485)	(864,485)

Balance, May 31, 2007	43,501,490	$43,502	$2,633,768	$51,587	$(583)	$(2,683,208)	$45,066

Issuance of shares for services rendered at $0.06	324,685	324	19,156	-	-	-	19,480
Revaluation of share purchase warrants		-	-	409,525	-	-	409,525
Net loss for the year	-	-	-	-	-	(516,440)	(516,440)

Balance, May 31, 2008	43,826,175	$43,826	$2,652,924	$461,112	$(583)	$(3,199,648)	$(42,369)

Revaluation of share purchase warrants - Note 4	-	-	-	83,852	-	-	83,852
Net loss for the period	-	-	-	-	-	(211,786)	(211,786)

Balance, February 28, 2009	43,826,175	$43,826	$2,652,924	$544,964	$(583)	$(3,411,434)	$(170,303)

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2009
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

Operating results for the nine-month period ended February 28, 2009 are not necessarily indicative of the results that can be expected for the year ending May 31, 2009.

The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At February 28, 2009, the Company had a working capital deficiency of $171,064 has not yet achieved profitable operations, has accumulated losses of $3,411,434 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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
February 28, 2009 (Stated in US Dollars)
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

In December 2008, the FASB issued FSP FAS140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company does not expect the adoption of the FSP will have a material effect on its results of operations.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
February 28, 2009 (Stated in US Dollars)
(Unaudited) – Page 9

Note 2	Mineral Properties

Summary of mineral properties expenses for the three-month and nine-month periods ended February 28, 2009 and 2008 and for the cumulative period from date of inception (July 27, 1994) to February 28, 2009:

	DXC	Jiajika
	Salt Lake	Spodumene
	Property	Property

Three months ended February 28, 2009
Administrative	$577	$-
Consulting fees	585	-
Travel	4,239	-
Promotion	4,166	-
	$9,567	$-

Three months ended February 29, 2008
Administrative	$-	$-
Consulting fees	15,509	-
Travel	521
Legal fees	1,389	-
	$17,419	$-

	DXC	Jiajika
	Salt Lake	Spodumene
	Property	Property

Nine months ended February 28, 2009
Administrative	$867	$-
Consulting fees	27,890	-
Travel	15,490	-
Legal fees	7,008	-
Promotion	4,166	-
	$55,421	$-

Nine months ended February 29, 2008
Administrative	$706	$-
Consulting fees	45,131	-
Travel	5,456	-
Legal fees	11,566	-
	$62,859	$-

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
February 28, 2009 (Stated in US Dollars)
(Unaudited) – Page 10

Note 2	Mineral Properties –– (cont’d)

	DXC	Jiajika
	Salt Lake	Spodumene
Summary of mineral property expenditures	Property	Property

From Date of Inception (July 27, 1994) to February 28, 2009
Balance, May 31, 2003	$-	$-
Administrative	-	471
Consulting fees	-	9,263
Travel	-	2,763
Balance, May 31, 2004	-	12,497
Administrative	-	6,598
Consulting fees	-	33,799
Feasibility study	-	157,769
Permit costs	-	150,000
Travel	-	15,085
Balance, May 31, 2005	-	375,748
Administrative	5,560	2,100
Consulting fees	46,629	12,062
Engineering studies	26,933	-
Feasibility study	29,080	-
Geophysical study	31,114	-
Legal fees	623	-
Topography measurement	32,266	-
Travel	30,953	8,009
Wages and benefits	33,601	-
Cost recovery	-	(309,058)
Balance, May 31, 2006	236,759	88,861
Administrative	5,200	-
Consulting fees	134,580	-
Engineering studies	38,063	-
Mining permit	382,920	-
Topography measurement	15,001	-
Legal fees	9,695	-
Travel	53,262	488
Wages and benefits	35,687	-
Balance, May 31, 2007	911,167	89,349
Administrative	706	-
Consulting fees	60,548	-
Travel	5,456	-
Legal fees	11,566	-
Balance, May 31, 2008	989,443	89,349
Administrative	867	-
Consulting fees	27,890	-
Travel	15,490	-
Legal fees	7,008	-
Promotion	4,166	-
Balance, February 28, 2009	$1,044,864	$89,349

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
February 28, 2009 (Stated in US Dollars)
(Unaudited) – Page 11

Note 2	Mineral Properties – (cont’d)

	a)	Dangxiongcuo Salt Lake Project

On September 16, 2005, the Company, through its wholly owned subsidiary, Micro Express Holdings Inc. (“Micro”), signed an agreement (the “Mianping Agreement”) for the development of Dangxiongcuo salt lake property (“DXC Salt Lake”) in Nima county of Naqu district in Tibet, China. The Agreement follows a Letter of Intent signed between the parties on July 11, 2005.

Pursuant to the Mianping Agreement, the parties agreed to set up a Cooperative Company, (the “Cooperative”) to develop the DXC Salt Lake. The objective of the Cooperative was to use the funds provided by the Company and the skills and technology provided by the other party to produce lithium carbonate and borate from brine. The Company, through Micro, was to own 65% of the Cooperative. It was anticipated that the total investment in the Cooperative would be approximately RMB240,000,000 (approximately $34,608,000). The Cooperative Company was never set up. On July 3, 2007, Micro received a letter from the other party to the Mianping Agreement stating that the agreement between Micro and the other party should be deemed terminated as a result of lack of progress in the approval for the establishment of the joint venture company and is considering a lawsuit against the Company and Micro. Micro has responded that the other party’s claim has no legal grounds as the lack of progress is not caused by Micro. There has been no legal action to date and none is expected. By letter dated August 25, 2008, Beijing Mianping Salt Lake Research Institute (“Mianping”) has confirmed that the agreement dated Sept. 16, 2005 was terminated effective July 8, 2008. This agreement was replaced by the agreement with Zhongchuan International Mining Holdings Co. Ltd. dated July 8, 2008

On July 8, 2008, the Company signed an agreement (the "Agreement") with the shareholders of Monte Sea Holdings Ltd. ("Monte Sea Shareholders") and a third party to restructure the transactions contemplated under the September 16, 2005 agreement. The parties wish to jointly develop the DXC Salt Lake property and lithium resources in Tibet including an exploration license, and elsewhere (the “Property”), by way of a cooperative joint venture. Monte Sea Shareholders and the third party are to provide RMB 100,000,000 (US$14,584,000) to finance the DXC property to production.

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

(i) Monte Sea shall have a forty-nine percent (49%) interest in the CJV;

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
February 28, 2009 (Stated in US Dollars)
(Unaudited) – Page 12

a)	Dangxiongcuo Salt Lake Project – (cont’d)

	(ii)	Monte Sea shall be entitled to receive returns on its investment in the CJV on a priority and accelerated basis until its investment in the CJV and the Property is fully recovered; and

	(iii)	Monte Sea shall be permitted to manage the daily operation of the CJV pursuant to a management agreement to be entered into on terms and conditions satisfactory to the Company.

Upon the Agreement being effective and termination of the agreement dated September 16, 2005, the Company will be repaid RMB 6,000,000 (approximately $875,000). As of February 28, 2009 the Company has received $nil in regards to this agreement.

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

Subject to applicable regulatory approval, the Company shall cause 200,000,000 shares to be issued to the Monte Sea Shareholders within ten working days from the date transfer of the exploration license to the CJV is approved by the Chinese regulators, in exchange for all the shares then issued and outstanding in the stock of Monte Sea and held by Monte Sea Shareholders (the "Share Exchange"). The Share Exchange may be conducted and completed at an earlier date as long as the Company and Monte Sea Shareholders may agree in writing. This transaction would be accounted for as a reverse acquisition.

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

As of February 28, 2009, the Company has incurred a total of $1,044,864 in mineral property costs on this property.

b)	Jiajika Spodumene Property

On April 5, 2005, the Company, through its wholly-owned subsidiary Micro Express Ltd. (“MEL”), signed a joint venture contract with a Chinese partner for the establishment of a joint venture company, Jihai Lithium Ltd. and the development of the Jiajika lithium deposit in Kangding District, Sichuan Province, China. On March 3, 2006, both parties agreed to terminate the joint venture and the Chinese partner agreed to pay back RMB2,480,000 ($309,058) incurred by MEL on the project. The Chinese partner agreed to pay RMB1,200,000 ($149,520) and RMB1,280,000 ($159,538) before April 15, 2006 and March 30, 2007, respectively. If the Chinese partner does not pay the RMB1,280,000, the amount will be converted into an interest in the Jiajika project based on the percentage of MEL’s investment as to the registered capital contribution in Jiajika project by the Chinese partner. As at May 31, 2006, the Company had received RMB500,000 ($62,350) and a receivable of RMB1,980,000 ($246,708) was recorded.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
February 28, 2009 (Stated in US Dollars)
(Unaudited) – Page 13

b)	Jiajika Spodumene Property – (cont’d)

As the Chinese partner has not paid the remaining RMB700,000 ($87,170) and the recoverability of the RMB1,280,000 ($159,538) was uncertain, the Company recorded an allowance for doubtful collection totalling $246,708 for the year ended May 31, 2006.

During the nine months ended February 28, 2009, the Company received RMB350,000 (2008 – RMB1,100,000) ($51,174, 2008 - $147,154) from the Chinese partner and this was recorded as a recovery of doubtful collection on the statement of operations.

Subsequent to February 28, 2009, the Company received RMB 150,000 ($21,942) from the Chinese Partner.

As at February 28, 2009, the Company had incurred a total of $398,407 in the Jiajika Spodumene Property before the cumulative cost recovery of RMB2,250,000 ($301,059) up to February 28, 2009.

Note 3	Related Party Transactions

The Company was charged consulting fees for administrative, corporate, financial, engineering, and management services during the three-month and nine-month periods ended February 28, 2009 totalling $33,887 (2008: $29,635) and $86,830 (2008: $87,817) by companies controlled by two directors of the Company respectively.

The Company was charged rental fees included in General and Administrative during the three-month and nine-month periods ended February 28, 2009 totalling $3,946 (2008: $5,308) and $14,115 (2008: $17,324) by a company controlled by a director of the Company respectively.

The Company was charged consulting fees included in mineral property costs during the three-month and nine-month periods ended February 28, 2009 totalling $585 (2008: $1,656) and $4,094 (2008: $4,846) by the Vice President of Micro respectively.

The Company was charged consulting fees included in mineral property costs during the three-month and nine-month periods ended February 28, 2009 in the amount of $Nil (2008: $12,860) and $22,042 (2008: $37,377) by a company controlled by a director of the Company.

Cash and cash equivalents at February 28, 2009 include $22,610 (May 31, 2008: $225,700) held in trust by a director of the Company.

Included in exploration advance is $Nil (May 31, 2008: $8,850) advanced to the Vice-President of Micro. This was utilized against expenses in the year ended May 31, 2009.

Included in accounts payable is $383,302 (May 31, 2008: $414,235) which was due to companies controlled by the directors of the Company for their services provided.

Note 4	Capital Stock

	a)	Capital Stock

On October 2, 2007 the Company issued 324,685 common shares at $0.06 per share to settle accounts payable of $19,480.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
February 28, 2009 (Stated in US Dollars)
(Unaudited) – Page 14

b)	Stock Options

On February 3, 2004, the Board of Directors of the Company approved the 2004 Stock Option Plan which allows the Company to grant up to 3,636,000 stock options as an incentive to directors, officers, employees and consultants.

During the nine months ended February 28, 2009 and year ended May 31, 2008, no stock options were granted or exercised. On February 3, 2009, 3,636,000 stock options with an exercise price of $0.50 per share expired unexercised.

At February 28, 2009, there were no outstanding stock options (May 31, 2008 – 3,636,000).

c)	Share Purchase Warrants

During the nine months ended February 28, 2009, no warrants were exercised, cancelled or expired.

On February 6, 2009, the Company extended the expiry date of 3,817,500 Share Purchase Warrants (the Series "A" Share Purchase Warrants) for one year to the earlier of:

	1)	February 16, 2010; or

	2)	The 90th day after the day on which the weighted average trading price of the Company's shares exceeds $0.85 per share for 30 consecutive trading days.

Upon exercise of the Series "A" Share Purchase Warrant at $0.50 each, the holder will receive one Common Share of the Company and a Series "B" Share Purchase Warrant exercisable at $1.00 expiring one year after the occurrence of either (i) or (ii) as described above. The Series "A" Share Purchase Warrants were originally issued in 2004 pursuant to a private placement commenced in February 2004.

The Company also extended the expiry date of 2,873,990 Share Purchase Warrants (the Series "C" share purchase Warrants) from February 27, 2009 to February 26, 2010. The exercise price of the warrants remains unchanged at $0.18 per share. The Series "C" Share Purchase Warrants were originally issued in September 2006 pursuant to a private placement commenced in August 2006.

As at February 28, 2009, the Company has a total of 3,817,500 and 2,873,990 Series “A” and “C” share purchase warrants outstanding, respectively.

The additional fair value totalling $83,852 has been recorded as stock-based compensation in the consolidated statement of operations. The present value of the Series “A” Warrants assumes a discount rate of 0.82%, and volatility of 223.36% . The present value of the Series “C” Warrants assumes a discount rate of 0.82% and volatility of 244.01% .

Note 5	Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies through amounts held in China in RMB:

	-	cash $22,610 (May 31, 2008 - $225,700); and
	-	cost recovery receivable $33,631 (May 31, 2008 - $59,173), which has been fully allowed for.

Note 6	Comparative Figures

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

Results Of Operations

The Company had no revenue for the three months and nine months ended February 28, 2009 and 2008 except interest income of $9 for the quarter ended February 28, 2009 as compared to $1,363 for the quarter ended February 29, 2008. For the nine months ended February 28, 2009 the Company had interest income of $3,596 as compared to $4,639 for the nine months ended February 29, 2008.

The operating loss increased to $101,613 for the quarter ended February 28, 2009 as compared to $630 for the quarter ended February 29, 2008 and the operating loss for the nine months ended February 28, 2009 increased to $211,786 as compared to $43,057 for the nine months ended February 29, 2008 mainly due to the decrease of recovery of doubtful collection and increase of stock-based compensation.

For the three months ended February 28, 2009, relative to the same period in 2008, consulting services increased by $4,004, while consulting services decreased by $1,276 for the nine months ended February 28, 2009 relative to the same period in 2008.

Accounting, audit and legal fees increased by $1,311 for the three months ended February 28, 2009 when compared to the same period in 2008. Accounting, audit and legal fees increased by $21,613 for the nine months ended February 28, 2009 when compared to the same period in 2008.

Mineral property costs decreased by $7,852 for the three months ended February 28, 2009 when compared to the same period in 2008. Mineral property costs decreased by $7,438 for the nine months ended February 28, 2009 when compared to the same period in 2008.

General and administrative expenses decreased by $1,728 for the three months ended February 28, 2009 when compared to the same period in 2008. General and administrative decreased by $4,014 for the nine months ended February 28, 2009 when compared to the same period in 2008.

The Company expects the trend of losses to continue until we can achieve commercial production on some of the mineral properties, of which there can be no assurance as described in Risk Factors.

Liquidity And Working Capital

As of February 28, 2009, the Company had total current assets of $217,191 and total liabilities of $388,255. As of February 28, 2009, the Company had cash and cash equivalents of $185,227, cash held in trust of $22,610 and negative working capital of $171,064.

Cash used in operating activities for the nine months ended February 28, 2009 was $166,290 as compared to cash provided by operating activities for the same period in 2008 of $94,646. The increase in cash used in operating activities was primarily due to the decrease in recovery of doubtful collection as well as a decline in payables and accrued liabilities.

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

ITEM 4. CONTROLS AND PROCEDURES

a.        Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report, February 28, 2009 and have concluded that the disclosure controls and procedures are effective based upon their evaluation as of the evaluation date.

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

ITEM 4T. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) or 240.15d -15(e) of the Securities Exchange Act of 1934, as amended, as of February 28, 2009. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective. There has been no change in the internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of ss.240.13a -15 or ss.240.15d -15 of the Exchange Act that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol SGGV and is listed on Berlin Bremen Stock Exchange under the symbol GD7. As of February 28, 2009, there were 43,826,175 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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
Date: April 14, 2009

/s/ Richard Shao
Richard Shao, President and Chief Financial Officer
Date: April 14, 2009

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