Form 10-K
period 2009-05-31
STERLING GROUP VENTURES INC
filed 2009-08-28
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

Commission file number: 000-51775

STERLING GROUP VENTURES, INC.
(Exact name of registrant as specified in its charter)

Nevada	72-1535634
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

900 – 789 West Pender Street
Vancouver BC	V6C 1H2
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (604) 893-8891

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ x ]

The aggregate market value of the voting and non-voting share of Common Stock held by non-affiliates of the registrant was approximately $969,047 based on the closing trading price for the common equity as of November 28, 2008 (at $0.04 per share closing price).

The number of shares of common stock, par value $0.001 per share, outstanding as of August 27, 2009 was 43,826,175.

Documents incorporated by reference: None.

STERLING GROUP VENTURES INC.
Form 10-K
TABLE OF CONTENTS

Cautionary Statement Regarding Forward-Looking Statements

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

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “ $” refer to US Dollars, all references to “CA $” refer to Canadian Dollars , all references to “RMB” refer to Chinese Yuan and all references to "common shares" refer to the common shares in our capital stock.

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

PART I

ITEM 1. BUSINESS.

General

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

We are a start-up, exploration stage company engaged in the search and exploration of lithium and related minerals. There is no assurance a commercially viable mineral deposit exists on any of our properties. Further exploration will be required before a final evaluation as to the economic and legal feasibility of our claims is determined. We have not yet generated or realized any revenues from our business operations. Our statutory registered agent's office is located at 123 West Nye Lane, Suite 129, Carson City, Nevada 89706 and our business office is located at 900 – 789 West Pender Street, Vancouver, B.C., Canada, V6C 1H2. Our telephone number is (604) 893-8891 and fax number is (604) 408-8515

Lithium and Lithium Carbonate Overview

Lithium is a solid soft alkali metal which has an atomic number of 3 and is the lightest of all metals, with a density of about half of that of water. The metal is naturally occurring in minute amounts in ore and brine deposits. The major ores used to mine lithium are spodumene, petalite and lepidolite. While spodumene is the most common lithium ore mined, it is also more expensive than mining brine deposits as the process is more complicated.

Lithium carbonate (Li2CO3) occurs naturally in brine or salt lake deposits or water and is the starting point in the manufacturing of lithium and various lithium chemicals which are used in batteries, ceramics and glass, in primary aluminum production, in the manufacture of lubricants and greases, drugs and others products.

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

DXC Salt Lake Project

On July 11, 2005, the Company signed a letter of intent with Beijing Mianping Salt Lake Research Institute (“Mianping”) for the development of Dangxiongcuo (DXC) salt lake property in Nima county of Naqu district in Tibet, China. Pursuant to the Letter of Intent, the parties have agreed to set up a Joint Venture Company in Tibet, China to share the benefits, risks and losses of the project.

On September 16, 2005, the Company through its wholly owned subsidiary, Micro Express Holdings Inc. (“MEH”), signed an agreement (“the Mianping Agreement”) with Beijing Mianping Salt Lake Research Institute for the development of Dangxiongcuo salt lake property in Nima county of Naqu district in Tibet, China. The Agreement follows a Letter of Intent signed between the parties on July 11, 2005.

Mianping which is a private company holds the exploration permit on the Dangxiongcuo Salt Lake and the surrounding area issued by Tibet Bureau of Land and Resources of China. Dangxiongcuo Salt Lake is a classic brine type deposit. The number of the exploration permit is 5400000620013. The area covered by the permit is 89.06 km2 (8,906 hectares) and it was valid until Feb 23, 2007. The recording date is February 24, 2006. Mianping has renewed its permit on March 4th 2007. The new number is 5400000730283. The area covered by the permit is 89.06 km2 (8,906 hectares) and it was valid until March 14th 2008. The recording date is March 4, 2007. The license is now under renewal process. There is a mandated routine for converting this exploration permit into a mining permit.

Pursuant to the Mianping Agreement signed on September 16, 2005, the parties agreed to set up a Cooperative Company (the “Cooperative”) to develop DXC Salt Lake. The objective of the Cooperative was to use the funds provided by Sterling through MEH and the skills and technology provided by Mianping to produce lithium carbonate (Li2CO3), potash and other chemicals from brine. MEH was to own 65% and Mianping 35% of the Cooperative. It was anticipated that the total investment in the Cooperative shall be approximately 240 million RMB (or approximately US$35 million) and would result in production of 5,000 tonnes per year of lithium carbonate and by products (potash and other chemicals). Mianping guaranted the production cost of lithium carbonate would be less than 11,000 RMB per tonne (or approximately US $1,600 per tonne).

On July 3, 2007, MEH received a letter from Mianping stating that the agreement between MEH and Mianping should be deemed terminated as a result of lack of progress in the approval for the establishment of the joint venture company and was considering a lawsuit against the Company and MEH. MEH had responded that Mianping’s claim had no legal grounds as the lack of progress was not caused by MEH or the Company. There has been no legal action to date and none is expected. By letter dated August 25, 2008, Mianping had confirmed to the Company’s auditor that the agreement dated Sept. 16, 2005 was terminated effective July 8, 2008. This agreement was replaced by the agreement with Zhong Chuan International Mining Holdings Co. Ltd. dated July 8, 2008.

On July 8, 2008, the Company signed an agreement (the "Agreement") with Zhong Chuan International Mining Holding Co., Ltd. ("Zhong Chuan"), Ximing Sun and Charles Yan - shareholders of Monte Sea Holdings Ltd. (collectively hereinafter "Monte Sea Shareholders") to restructure the transactions contemplated under the Mianping Agreement signed by Mianping and MEH on September 16, 2005. Pursuant to the Agreement, the parties wish to establish a Sino-foreign cooperative joint venture company ("CJV") for the purpose of applying for and holding required approvals, permits and licenses with respect to the development of the Dangxiongcuo Salt Lake property (the "Property") located in Tibet of China.

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

Under the Agreement, the Mianping Agreement between Mianping and the Company shall be replaced and superseded by this Agreement upon this Agreement becoming effective. Upon this Agreement being effective and termination of the Mianping Agreement, Zhong Chuan shall cause Mianping to repay to the Company RMB 6,000,000 ($875,000) by depositing the said amount into an account designated by the Company. Mianping has not paid the Company the required amount anticipated from the termination of the agreement.

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

The Company intends to, when and as required by the CJV, arrange and complete financing for the operation of the CJV. There are no assurances that the Company will be able to obtain such financing.

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

Subsequent to May 31, 2009, the Company received verbal termination of the Agreement with Zhong Chuan, as advised by third party legal counsel, at a meeting in Beijing, China in July 2009. Formal written notice has not been received from Zhong Chuan. The Agreement in effect, allows Zhong Chuan to terminate the Agreement if it pays the Company double the amount of funds paid by the Company to date to secure and develop the DXC Project. Zhong Chuan has not repaid the required amount as anticipated by the Agreement to date. This unfortunate delay on the part of Zhong Chuan places the termination it gave the Company in dispute as the termination is conditional upon repayment of the required funds. At this point then, the termination is incomplete. The Company is pursuing Zhong Chuan to complete the termination, as the Company deems, is mandated by the Agreement.

Jiajika Project

On September 16, 2003, the Company, through its wholly owned subsidiary, Micro Express Ltd. (“Micro”), entered into an agreement (the “Agreement”) with Sichuan Province Mining Ltd. to acquire a 75% interest in a 30-year mining joint venture company. The joint venture company would hold the mining licenses to develop the Jiajika spodumene property located in Sichuan Province, China for the extraction of lithium and lithium salts. Pursuant to the Agreement, the total investment required was estimated at 88.5 million RMB (US$10.8 million) for the initial capacity of 240,000 tonnes/annum. The initial registered capital was 56 million RMB (US$6.8 million). Sichuan Province Mining Ltd. would contribute 14 million RMB (US$1.7 million) including the mining permits to hold 25% of the JV Company. Micro would contribute 42 million RMB (US$ 5.1 million) to hold 75% of the JV Company.

On April 5, 2005, the Company through Micro, signed a joint venture contract (“JV Contract”) with Sichuan Province Mining Ltd. for setting up a joint venture company, Jihai Lithium Ltd. , and the development of the Jiajika lithium deposit. The Contract follows an agreement signed between the parties on September 16, 2003.

Sichuan Province Mining Ltd. (“SPM”) which is a private Chinese company holds the mining permit on the Jiajika spodumene property in Kangding, Sichuan province, China issued by the Sichuan Bureau of Land and Resources of China. The property is an albite – spodumene pegmatite deposit. The number of mining permit is 5100000410234. The area is 0.88 km2 (88 hectares) and it was valid until November 11, 2006. The recording date is May 24, 2004. Sterling was required to contribute 42 million RMB in order to earn 75% of the Joint Venture to be set up by Sterling and SPM to build an initial capacity of 240,000 tonnes per year mining and processing plant.

On March 3, 2006, the Company, through its wholly owned subsidiary, Micro, signed an agreement (the “Termination Agreement”) with Sichuan Province Mining Ltd. (“SPM”) with respect to Micro’s early investment in the Sichuan Jiajika Spodumene project.

Pursuant to the Termination Agreement, the parties agreed to terminate the joint venture and confirmed that Micro’s early investment of 2.48 million RMB to the Sichuan Jiajika Spodumene project should be paid back at a rate of 1.2 million RMB before April 15, 2006 and 1.28 million RMB before March 30, 2007. Payment should be made directly to Micro by SPM. Neither party shall have any other liabilities to the other party and the Agreement shall replace all previously signed agreements, contracts and MOU between Micro and SPM. As of May 31, 2009, the Company had received the full amount of RMB 2.48 million ($309,058) from SPM.

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

There is Substantial Doubt About the Company’s Ability to Continue as a Going Concern

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol SGGV and is listed on Berlin Bremen Stock Exchange under the symbol GD7. As of May 31, 2009, there were approximately 43,826,175 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

Dilution to the Existing Shareholders

The Company has no other capital resources other than the ability to use its common stock to raise additional capital or the exercise of the warrants by the unit holders. Pursuant to the agreement signed on July 8, 2008 with Zhong Chuan, the Company shall cause total 292,9100,000 shares to be issued to Monte Sea Shareholders for the DXC Salt Lake project, which will significantly dilute the Company's stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTY

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

During the year ended May 31, 2009, the Company was seeking the joint venture company approval from Tibet Government for the DXC Salt Lake project and did not proceed with the exploration and engineering study.

As of the date of this report, the application to establish a joint venture has not yet been approved by the regulators in Tibet, China

As at May 31, 2009, the Company incurred expenses of $1,042,167 related to the DXC Salt Lake Property.

For further discussion of our interests in DXC Salt Lake Property, see the discussion of the agreements under "DXC Salt Lake Project" contained in Item 1, Business.

ITEM 3. LEGAL PROCEEDINGS

We have no knowledge of any pending or threatened material litigation, settlement of litigation, or other material claim involving us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is traded on the OTC Bulletin Board under the symbol “SGGV”. The table below sets forth the high and low sales prices for the Company’s common stock for the fiscal years ended May 31, 2008 and 2009. The quotations below reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Year	Quarter	High ($)	Low ($)
2008	First	0.10	0.07
	Second	0.12	0.05
	Third	0.15	0.03

	Fourth	0.15	0.04
2009	First	0.16	0.04
	Second	0.10	0.01
	Third	0.04	0.01
	Fourth	0.04	0.003

Pacific Stock Transfer Company is the registrar and transfer agent for our common shares, and is located at Suite 240, 500 East Warms Springs Road, Las Vegas, Nevada 89119 (Telephone: (702) 361-3033; Facsimile: (702) 433-1979).

On May 31, 2009, we had 43,826,175 shares of common stock outstanding and we had approximately 40 stockholders of record as of May 31, 2009. There are an estimated 150 beneficial owners of our common stock.

We currently intend to retain all future earnings to fund the development and growth of our business. We have not paid dividends on our common stock and do not anticipate paying cash dividends in the immediate future. We did not repurchase any of our equity securities and have not adopted a stock repurchase program.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

On February 3, 2004, the Board of Directors of the Company approved the 2004 Stock Option Plan which allows the Company to grant up to 3,636,000 stock options as an incentive to directors, officers, employees and consultants.

On May 12, 2004, the Company registered a 2004 incentive stock option plan consisting of 3,636,000 common shares. Pursuant to the stock option plan, the number of shares that may be issued under the plan may not exceed 15% of the issued and outstanding shares of the company. 15% of the issued and outstanding shares of the Company is 6,573,926 as of May 31, 2009.

During the years ended May 31, 2009 and 2008, no stock options were granted or exercised. On February 3, 2009, a total of 3,636,000 stock options with an exercise price of $0.50 per share expired unexercised.

At May 31, 2009, there were no outstanding stock options

Share Purchase Warrants

During the year ended May 31, 2009, no warrant was exercised or cancelled.

As at May 31, 2009 the Company has a total of 3,817,500 and 2,873,990 Series “A” and “C” share purchase warrants outstanding, respectively.

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

On February 7, 2008, the Company extended the expiry date of the 3,817,500 Series “A” Share Purchase Warrants from February 16, 2008 to February 16, 2009. The exercise price of the warrants remains unchanged at $0.50 per share. The Company also extended the expiry date of the 2,873,990 Series “C” Share Purchase Warrants from February 29, 2008 to February 27, 2009. The exercise price of the warrants remains unchanged at $0.18 per share.

On February 6, 2009, the Company re-extended the expiry date of 3,817,500 Series "A" Share Purchase Warrants from February 16, 2009 to February 16, 2010. The exercise price of the warrants remains unchanged at $0.50 per share. The Company also re-extended the expiry date of 2,873,990 Series "C" Share Purchase Warrants from February 27, 2009 to February 26, 2010. The exercise price of the warrants remains unchanged at $0.18 per share

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The information presented here should be read in conjunction with Sterling Group Venture Inc.'s financial statements and other information included in this Form 10-K. When used in this Form 10-K, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Overview

Sterling is a exploration stage company, and its objective is to become a recognized leader in mineral property acquisition, exploration, development and production.

On September 16, 2005, the Company through its wholly owned subsidiary, Micro Express Holdings Inc. (“MEH”), signed an agreement (“the Mianping Agreement”) with Beijing Mianping Salt Lake Research Institute (“Mianping”) for the development of Dangxiongcuo(DXC) salt lake property in Nima county of Naqu district in Tibet, China.

On July 8, 2008, the Company signed an agreement (the "Agreement") with Zhong Chuan International Mining Holding Co., Ltd. ("Zhong Chuan"), Ximing Sun and Charles Yan - shareholders of Monte Sea Holdings Ltd. (collectively hereinafter "Monte Sea Shareholders") to complete an equity financing, to accelerate the development of the DXC salt lake deposits in China and to restructure the transactions contemplated under the Mianping Agreement signed by Beijing Mianping Salt Lake Research Institute ("Mianping") and Micro Express Holdings Inc. ("MEH") on September 16, 2005. Pursuant to the Agreement, the parties wish to establish a Sino-foreign cooperative joint venture company ("CJV") for the purpose of applying for and holding required approvals, permits and licenses with respect to the development of the DXC Salt Lake property (the "Property") located in Tibet of China.

During the year ended May 31, 2009, our efforts continued towards the implementation of the Agreement with Zhong Chuan described earlier.

Results of Operations

The Company had no operating revenue except interest income of $3,678 for the year ended May 31, 2009 and interest income of $5,559 for the year ended May 31, 2008. The Company incurred expenses of $249,083 stemming from accounting audit and legal fees, consulting fees, mineral property costs , travel, stock based compensation, and general and administrative expenditures as compared to $521,999 for the same period last year. The decrease of $272,916 was mainly due to the reduction in mineral property costs and the stock based compensation charge of $83,852 in 2009 and $409,525 in 2008, with respect to the revalued warrants relating to the extension of the expiry date.

The following table shows the company’s mineral property costs in 2009 and 2008. The decrease of mineral property cost was mainly due to the reduction in consulting fees in 2009 compared to 2008:

DXC
Salt Lake
Property

Year ended May 31, 2009
Administrative	$867
Consulting fees	27,890
Travel	16,959
Legal fees	7,008
$52,724

Year ended May 31, 2008
Administrative	$706
Consulting fees	60,548
Travel	5,456
Legal fees	11,566
$78,276

The Company also incurred expenses on the following related party transactions during the year ended May 31, 2009:

(a)

The Company was charged consulting fees for administrative, corporate, financial, engineering, and management services during the year ended May 31, 2009 totalling $123,726 (2008 - $117,284) by companies controlled by two directors of the Company.

(b)	The Company was charged rental fees included in General and Administrative during the year ended May 31, 2009 totalling $17,072 (2008 - $22,656) by a company controlled by a director of the Company.

(c)

The Company was charged consulting fees included in mineral property costs during the year ended May 31, 2009 in the amount of $22,042 (2008 - $50,050) by a company controlled by a director of the Company.

(d)	Included in accounts payable and accrued liabilities is $459,043 (2008 - $414,235) which was due to companies controlled by the directors of the Company for their services provided.

(e)	The Company was charged consulting fees included in mineral property costs during the year ended May 31, 2009 totalling $4,094 (2008 - $6,561) by the Vice President of Micro

(f)	Cash and cash equivalents at May 31, 2009 include $55,320 (2008 - $225,700) held in trust by a director of the Company.

The Company expects the trend of losses to continue at an increasing rate until we can achieve commercial production on some of the mineral properties. However, there can be no assurance that commercial production will be possible on any of the properties in the near or distant future.

Liquidity and Working Capital

As of May 31, 2009, the Company had total current assets of $257,169, and total liabilities of $461,545. As of May 31, 2009, the Company had cash and cash held in trust of $247,322 and negative working capital of $204,376.

Cash used in operating activities for the year ended May 31, 2009 was $126,805 as compared to cash gained in operating activities for the year ended May 31, 2008 of $85,361. The increase in cash used in operating activities was primarily due to the decrease in recovery of doubtful collection as well as a decline in payable and accrued liabilities.

According to the agreement signed with Zhong Chuan on July 8, 2008, Mianping will repay the Company RMB 6,000,000 ($875,000) and Monte Sea Shareholders shall subscribe for 5,000,000 units (the "Units") to be issued by the Company at $0.15 per unit so the Company will raise working capital in the amount of $750,000 to meet its short term working capital requirements.

Subsequent to May 31, 2009, the Company received verbal termination of the Agreement with Zhong Chuan, as advised by third party legal counsel, at a meeting in Beijing, China in July 2009. Formal written notice has not been received from Zhong Chuan. The Agreement in effect, allows Zhong Chuan to terminate the Agreement if it pays the Company double the amount of funds paid by the Company to date to secure and develop the DXC Project. Zhong Chuan has not repaid the required amount as anticipated by the Agreement to date. This unfortunate delay on the part of Zhong Chuan places the termination it gave the Company in dispute as the termination is conditional upon repayment of the required funds. At this point then, the termination is incomplete. The Company is pursuing Zhong Chuan to complete the termination, as the Company deems, is mandated by the Agreement.

The Company has no other capital resources other than the ability to use its common stock to raise additional capital or the exercise of the warrants by the unit holders. The Company’s current cash can provide the Company with working capital for over one year since consulting fees are being accrued. Estimated cash needed for next 12 months is about $80,000. The cash will be mainly used for general administrative, corporate (legal, accounting and audit), financing and management.

No commitments to provide additional funds have been made by management or other stockholders except as set forth above. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover operation expenses except as set forth in the agreement dated July 8, 2008 where under, Zhong Chuan and Monte Sea Shareholders will provide RMB 100,000,000 (US$14,584,000) to put the DXC property into production. As a result of the Company’s financial condition , this raises substantial doubt that the Company will be able to continue as a going concern unless additional capital is raised.

Off-Balance Sheet Arrangements

As of May 31, 2009, we were not involved in any form of off-balance sheet arrangement.

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

Impairment of Long-lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Mineral Properties

Costs of acquiring mineral properties are capitalized by the project area unless the mineral properties do not have proven reserves. Costs to maintain mineral rights and leases are expensed as incurred. When a property reaches the production state, the related capitalized costs are amortized using the unit of production method on the basis of annual estimates of ore reserves. Management reviews the carrying value of mineral properties at least annually and will recognize impairment in value based upon current exploration results, and any impairment or subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations. Mineral property exploration costs are expensed as incurred. Exploration activities conducted jointly with others are reflected at the Company’s proportionate interest in such activities. As at May 31, 2009 and 2008, the Company did not have proven or probable ore reserves.

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

The Company adopted SFAS No. 123R using the modified-prospective transition method. Under that transition method, compensation cost recognized for the year ended May 31, 2007 and thereafter will include: (a) compensation costs for all share-based payments granted prior to, but not yet vested as of June 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to June 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The financial results for the prior periods have not been restated. The Company will amortize stock compensation cost rateable over the requisite service period. Adoption of SFAS No. 123R had no impact on the consolidated financial statements of the Company.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BDO Dunwoody LLP	600 Cathedral Place
Chartered Accountants	925 West Georgia Street
Vancouver, BC, Canada V6C 3L2
Telephone: (604) 688-5421
Telefax: (604) 688-5132
E-mail: vancouver@bdo.ca
www.bdo.ca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Sterling Group Ventures, Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Sterling Group Ventures Inc. (the “Company”) (A Development Stage Company) and its subsidiaries as of May 31, 2009 and 2008 and the related consolidated statements of operations, cash flows and changes in stockholders' equity (capital deficit) for the years then ended and for the period from July 27, 1994 (Date of Inception) to May 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Group Ventures, Inc. and its subsidiaries as of May 31, 2009 and 2008 and the results of their operations and their cash flows for the years then ended and for the period from July 27, 1994 (Date of Inception) to May 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

(signed) “BDO Dunwoody LLP”

Chartered Accountants

Vancouver, Canada
August 27, 2009

BDO Dunwoody LLP is a Limited Liability Partnership registered in Ontario

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
May 31, 2009 and 2008

Stated in U.S. dollars	2009	2008

ASSETS

Current Assets
Cash and cash equivalents	$192,002	$148,427
Cash held in trust - Note 4	55,320	225,700
GST refundable	9,577	5,407
Prepaid expenses	270	11
Exploration advance - Note 4	-	8,850
Total current assets	257,169	388,395

Equipment	454	1,741
Total Assets	$257,623	$390,136

LIABILITIES AND CAPTIAL DEFICIT

Current Liabilities
Accounts payable and accrued liabilities - Note 4	$461,545	$432,505

Capital Deficit
Common Stock : $0.001 Par Value - Note 5
Authorized : 500,000,000
Issued and Outstanding : 43,826,175 (2008 - 43,826,175)	43,826	43,826
Additional Paid In Capital	2,652,924	2,652,924
Warrants - Note 5	544,964	461,112
Accumulated Other Comprehensive Loss	(583)	(583)
Deficit accumulated during the exploration stage	(3,445,053)	(3,199,648)
Total Capital Deficit	(203,922)	(42,369)
Total Liabilities and Capital Deficit	$257,623	$390,136

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended May 31, 2009 and 2008 and
for the period from July 27, 1994 (date of inception) to May 31, 2009

			July 27, 1994
			(Date of
			inception)
			to May 31,
Stated in U.S. dollars	2009	2008	2009

Expenses
Accounting, audit and legal fees	$53,877	$40,239	$370,308
Bank charges	168	215	1,686
Consulting fees - Note 4	124,164	118,268	689,003
Depreciation	1,287	1,734	8,892
Filing fees and transfer agent	2,027	1,656	36,546
Foreign exchange gain	(6,197)	(9,929)	(29,509)
General and administrative - Note 4	19,440	26,855	98,542
Mineral property costs - Notes 3 and 4	52,724	78,276	1,264,394
Printing and mailing	-	-	16,883
Shareholder information and investor relations	1,530	-	61,230
Stock-based compensation - Note 5	83,852	409,525	862,018
Travel and entertainment	1,034	2,314	122,432
Recovery of doubtful collection - Note 3(b)	(84,823)	(147,154)	(272,358)
Allowance for doubtful collection - Note 3(b)	-	-	246,708
	(249,083)	(521,999)	(3,476,775)
Other item
Interest income	3,678	5,559	31,722

Net loss for the period	$(245,405)	$(516,440)	$(3,445,053)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	43,826,175	43,715,871

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended May 31, 2009 and 2008 and
for the period from July 27, 1994 (date of inception) to May 31, 2009

			July 27, 1994
			(Date of
			inception)
			to May 31,
Stated in U.S. dollars	2009	2008	2009
Cash flows from operating activities
Net loss for the period	$(245,405)	$(516,440)	$(3,445,053)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Stock based compensation expense	83,852	409,525	862,018
Depreciation	1,287	1,734	8,892
Permit and engineering studies	-	-	150,000
Shareholder information and investor relations	-	-	20,447
Accounting, audit and legal fees	-	-	49,000
Translation adjustment	-	-	(106)
Changes in non-cash working capital items
related to operations
GST refundable	(4,170)	3,721	(9,577)
Prepaid expenses	(259)	1,953	21,283
Advance receivable	8,850	5,339	-
Accounts payable and accrued liabilities	29,040	179,529	481,025
Net cash provided by (used in) operating activities	(126,805)	85,361	(1,862,071)

Cash flows from investing activities
Advance on investment	-	-	(150,000)
Additions to equipment	-	(564)	(9,346)
Net change in cash held in trust	170,380	(159,564)	(55,320)
Net cash flows provided by (used in) investing activities	170,380	(160,128)	(214,666)

Cash flows from financing activities
Net proceeds on issuance of common stock	-	-	2,266,858
Amounts contributed by director	-	-	1,881
Net cash flows provided by financing activities	-	-	2,268,739

Net increase (decrease) in cash and cash equivalents	43,575	(74,767)	192,002
Cash and cash equivalents - beginning of year	148,427	223,194	-
Cash and cash equivalents - end of year	$192,002	$148,427	$192,002

Cash and cash equivalents consist of:
Cash	$192,002	$47,512	$192,002
Term deposits	-	100,915	-
	$192,002	$148,427	$192,002
Supplemental Information:
Cash paid for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash Transactions:
Issuance of shares for commission paid to broker for
private placement	$-	$-	$72,396
Issuance of shares for services rendered	$-	$19,480	$91,000
Issuance of shares for settlement of accounts payable	$-	$-	$19,480
Issuance of share purchase warrants for finder's fee
paid to broker for private placement	$-	$-	$11,477

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
For the period from July 27, 1994 (date of inception) to May 31, 2009

						Deficit
					Accumulated	Accumulated
		Stock	Additional		Other	During The
	Common	Amount At	Paid In		Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Warrants	Loss	Stage	Total

Balance, July 27, 1994 (Date of inception)	-	$-	$-	$-	$-	$-	$-
Common stock	1	1	-	-	-	-	1
Amount contributed by director	-	-	1,881	-	-	-	1,881
Net loss for the periods	-	-	-	-	-	(7,902)	(7,902)

Balance, May 31, 2001	1	$1	$1,881	$-	$-	$(7,902)	$(6,020)
Net loss of the year	-	-	-	-	-	(1,860)	(1,860)

Balance, May 31, 2002	1	$1	$1,881	$-	$-	$(9,762)	$(7,880)
Net loss of the year	-	-	-	-	-	(1,360)	(1,360)

Balance, May 31, 2003	1	$1	$1,881	$-	$-	$(11,122)	$(9,240)
Reverse acquisition	(1)	(1)	(1,881)	-	-	-	(1,882)
Issuance of common shares for reverse acquisition	25,000,000	25,000	(23,119)	-	-	-	1,881
Outstanding common shares of Company prior to
acquisition	11,360,000	11,360	(10,883)	-	(583)	-	(106)
Issuance of shares for cash pursuant to a private
placement - at $0.50	1,766,000	1,766	881,234	-	-	-	883,000
Stock-based compensation	-	-	368,641	-	-	-	368,641
Net loss of the year	-	-	-	-	-	(527,446)	(527,446)

Balance, May 31, 2004	38,126,000	$38,126	$1,215,873	$-	$(583)	$(538,568)	$714,848
Issuance of shares for cash pursuant to a private
placement - at $0.50	1,950,000	1,950	973,050	-	-	-	975,000
Issuance of shares for finder's fee of
private placement	101,500	102	50,648	-	-	-	50,750
Finders' fees	-	-	(50,750)				(50,750)
Fair value of share purchase warrants (finders' fees)	-	-	(40,110)	40,110	-	-	-
Issuance of shares for services rendered	100,000	100	41,900	-	-	-	42,000
Net loss of the year	-	-	-	-	-	(818,954)	(818,954)

Balance, May 31, 2005	40,277,500	$40,278	$2,190,611	$40,110	$(583)	$(1,357,522)	$912,894

Net loss for the year	-	-	-	-	-	(461,201)	(461,201)

Balance, May 31, 2006	40,277,500	$40,278	$2,190,611	$40,110	$(583)	$(1,818,723)	$451,693

Issuance of shares for cash pursuant to a private
placement - at $0.15	2,750,300	2,750	409,795	-	-	-	412,545
Issuance of shares for finder's fee of
private placement	123,690	124	21,522	-	-	-	21,646
Finders' fees	-	-	(21,646)				(21,646)
Share issuance costs	-	-	(3,687)	-	-	-	(3,687)
Fair value of share purchase warrants (finders' fees)	-	-	(9,895)	9,895	-	-	-
Revaluation of share purchase warrants	-	-	(1,582)	1,582	-	-	-
Issuance of shares for services rendered	350,000	350	48,650	-	-	-	49,000
Net loss for the year	-	-	-	-	-	(864,485)	(864,485)

Balance, May 31, 2007	43,501,490	$43,502	$2,633,768	$51,587	$(583)	$(2,683,208)	$45,066

Issuance of shares for services rendered at $0.06 - Note 5	324,685	324	19,156	-	-	-	19,480
Revaluation of share purchase warrants - Note 5		-	-	409,525	-	-	409,525
Net loss for the year	-	-	-	-	-	(516,440)	(516,440)

Balance, May 31, 2008	43,826,175	$43,826	$2,652,924	$461,112	$(583)	$(3,199,648)	$(42,369)

Revaluation of share purchase warrants - Note 5	-	-	-	83,852	-	-	83,852
Net loss for the year	-	-	-	-	-	(245,405)	(245,405)

Balance, May 31, 2009	43,826,175	$43,826	$2,652,924	$544,964	$(583)	$(3,445,053)	$(203,922)

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2009 and 2008
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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2009, the Company had not yet achieved profitable operations, has a working capital deficiency of $204,376, has accumulated losses of $3,445,053 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

The consolidated financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2009 and 2008
(Stated in US Dollars)
Page 23

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

Mineral Properties

Costs of acquiring mineral properties are capitalized by the project area unless the mineral properties do not have proven reserves. Costs to maintain mineral rights and leases are expensed as incurred. When a property reaches the production state, the related capitalized costs are amortized using the unit of production method on the basis of annual estimates of ore reserves. Management reviews the carrying value of mineral properties at least annually and will recognize impairment in value based upon current exploration results, and any impairment or subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations. Mineral property exploration costs are expensed as incurred. Exploration activities conducted jointly with others are reflected at the Company’s proportionate interest in such activities. As at May 31, 2009 and 2008, the Company did not have proven or probable ore reserves.

Impairment of Long-lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2009 and 2008
(Stated in US Dollars)
Page 24

Note 2	Summary of Significant Accounting Policies – (cont’d)

Asset Retirement Obligations

The Company recognizes the fair value of a liability for an asset retirement obligation in the year in which it is incurred when a reasonable estimate of fair value can be made. The carrying amount of the related long-lived asset is increased by the same amount as the liability.

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation. The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. No asset retirement obligation was recognized at May 31, 2009 and 2008.

Equipment

Equipment is carried at cost and consists of computer equipment. Depreciation is provided on a straight-line basis over the useful life of the equipment being 3 years.

Income Taxes

The Company uses the assets and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, cash held in trust and accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2009 and 2008
(Stated in US Dollars)
Page 25

Note 2	Summary of Significant Accounting Policies – (cont’d)

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of May 31, 2009, the Company had no deposit in a bank beyond insured limits.

Basic Loss per Share

The Company reports basic loss per share in accordance with the SFAS No. 128, “Earnings Per Share”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back any convertible preferred dividend and the after-tax amount of interest in the period associated with any convertible debt. The numerator is also adjusted for any other changes in income or loss that would result from the assumed conversion of these potential common shares. Common share equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net loss position at the calculation date. At May 31, 2009, the Company had 6,691,490 (2008 –10,327,490) common share equivalents in respect to options and warrants. Because the Company incurred a loss, diluted loss per share is the same as basic loss per share.

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

Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period which approximates the exchange rate in effect at the date of the transaction. Translation adjustments from the use of different exchange rates from period to period are included in the Comprehensive Income account in Stockholders’ Equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in the Statement of Operations.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2009 and 2008
(Stated in US Dollars)
Page 26

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

The Company adopted SFAS No. 123R using the modified-prospective transition method. Under that transition method, compensation cost recognized for the year ended May 31, 2007 and thereafter will include: (a) compensation costs for all share-based payments granted prior to, but not yet vested as of June 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to June 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The financial results for the prior periods have not been restated. The Company will amortize stock compensation cost rateable over the requisite service period. Adoption of SFAS No. 123R had no impact on the consolidated financial statements of the Company.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On June 1, 2008, the Company adopted the provisions of SFAS 157, except as it applies to those non-financial assets and non-financial liabilities for which the effective date has been delayed by one year, which the Company will adopt on June 1, 2009.

The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

  Level one – Quoted market prices in active markets for identical assets or liabilities;

  Level two – Inputs other than level one inputs that are either directly or indirectly observable; and

  Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

The adoption of SFAS 157 did not have a material effect on the Company’s financial position or results of operations. The book values of cash and cash equivalents, cash held in trust, accounts payable and accrued liabilities approximate their respective fair values due to the short-term nature of these instruments. The Company has no assets or liabilities that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the year ended May 31, 2009.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2009 and 2008
(Stated in US Dollars)
Page 27

Note 2	Summary of Significant Accounting Policies – (cont’d)

New Accounting Pronouncements – (cont’d)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 will be adopted on June 1, 2009 and, the Company does not expect the adoption of SFAS 159 to have a material effect on its consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 regarding the use of a “simplified” method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company will continue to assess the impact of SAB 110. It is not believed that this will have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Arrangements, that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent., Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for financial statements beginning after December 15, 2008 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is evaluating the impact, if any, the adoption of this consensus will have on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). This standard is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”) and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and the Company will adopt the provisions of FSP 142-3 effective June 1, 2009. The Company is evaluating the impact, if any, the adoption of this consensus will have on its consolidated financial statements.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2009 and 2008
(Stated in US Dollars)
Page 28

Note 2	Summary of Significant Accounting Policies – (cont’d)

New Accounting Pronouncements – (cont’d)

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)” (previously FSP APB 14-a), which will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption will not have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of this Statement shall be reported as a change in accounting principle in accordance with FASB statement No. 154, “Accounting Changes and Error Corrections”. The adoption of FSAS No. 162 will not have an impact on the Company’s consolidated financial statements.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. FSP EITF 03-6-1 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material impact on its consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which addresses the application of Statement of Financial Accounting Standards (“SFAS”) No.157 for illiquid financial instruments. FSP FAS 157-3 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active. The Company does not expect the adoption of FSP FAS 157-3 to have a material effect on its consolidated financial statements.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2009 and 2008
(Stated in US Dollars)
Page 29

Note 2	Summary of Significant Accounting Policies – (cont’d)

New Accounting Pronouncements – (cont’d)

In June 2008, the FASB reached consensus on EITF Issue No. 07-05 (“EITF 07-05”), “Determining Whether an Instrument (or embedded feature) Is Indexed to an Entity’s Own Stock.”. EITF 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption of EITF 07-05 is not permitted. The Company is evaluating the impact the adoption of EITF 07-05 will have on its financial position, results of operations and cash flows.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 ("FSP FAS 107-1 and APB 28-1"), "Interim Disclosures about Fair Value of Financial Instruments". The FSP amends SFAS 107, "Disclosure about Fair Value of Financial Instruments," and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting", to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company is required to adopt FSP FAS 107-1 and APB 28-1 in the quarter ended August 31, 2009. The Company does not currently believe that adopting this FSP will have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FSP FAS 115-2 and FAS 124-2 ("FSP FAS 115-2 and FAS 124-2"), "Recognition and Presentation of Other-Than-Temporary Impairments". The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company is required to adopt FSP FAS 115-2 and FAS 124-2 in the quarter ended August 31, 2009. The Company does not currently believe that adopting this FSP will have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 ("FSP FAS 157-4"), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, "Fair Value Measurements", when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company is required to adopt FSP FAS 157-4 in the quarter ended August 31, 2009. The Company does not currently believe that adopting this FSP will have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 141R “Business Combinations” which is effective for fiscal years beginning after December 15, 2008. SFAS 141R, which will replace FAS 141, is applicable to business combinations consummated after the effective date of December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 141R might have on its financial position or results of operations.

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

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2009 and 2008
(Stated in US Dollars)
Page 30

Note 2	Summary of Significant Accounting Policies – (cont’d)

New Accounting Pronouncements – (cont’d)

is currently evaluating the impact that the adoption of SFAS 160 might have on its financial position or results of operations.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS No. 165 might have on its financial position or results of operations.

Note 3	Mineral Properties

Summary of mineral properties expenses for the years ended May 31, 2009 and 2008 and for the cumulative period from date of inception (July 27, 1994) to May 31, 2009:

DXC
Salt Lake
Property

Year ended May 31, 2009
Administrative	$867
Consulting fees	27,890
Travel	16,959
Legal fees	7,008
$52,724

Year ended May 31, 2008
Administrative	$706
Consulting fees	60,548
Travel	5,456
Legal fees	11,566
$78,276

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2009 and 2008
(Stated in US Dollars)
Page 31

Note 3	Mineral Properties –– (cont’d)

	DXC	Jiajika
	Salt Lake	Spodumene
Summary of mineral property expenditures	Property	Property

From Date of Inception (July 27, 1994) to May 31, 2009
Balance, May 31, 2003	$-	$-
Administrative	-	471
Consulting fees	-	9,263
Travel	-	2,763
Balance, May 31, 2004	-	12,497
Administrative	-	6,598
Consulting fees	-	33,799
Feasibility study	-	157,769
Permit costs	-	150,000
Travel	-	15,085
Balance, May 31, 2005	-	375,748
Administrative	5,560	2,100
Consulting fees	46,629	12,062
Engineering studies	26,933	-
Feasibility study	29,080	-
Geophysical study	31,114	-
Legal fees	623	-
Topography measurement	32,266	-
Travel	30,953	8,009
Wages and benefits	33,601	-
Cost recovery	-	(309,058)
Balance, May 31, 2006	236,759	88,861
Administrative	5,200	-
Consulting fees	134,580	-
Engineering studies	38,063	-
Mining permit	382,920	-
Topography measurement	15,001	-
Legal fees	9,695	-
Travel	53,262	488
Wages and benefits	35,687	-
Balance, May 31, 2007	911,167	89,349
Administrative	706	-
Consulting fees	60,548	-
Travel	5,456	-
Legal fees	11,566	-
Balance, May 31, 2008	989,443	89,349
Administrative	867	-
Consulting fees	27,890	-
Travel	16,959	-
Legal fees	7,008	-
Balance, May 31, 2009	$1,042,167	$89,349

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2009 and 2008
(Stated in US Dollars)
Page 32

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

Pursuant to the Mianping Agreement, the parties agreed to set up a Cooperative Company, (the “Cooperative”) to develop the DXC Salt Lake. The objective of the Cooperative was to use the funds provided by the Company and the skills and technology provided by the other party to produce lithium carbonate and borate from brine. The Company, through Micro, was to own 65% of the Cooperative. It was anticipated that the total investment in the Cooperative would be approximately 240 million RMB (or approximately US$35 million). The Cooperative Company was never set up. On July 3, 2007, Micro received a letter from the other party to the Mianping Agreement stating that the agreement between Micro and the other party should be deemed terminated as a result of lack of progress in the approval for the establishment of the joint venture company and is considering a lawsuit against the Company and Micro. Micro has responded that the other party’s claim has no legal grounds as the lack of progress is not caused by Micro. There has been no legal action to date and none is expected. By letter dated August 25, 2008, Beijing Mianping Salt Lake Research Institute (“Mianping”) has confirmed that the agreement dated Sept. 16, 2005 was terminated effective July 8, 2008. This agreement was replaced by the agreement with Zhong Chuan International Mining Holdings Co. Ltd. dated July 8, 2008.

On July 8, 2008, the Company signed an agreement (the "Agreement") with the shareholders of Monte Sea Holdings Ltd. ("Monte Sea Shareholders") and a third party to restructure the transactions contemplated under the September 16, 2005 agreement. The parties wish to jointly develop the DXC Salt Lake property and lithium resources in Tibet including an exploration license, and elsewhere (the “Property”), by way of a cooperative joint venture. Monte Sea Shareholders and the third party are to provide RMB 100,000,000 ($14,584,000) to finance the DXC property to production.

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

If for any Chinese regulatory or policy reasons, Monte Sea is not permitted to have more than fifty-one percent (51%) interest in the CJV, then the CJV agreement will be revised such that:

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2009 and 2008
(Stated in US Dollars)
Page 33

Note 3	Mineral Properties – (cont’d)

a)	Dangxiongcuo Salt Lake Project – (cont’d)

	(i)	Monte Sea shall have a forty-nine percent (49%) interest in the CJV;

	(ii)	Monte Sea shall be entitled to receive returns on its investment in the CJV on a priority and accelerated basis until its investment in the CJV and the Property is fully recovered; and

	(iii)	Monte Sea shall be permitted to manage the daily operation of the CJV pursuant to a management agreement to be entered into on terms and conditions satisfactory to the Company.

Upon the Agreement being effective and termination of the agreement dated September 16, 2005, the Company will be repaid RMB 6,000,000 (approximately $875,000). As of May 31, 2009 the Company has received $nil in regards to this agreement.

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

The Company intends to, when and as required by the CJV, arrange and complete financing for the operation of the CJV.

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

As of May 31, 2009, the Company has incurred a total of $1,042,167 in mineral property costs on this property.

Susequent to May 31, 2009, the Company received verbal termination of the Agreement with Zhong Chuan in July 2009, as advised by third party legal counsel, at a meeting in Beijing, China. The Agreement, in effect, allows Zhong Chuan to terminate the Agreement if it pays the Company

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2009 and 2008
(Stated in US Dollars)
Page 34

Mineral Properties – (cont’d)

a)	Dangxiongcuo Salt Lake Project – (cont’d)

double the amount of funds paid by the Company to date to secure and develop the DXC Project. Zhong Chuan has not paid the required amount anticipated by the agreement to date. The delay in payment has delayed the termination process and the Company is pursuing Zhong Chuan to complete the termination, as the Company deems, is mandated by the Agreement.

b)	Jiajika Spodumene Property

On September 16, 2003, the Company, through its wholly owned subsidiary, Micro Express Ltd. (“Micro”), entered into an agreement (the “Agreement”) with Sichuan Province Mining Ltd. to acquire a 75% interest in a 30-year mining joint venture company. The joint venture company would hold the mining licenses to develop the Jiajika spodumene property located in Sichuan Province, China for the extraction of lithium and lithium salts. Pursuant to the Agreement, the total investment required was estimated at 88.5 million RMB (US$10.8 million) for the initial capacity of 240,000 tonnes/annum. The initial registered capital was 56 million RMB (US$6.8 million). Sichuan Province Mining Ltd. would contribute 14 million RMB (US$1.7 million) including the mining permits to hold 25% of the JV Company. Micro would contribute 42 million RMB (US$ 5.1 million) to hold 75% of the JV Company.

On April 5, 2005, the Company, through its wholly-owned subsidiary Micro Express Ltd. (“MEL”), signed a joint venture contract with a Chinese partner for the establishment of a joint venture company, Jihai Lithium Ltd. and the development of the Jiajika lithium deposit in Kangding District, Sichuan Province, China. On March 3, 2006, both parties agreed to terminate the joint venture and the Chinese partner agreed to pay back RMB2,480,000 ($309,058) incurred by MEL on the project. The Chinese partner agreed to pay RMB1,200,000 ($149,520) and RMB1,280,000 ($159,538) before April 15, 2006 and March 30, 2007, respectively. If the Chinese partner does not pay the RMB1,280,000, the amount will be converted into an interest in the Jiajika project based on the percentage of MEL’s investment as to the registered capital contribution in Jiajika project by the Chinese partner. As at May 31, 2006, the Company had received RMB500,000 ($62,350) and a receivable of RMB1,980,000 ($246,708) was recorded. As of May 31, 2009, the Company had received the full amount of RMB2,480,000 ($334,707) from the Chinese partner.

As the Chinese partner had not paid the remaining RMB700,000 ($87,170) and the recoverability of the RMB1,280,000 ($159,538) was uncertain, the Company recorded an allowance for doubtful collection totalling $246,708 for the year ended May 31, 2006.

During the year ended May 31, 2009, the Company received RMB580,000 ($84,823) (2008 - RMB1,100,000 ($147,154)) from the Chinese partner and this was recorded as a recovery of doubtful collection on the statement of operations.

At May 31, 2009, the Company had incurred a total of $398,407 in the Jiajika Spodumene Property before the cumulative cost recovery of RMB2,480,000 ($309,058) up to May 31, 2009.

Note 4	Related Party Transactions

The Company was charged consulting fees for administrative, corporate, financial, engineering, and management services during the year ended May 31, 2009 totalling $123,726 (2008 - $117,284) by companies controlled by two directors of the Company.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2009 and 2008
(Stated in US Dollars)
Page 35

Note 4	Related Party Transactions – (cont’d)

The Company was charged rental fees included in General and Administrative expense during the year ended May 31, 2009 totalling $17,072 (2008 - $22,656) by a company controlled by a director of the Company.

The Company was charged consulting fees included in mineral property costs during the year ended May 31, 2009 totalling $4,094 (2008 - $6,561) by the Vice President of Micro.

The Company was charged consulting fees included in mineral property costs during the year ended May 31, 2009 in the amount of $22,042 (2008 - $50,050) by a company controlled by a director of the Company.

Cash and cash equivalents at May 31, 2009 include $55,320 (2008 - $225,700) held in trust by a director of the Company.

Included in exploration advance is $nil (2008 - $8,850) advanced to the Vice-President of Micro. This was utilized against expenses in the year ended May 31, 2009.

Included in accounts payable and accrued liabilities is $459,043 (2008 - $414,235) which was due to companies controlled by the directors of the Company for their services provided.

Note 5	Capital Stock

a)	Capital Stock

On October 2, 2007 the Company issued 324,685 common shares at $0.06 per share to settle accounts payable of $19,480.

b)	Stock Options

On February 3, 2004, the Board of Directors of the Company approved the 2004 Stock Option Plan which allows the Company to grant up to 3,636,000 stock options as an incentive to directors, officers, employees and consultants.

During the years ended May 31, 2009 and 2008, no stock options were granted or exercised. On February 3, 2009, 3,636,000 stock options with an exercise price of $0.50 per share expired unexercised.

At May 31, 2009, there were no outstanding stock options (2008 – 3,636,000).

c)	Share Purchase Warrants

Share purchase warrants outstanding at May 31, 2009 were as follows:

Number	Price	Expiry

3,817,500	$0.50	February 16, 2010
2,873,990	$0.18	February 26, 2010
6,691,490

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2009 and 2008
(Stated in US Dollars)
Page 36

Note 5	Capital Stock – (cont’d)

c)	Share Purchase Warrants – (cont’d)

During the year ended May 31, 2009 and 2008, no warrants were exercised, cancelled or expired. Each Series “A” warrant entitles the holder thereof the right to purchase one common share at $0.50 per share expiring on the earlier of:

	1)	February 16, 2008; or
	2)	The 90th day after the day on which the weighted average trading price of the Company's shares exceeds $0.85 per share for 30 consecutive trading days.

Upon exercise of the Series "A" Share Purchase Warrant at $0.50 each, the holder will receive one Common Share of the Company and a Series "B" Share Purchase Warrant exercisable at $1.00 expiring one year after the occurrence of either (i) or (ii) as described above. The Series "A" Share Purchase Warrants were originally issued in 2004 pursuant to a private placement commenced in February 2004.

On February 7, 2008, the Company extended the expiry date of the 3,817,500 Series “A” Share Purchase Warrants from February 16, 2008 to February 16, 2009. The exercise price of the warrants remains unchanged at $0.50 per share. The additional fair value of the 3,817,500 extended life Series “A” Share Purchase Warrants was estimated at $252,989, by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 218.52%, risk free interest rates of 2.08%, and expected life of 1 year.

On February 6, 2009, the Company re-extended the expiry date of 3,817,500 Share Purchase Warrants (the Series "A" Share Purchase Warrants) from February 16, 2009 to February 16, 2010. The exercise price of the warrants remains unchanged at $0.50 per share. The additional fair value of the 3,817,500 extended life Series “A” Share Purchase Warrants was estimated at $35,593 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 223.36%, risk free interest rates of 0.82%, and expected life of 1 year.

On February 7, 2008, the Company extended the expiry date of the 2,873,990 Series “C” Share Purchase Warrants from February 29, 2008 to February 27, 2009. The exercise price of the warrants remained unchanged at $0.18 per share. The additional fair value of the 2,873,990 extended life Series “C” Share Purchase Warrants was estimated at $156,536, by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0% expected volatility of 222.09%, risk-free interest rates of 2.08% and expected life of 1 year.

The Company also re-extended the expiry date of 2,873,990 Share Purchase Warrants (the Series "C" share purchase Warrants) from February 27, 2009 to February 26, 2010. The exercise price of the warrants remains unchanged at $0.18 per share. The Series "C" Share Purchase Warrants were originally issued in September 2006 pursuant to a private placement commenced in August 2006. The additional fair value of the 2,873,990 extended life Series “C” Share Purchase Warrants was estimated at $48,259 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0% expected volatility of 244.01%, risk-free interest rates of 0.82% and expected life of 1 year.

At May 31, 2009, the Company has a total of 3,817,500 and 2,873,990 Series “A” and “C” share purchase warrants outstanding, respectively.

The additional fair value totalling $83,852 (2008 - $409,525) has been recorded as stock-based compensation in the consolidated statement of operations.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2009 and 2008
(Stated in US Dollars)
Page 37

Note 6	Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies through amounts held in China in RMB:

	-	cash in trust $55,320 (2008 - $225,700); and
	-	cost recovery receivable $nil (2008 - $59,173), which has been fully allowed for.

Note 7	Deferred Tax Assets

The Company's income tax expense for the years ended May 31, 2009 and 2008 differed from the United States statutory rates:

	2009	2008

Effective tax rate	35%	35%

Statutory rate applied to loss before income taxes	$(85,800)	$(44,400)
Increase in income taxes resulting from:
Non-deductible expenses	29,400	500
Change in valuation allowance	56,400	43,900
Income tax expense	$-	$-

The significant components of the Company’s deferred tax assets are as follows:

	2009	2008
Future income tax assets (liability)
Share issuance cost	$5,200	$10,400
Equipment	3,700	3,300
Mineral property and related deferred exploration	500,000	481,500
Non-capital losses	374,900	332,200
	883,800	827,400
Valuation allowance	(883,800)	(827,400)
	$-	$-

At May 31, 2009, the Company has incurred accumulated net operating losses totalling approximately $1,350,000 which are available to reduce taxable income in future taxation years.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2009 and 2008
(Stated in US Dollars)
Page 38

Note 7	Deferred Tax Assets – (cont’d)

These losses expire as follows:

Year of Expiry
Amount

2025	$359,680
2026	213,619
2027	256,068
2028	119,731
2029	121,986
$1,071,084

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

As at May 31, 2009, the Company is in arrears on filing its statutory income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates. In addition, the Company could be subject to penalties for these unfiled tax returns.

Note 8	Comparative Figures

Certain comparative figures have been reclassified to conform to current year’s presentation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a.      Evaluation of Disclosure Controls and Procedures:

The management of the Company has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period of the report, May 31, 2009 and has concluded that the disclosure controls, and procedures was effective based upon their evaluation as of the evaluation date.

b.      Management's Report on Internal Control over Financial Reporting

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company's internal controls over financial reporting as defined in Rules 13a-15(e) or 240.15d -15(e) of the Securities Exchange Act of 1934, as amended, as of May 31, 2009. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's internal controls over financial reporting are effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

c. Changes in Internal Control over Financial Reporting:

There were no significant changes in the small business issuers internal control over financial reporting identified in connection with the Company evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange act that during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of the Company hold office until the next annual general meeting of the shareholders or until their successors are duly elected and qualified. The officers of our company are appointed by our board of directors and hold office until the earlier of death, retirement, resignation or removal.

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected / Appointed
Richard Shao	President, Director, CFO	46	January 21, 2004
Raoul Tsakok	Chairman of the Board, CEO	59	January 21, 2004
Gerald Runolfson	Director	67	April 5, 2004
Robert Smiley	Director	65	June 6, 2007

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

Robert G. Smiley, J. D, Director

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

Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of Mr. Raoul Tsakok, Mr. Richard Shao and Mr. Robert Smiley. During the year ended May 31, 2009, the audit committee met six times. A copy of our audit committee charter is filed as an exhibit to this Form 10-K.

The Audit Committee's responsibilities include:

  selecting and reviewing our independent registered public accounting firm and their services;

  reviewing and discussing the audited financial statements, related accounting and auditing principles, practices and disclosures with the appropriate members of management;

  reviewing and discussing our quarterly financial statements prior to the filing of those quarterly financial statements;

  establishing procedures for the receipt of, and response to, any complaints received regarding accounting, internal accounting controls, or auditing matters, including anonymous submissions by employees;

  reviewing the accounting principles and auditing practices and procedures to be used for the audit of our financial statements and reviewing the results of those audits; and

  monitoring the adequacy of our operating and internal controls as reported by management and the independent registered public accounting firm.

Code of Ethics

We have adopted a corporate code of ethics that applies to all employees, including our directors and officers. A copy of the code of ethics is filed as an exhibit to this Form 10-K. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

ITEM 11. EXECUTIVE COMPENSATION

(a) Officers' Compensation.

Compensation paid by the Company for all services provided up to the fiscal year ended May 31, 2009 to each of the executive officers and to all officers as a group is set forth below.

SUMMARY COMPENSATION TABLE OF EXECUTIVES

		Cash Compensation				Security Grants
Name and	Year	Salary	Bonus	Annual	Restricted	Securities	Long Term	LTIP	All Other
Principal	ended	( $)		Compensation	Stock	Underlying	Compensation	Payments	Compensation
Position	May 31,			/ Other	Awards	Options /	/ Options
				( $)		SARs (#)
						(SHARES)
Richard Shao	2008	0	0	71,501	0	0	0	0	0
President	2009	0	0	62,076	0	0	0	0	0
Raoul Tsakok	2008	0	0	72,000	0	0	0	0	0
Chairman	2009	0	0	63,000	0	0	0	0	0
Kathy Wang	2008	0	0	23,834	0	0	0	0	0
Secretary	2009	0	0	20,692	0	0	0	0	0
Officers as A	2008	0	0	167,335	0	0	0	0	0
Group	2009	0	0	145,768	0	0	0	0	0

(b) Directors' Compensation

Directors who are also officers receive no cash compensation for services as a director. However, the directors will be reimbursed for out-of-pocket expenses incurred in connection with attendance at board and committee meetings. The Company granted options to directors under its 2004 Incentive Stock Option Plan subsequently adopted.

SUMMARY COMPENSATION TABLE OF DIRECTORS
(For fiscal year ended May 31, 2008)

		Cash Compensation			Security Grants
Name and Principal Position	Year ended May 31,	Annual Retainer Fees ($)	Meeting Fees ($)	Consulting Fees/ Other Fees ( $)	Number of Shares (#)	Securities Underlying Options / SARs (#) (SHARES)	LTIP Payments	All Other Compensation
Raoul Tsakok Director	2008	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0
Richard Shao Director	2008	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0
Gerald Runolfson Director	2008	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0
Robert G. Smiley Director	2008	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0
Directors as a Group	2008	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0

During the year ended May 31, 2004, we granted 2,100,000 stock options to our directors or officers. The options were granted at an exercise price of $0.50 per share and expired on February 3, 2009. During the year ended May 31, 2009, no stock options were granted to our directors or officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 27, 2009, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated. As of August 27, 2009, there were 43,826,175 common shares issued and outstanding.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class(2)
Common stock	Raoul Tsakok	15,000,000 (3)	34.23%
Common stock	Richard Shao	4,000,000	9.13%
Common stock	Gerald Runolfson	1,500,000 (4)	3.42%
Common stock	Robert Smiley	0	0
	TOTAL	20,500,000	46.78%

(1)	The address of each beneficial owner is 900 – 789 West Pender Street, Vancouver, BC V6C 1H2 Canada
(2)

Based on 43,826,175 shares outstanding as of August 27, 2009 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

(3)	15,000,000 common shares held through Cobilco Inc.
(4)	Includes 600,000 common shares and 300,000 “A” warrants, 300,000 “B” warrants and 300,000 “C” warrants held through Elkon Products Inc.

Changes in Control

Pursuant to the agreement signed on July 8, 2008 with Zhong Chuan, the Company will cause 287,910,000 shares in the capital of the Company to be issued to Monte Sea Shareholders for the DXC Salt Lake project. This share issuance will result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

BDO Dunwoody (“BDO”) provided audit services to the Company in connection with its annual report for the fiscal year ended May 31, 2009 and May 31, 2008. The aggregate fees billed by BDO for the May 31, 2009 year ended audit and the fiscal year 2009 quarterly reviews of the Company was $42,284. The aggregate fees billed by BDO for the May 31, 2008 year ended audit and the fiscal year 2008 quarterly reviews of the Company was $29,247.

Audit Related Fees

No fees were billed by BDO to the Company for professional services that are reasonably related to the audit or review of the Company's financial statements that are not disclosed in "Audit Fees" above.

Tax Fees

No fees were billed by BDO to the Company in the years ended May 31, 2009 and 2008 for professional tax services.

All Other Fees

No fees were billed by BDO to the Company for other professional services rendered or any other services not disclosed above during the years ended May 31, 2009 and 2008.

Audit Committee Pre-Approval

The Audit Committee has the sole authority to appoint, terminate and replace our independent auditor and to approve the scope, fees and terms of all audit engagements, as well as all permissible non-audit engagements of our independent auditor.

All audit work was performed by the auditors' full time employees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial Statements.

Our consolidated financial statements are included in Part II, Item 8 of this report:

2.	Financial statement schedules and supplementary information required to be submitted.

Schedules other than that listed above are omitted because they are not applicable.

3.	Exhibits

A list of the exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index beginning on page 46 of this report. Those exhibits incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. Otherwise, the exhibits are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING GROUP VENTURES, INC.

(Registrant)

By:	/s/ Richard Shao

Richard Shao, President and Chief Financial Officer
Date: August 27, 2009

By:	/s/ Raoul Tsakok

Raoul Tsakok, Chairman and Chief Executive Officer
Date: August 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard Shao

Richard Shao, President and Chief Financial Officer
Date: August 27 2009

By:	/s/ Raoul Tsakok

Raoul Tsakok, Chairman and Chief Executive Officer
Date: August 27, 2009

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

10.4

Agreement for Termination of Joint Venture between Micro Express Ltd. and Sichuan Province Mining Ltd., dated March 3, 2006 (Filed as Exhibit 10.1 to the Company's current report on Form 8- K filed on March 6, 2006, and incorporated herein by reference).

10.5

Agreement between the Company, Zhong Chuan International Mining Holding Co., Ltd. , and shareholders of Monte Sea Holdings Ltd., dated July 8, 2008 (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on July 15, 2008, and incorporated herein by reference).

14.1	Code of Ethics . Filed herewith.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
99.1	Audit Committee Charter. Filed herewith.