Form 10-Q
period 2009-08-31
STERLING GROUP VENTURES INC
filed 2009-10-14
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended August 31, 2009.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 13, 2009.

Title of each class	Number of shares
Common Stock, par value $0.001 per share	43,826,175

STERLING GROUP VENTURES, INC.
FORM 10-Q
INDEX

		Page

PART I - FINANCIAL INFORMATION		3

Item 1.	Financial Statements (unaudited)	3

	Interim Consolidated Balance Sheets of Sterling Group Ventures, Inc. at August 31, 2009 and May 31, 2009	3

	Interim Consolidated Statements of Operations for the three months ended August 31, 2009 and 2008 and for the Period from July 27, 1994 (Date of Inception) to August 31, 2009	4

	Interim Consolidated Statements of Cash Flows for the three months ended August 31, 2009 and 2008 and for the Period from July 27, 1994 (Date of Inception) to August 31, 2009	5

	Interim Consolidated Statements of Stockholders' Equity for the period from July 27, 1994 (Date of Inception) to August 31, 2009	6

	Notes to the Interim Consolidated Financial Statements	7-19

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls And Procedures	22

PART II - OTHER INFORMATION		23

Item 1.	Legal Proceedings	23

Item 1A	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signatures		26

Index to Exhibits		27

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
August 31, 2009 and May 31, 2009

	August 31,	May 31,
Stated in U.S. dollars	2009	2009
	(Unaudited)
ASSETS

Current Assets
Cash	$238,892	$192,002
Cash held in trust - Note 5	33	55,320
GST refundable	11,356	9,577
Prepaid expenses	74	270
Total current assets	250,355	257,169

Equipment	188	454
Total Assets	$250,543	$257,623

LIABILITIES AND CAPTIAL DEFICIT

Current Liabilities
Accounts payable and accrued liabilities - Note 3	$504,086	$461,545

Capital Deficit
Common Stock : $0.001 Par Value - Note 4
Authorized : 500,000,000
Issued and Outstanding : 43,826,175	43,826	43,826
Additional Paid In Capital	2,652,924	2,652,924
Warrants - Note 4	544,964	544,964
Accumulated Other Comprehensive Loss	(583)	(583)
Deficit accumulated during the exploration stage	(3,494,674)	(3,445,053)
Total Capital Deficit	(253,543)	(203,922)
Total Liabilities and Capital Deficit	$250,543	$257,623

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended August 31, 2009 and 2008 and
for the period from July 27, 1994 (date of inception) to August 31, 2009
(Unaudited)

			July 27, 1994
			(Date of
			inception)
	Three months ended August 31,		to August 31,
Stated in U.S. dollars	2009	2008	2009

Expenses
Accounting, audit and legal fees	$32,449	$25,582	$402,757
Bank charges	131	62	1,817
Consulting fees - Note 3	5,515	28,991	694,518
Depreciation	266	327	9,158
Filing fees and transfer agent	1,846	454	38,392
Foreign exchange loss (gain)	1,192	(12,476)	(28,317)
General and administrative - Note 3	3,549	6,119	102,091
Mineral property costs - Note 2	4,694	29,596	1,269,088
Printing and mailing	-	-	16,883
Shareholder information and investor relations	-	1,530	61,230
Stock-based compensation	-	-	862,018
Travel and entertainment	-	-	122,432
Recovery of doubtful collection - Note 2(b)	-	-	(272,358)
Allowance for doubtful collection - Note 2(b)	-	-	246,708
	(49,642)	(80,185)	(3,526,417)
Other item
Interest income	21	3,523	31,743

Net loss for the period	$(49,621)	$(76,662)	$(3,494,674)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	43,826,175	43,826,175

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended August 31, 2009 and 2008 and
for the period from July 27, 1994 (date of inception) to August 31, 2009
(Unaudited)

			July 27, 1994
			(Date of
			inception)
	Three months ended August 31,		to August 31,
Stated in U.S. dollars	2009	2008	2009
Cash flows from operating activities
Net loss for the period	$(49,621)	$(76,662)	$(3,494,674)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Stock based compensation expense	-	-	862,018
Depreciation	266	327	9,158
Permit and engineering studies	-	-	150,000
Shareholder information and investor relations	-	-	20,447
Accounting, audit and legal fees	-	-	49,000
Translation adjustment	-	-	(106)
Changes in non-cash working capital items
related to operations
GST refundable	(3,506)	(2,118)	(11,356)
Prepaid expenses	(68)	11	21,479
Advance receivable	1,307	(142)	-
Accounts payable and accrued liabilities	17,766	52,169	523,566
Net cash used in operating activities	(33,856)	(26,415)	(1,870,468)

Cash flows from investing activities
Advance on investment	-	-	(150,000)
Additions to equipment	-	-	(9,346)
Net change in cash held in trust	55,287	-	(33)
Net cash flows provided by (used in) investing activities	55,287	-	(159,379)

Cash flows from financing activities
Net proceeds on issuance of common stock	-	-	2,266,858
Amounts contributed by director	-	-	1,881
Net cash flows provided by financing activities	-	-	2,268,739

Foreign currency translation effect on cash	25,459

Net increase (decrease) in cash	21,431	(26,415)	238,892
Cash - beginning of period	192,002	374,127	-
Cash - end of period	$238,892	$347,712	$238,892

Supplemental Information:
Cash paid for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash Transactions:
Issuance of shares for commission paid to broker for
private placement	$-	$-	$72,396
Issuance of shares for services rendered	$-	$-	$91,000
Issuance of shares for settlement of accounts payable	$-	$-	$19,480
Issuance of share purchase warrants for finder's fee
paid to broker for private placement	$-	$-	$11,477

See accompanying notes to the consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
For the period from July 27, 1994 (date of inception) to August 31, 2009
(Unaudited)

						Deficit
					Accumulated	Accumulated
		Stock	Additional		Other	During The
	Common	Amount At	Paid In		Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Warrants	Loss	Stage	Total

Balance, July 27, 1994 (Date of inception)	-	$-	$-	$-	$-	$-	$-
Common stock	1	1	-	-	-	-	1
Amount contributed by director	-	-	1,881	-	-	-	1,881
Net loss for the periods	-	-	-	-	-	(7,902)	(7,902)

Balance, May 31, 2001	1	$1	$1,881	$-	$-	$(7,902)	$(6,020)
Net loss of the year	-	-	-	-	-	(1,860)	(1,860)

Balance, May 31, 2002	1	$1	$1,881	$-	$-	$(9,762)	$(7,880)
Net loss of the year	-	-	-	-	-	(1,360)	(1,360)

Balance, May 31, 2003	1	$1	$1,881	$-	$-	$(11,122)	$(9,240)
Reverse acquisition	(1)	(1)	(1,881)	-	-	-	(1,882)
Issuance of common shares for reverse acquisition	25,000,000	25,000	(23,119)	-	-	-	1,881
Outstanding common shares of Company prior to
acquisition	11,360,000	11,360	(10,883)	-	(583)	-	(106)
Issuance of shares for cash pursuant to a private
placement - at $0.50	1,766,000	1,766	881,234	-	-	-	883,000
Stock-based compensation	-	-	368,641	-	-	-	368,641
Net loss of the year	-	-	-	-	-	(527,446)	(527,446)

Balance, May 31, 2004	38,126,000	$38,126	$1,215,873	$-	$(583)	$(538,568)	$714,848
Issuance of shares for cash pursuant to a private
placement - at $0.50	1,950,000	1,950	973,050	-	-	-	975,000
Issuance of shares for finder's fee of
private placement	101,500	102	50,648	-	-	-	50,750
Finders' fees	-	-	(50,750)				(50,750)
Fair value of share purchase warrants (finders' fees)	-	-	(40,110)	40,110	-	-	-
Issuance of shares for services rendered	100,000	100	41,900	-	-	-	42,000
Net loss of the year	-	-	-	-	-	(818,954)	(818,954)

Balance, May 31, 2005	40,277,500	$40,278	$2,190,611	$40,110	$(583)	$(1,357,522)	$912,894

Net loss for the year	-	-	-	-	-	(461,201)	(461,201)

Balance, May 31, 2006	40,277,500	$40,278	$2,190,611	$40,110	$(583)	$(1,818,723)	$451,693

Issuance of shares for cash pursuant to a private
placement - at $0.15	2,750,300	2,750	409,795	-	-	-	412,545
Issuance of shares for finder's fee of
private placement	123,690	124	21,522	-	-	-	21,646
Finders' fees	-	-	(21,646)				(21,646)
Share issuance costs	-	-	(3,687)	-	-	-	(3,687)
Fair value of share purchase warrants (finders' fees)	-	-	(9,895)	9,895	-	-	-
Revaluation of share purchase warrants	-	-	(1,582)	1,582	-	-	-
Issuance of shares for services rendered	350,000	350	48,650	-	-	-	49,000
Net loss for the year	-	-	-	-	-	(864,485)	(864,485)

Balance, May 31, 2007	43,501,490	$43,502	$2,633,768	$51,587	$(583)	$(2,683,208)	$45,066

Issuance of shares for services rendered at $0.06 - Note 5	324,685	324	19,156	-	-	-	19,480
Revaluation of share purchase warrants - Note 5		-	-	409,525	-	-	409,525
Net loss for the year	-	-	-	-	-	(516,440)	(516,440)

Balance, May 31, 2008	43,826,175	$43,826	$2,652,924	$461,112	$(583)	$(3,199,648)	$(42,369)

Revaluation of share purchase warrants - Note 5	-	-	-	83,852	-	-	83,852
Net loss for the year	-	-	-	-	-	(245,405)	(245,405)

Balance, May 31, 2009	43,826,175	$43,826	$2,652,924	$544,964	$(583)	$(3,445,053)	$(203,922)

Net loss for the period	-	-	-	-	-	(49,621)	(49,621)

Balance, August 31, 2009	43,826,175	$43,826	$2,652,924	$544,964	$(583)	$(3,494,674)	$(253,543)

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)
August 31, 2009 and 2008
(Unaudited)

Note 1	Interim Reporting and Ability to Continue as a Going Concern

While the information presented in the accompanying interim three-month consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, result of operations and cash flows for the interim periods presented. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements be read in conjunction with the Company’s May 31, 2009 annual consolidated financial statements.

Operating results for the three-month period ended August 31, 2009 are not necessarily indicative of the results that can be expected for the year ending May 31, 2010.

The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At August 31, 2009, the Company had a working capital deficiency of $253,731 has not yet achieved profitable operations, has accumulated losses of $3,494,674 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Micro Express Holdings Inc., Micro Express Ltd., Huyana Ventures Limited., Makaelo Holdings Inc. and Makaelo Limited. All inter-company transactions and account balances have been eliminated.

(a)	Recently Adopted Accounting Policies

The Company adpted the following accounting policies from June 1, 2009:

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On June 1, 2008, the Company adopted the provisions of SFAS 157, except as it applies to those non-financial assets and non-financial liabilities for which the effective date was delayed by one year, which the Company adopted on June 1, 2009.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting and Ability to Continue as a Going Concern - Continued

(a)	Recently Adopted Accounting Policies - Continued

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

The adoption of SFAS 157 did not have a material effect on the Company’s financial position or results of operations. The book values of cash and cash equivalents, cash held in trust, accounts payable and accrued liabilities approximate their respective fair values due to the short-term nature of these instruments. The Company has no assets or liabilities that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the three months ended August 31, 2009.

The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Adoption of SFAS 159 did not have a material effect on the Company’s consolidated financial statements.

The Company adopted the ratified EITF No. 07-1, “Accounting for Collaborative Arrangements”, that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent”. Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. Adoption of EITF No. 07-1 did not have a material effect on the Company’s consolidated financial statements.

The Company adopted FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). This standard is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and other GAAP. Adoption of FASB Staff Position No. 142-3 did not have a material effect on the Company’s consolidated financial statements.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting and Ability to Continue as a Going Concern - Continued

(a)	Recently Adopted Accounting Policies - Continued

The Company adopted FASB Staff Position (“FSP”) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)” (previously FSP APB 14-a), which changes the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. The adoption did not have a material effect on the Company’s consolidated financial statements.

The Company adopted SFAS statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non- governmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of this Statement shall be reported as a change in accounting principle in accordance with FASB statement No. 154, “Accounting Changes and Error Corrections”. The adoption of FSAS No. 162 did not have an impact on the Company’s consolidated financial statements.

The Company adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. FSP EITF 03-6-1 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s consolidated financial statements.

The Company adopted FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which addresses the application of Statement of Financial Accounting Standards (“SFAS”) No.157 for illiquid financial instruments. FSP FAS 157-3 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active. The adoption of FSP FAS 157-3 did not have a material effect on the Company’s consolidated financial statements.

The Company adopted EITF Issue No. 07-05 (“EITF 07-05”), “Determining Whether an Instrument (or embedded feature) Is Indexed to an Entity’s Own Stock.”. EITF 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS 133. The adoption of EITF 07-05 did not have a material effect on the financial position, results of operations and cash flows of the Company.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting and Ability to Continue as a Going Concern - Continued

(a)	Recently Adopted Accounting Policies - Continued

The Company adopted FASB Staff Position No. FAS 107-1 and APB 28-1 ("FSP FAS 107-1 and APB 28-1"), "Interim Disclosures about Fair Value of Financial Instruments". The FSP amends SFAS 107, "Disclosure about Fair Value of Financial Instruments", and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting", to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Adoption of FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.

The Company adopted FASB Staff Position No. FSP FAS 115-2 and FAS 124-2 ("FSP FAS 115-2 and FAS 124-2"), "Recognition and Presentation of Other-Than-Temporary Impairments". The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.

The Company adopted FASB Staff Position No. FAS 157-4 ("FSP FAS 157-4"), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, "Fair Value Measurements", when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.

The Company adopted SFAS 141R “Business Combinations”. SFAS 141R, which will replace FAS 141, is applicable to business combinations consummated after the effective date of December 15, 2008. The adoption of SFAS No. 141R might have effect the Company’s financial position or results of operations in the future when the Company enters into business combination with another company.

The Company adopted SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB 51”. SFAS No. 160 changes the accounting and reporting for minority interests, which is re-characterized as non-controlling interests and classified as a component of equity. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The adoption of the SFAS No. 160 did not have a material impact on the Company’s consolidated financial statements.

The Company adopted SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS 133”. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of the SFAS No. 161 did not have a material impact on the Company’s consolidated financial statements.

The Company adopted SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of the SFAS No. 161 did not have a material impact on the Company’s consolidated financial statements.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting and Ability to Continue as a Going Concern - Continued

(b)	Recently Announced Accounting Pronouncements

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

In June 2009, the FASB issued FASB No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 requires additional disclosures about the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities under SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The adoption of the standard is not expected to have a material impact on the Company.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently assessing the impact of the adoption of SFAS 167 on the Company’s financial condition, results of operations and cash flows.

In July 2009, the FASB issued Financial Accounting Standard No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (FAS 168). In addition in June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Topic 205 – Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (ASU 2009-1). Both FAS 168 and ASU 2009-1 recognize the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles to be utilized by nongovernmental entities. FAS 168 and ASU 2009-1 are effective for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

Note 2	Mineral Properties

Summary of mineral properties expenses for the three months ended August 31, 2009 and 2008 and for the cumulative period from date of inception (July 27, 1994) to August 31, 2009:

DXC
Salt Lake
Property

Three months ended August 31, 2009
Administrative	$88
Travel	4,606
$4,694

Three months ended August 31, 2008
Administrative	$116
Consulting fees	14,662
Travel	7,809
Legal fees	7,009
$29,596

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

Note 2	Mineral Properties - Continued

	DXC	Jiajika
	Salt Lake	Spodumene
Summary of mineral property expenditures	Property	Property

From Date of Inception (July 27, 1994) to May 31, 2009
Balance, May 31, 2003	$-	$-
Administrative	-	471
Consulting fees	-	9,263
Travel	-	2,763
Balance, May 31, 2004	-	12,497
Administrative	-	6,598
Consulting fees	-	33,799
Feasibility study	-	157,769
Permit costs	-	150,000
Travel	-	15,085
Balance, May 31, 2005	-	375,748
Administrative	5,560	2,100
Consulting fees	46,629	12,062
Engineering studies	26,933	-
Feasibility study	29,080	-
Geophysical study	31,114	-
Legal fees	623	-
Topography measurement	32,266	-
Travel	30,953	8,009
Wages and benefits	33,601	-
Cost recovery	-	(309,058)
Balance, May 31, 2006	236,759	88,861
Administrative	5,200	-
Consulting fees	134,580	-
Engineering studies	38,063	-
Mining permit	382,920	-
Topography measurement	15,001	-
Legal fees	9,695	-
Travel	53,262	488
Wages and benefits	35,687	-
Balance, May 31, 2007	911,167	89,349
Administrative	706	-
Consulting fees	60,548	-
Travel	5,456	-
Legal fees	11,566	-
Balance, May 31, 2008	989,443	89,349
Administrative	867	-
Consulting fees	27,890	-
Travel	16,959	-
Legal fees	7,008	-
Balance, May 31, 2009	1,042,167	89,349
Administrative	88	-
Travel	4,606	-
Balance, August 31, 2009	$1,046,861	$89,349
Abandoned properties	-	-
Balance August 31, 2009	$1,046,861	$89,349

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

Note 2	Mineral Properties – Continued

Not included in the table above was a total of $132,878 of costs incurred on other properties which were abandoned during the years ended May 31, 2006 and 2007.

a)	Dangxiongcuo Salt Lake Project

On September 16, 2005, the Company, through its wholly owned subsidiary, Micro Express Holdings Inc. (“Micro”), signed an agreement (the “Mianping Agreement”) for the development of Dangxiongcuo salt lake property (“DXC Salt Lake”) in Nima county of Naqu district in Tibet, China.

Pursuant to the Mianping Agreement, the parties agreed to set up a Cooperative Company, (the “Cooperative”) to develop the DXC Salt Lake. The objective of the Cooperative was to use the funds provided by the Company and the skills and technology provided by the other party to produce lithium carbonate and borate from brine. The Company, through Micro, was to own 65% of the Cooperative. It was anticipated that the total investment in the Cooperative would be approximately 240 million RMB (or approximately US$35 million). The Cooperative Company was never set up. On July 3, 2007, Micro received a letter from the other party to the Mianping Agreement stating that the agreement between Micro and the other party should be deemed terminated as a result of lack of progress in the approval for the establishment of the joint venture company and is considering a lawsuit against the Company and Micro. Micro has responded that the other party’s claim has no legal grounds as the lack of progress is not caused by Micro. There has been no legal action to date and none is expected. By letter dated August 25, 2008, Beijing Mianping Salt Lake Research Institute (“Mianping”) has confirmed that the agreement dated September 16, 2005 was terminated effective July 8, 2008. This agreement was replaced by the agreement with Zhong Chuan International Mining Holdings Co. Ltd. dated July 8, 2008.

On July 8, 2008, the Company signed an agreement (the "Agreement") with the shareholders of Monte Sea Holdings Ltd. ("Monte Sea Shareholders") and a third party to restructure the transactions contemplated under the September 16, 2005 agreement. The parties wish to jointly develop the DXC Salt Lake property and lithium resources in Tibet including an exploration license, and elsewhere (the “Property”), by way of a cooperative joint venture. Monte Sea Shareholders and the third party are to provide RMB100,000,000 ($14,584,000) to finance the DXC property to production.

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

If for any Chinese regulatory or policy reasons, Monte Sea is not permitted to have more than fifty-one percent (51%) interest in the CJV, then the CJV agreement will be revised such that:

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

Note 2	Mineral Properties – Continued

a)	Dangxiongcuo Salt Lake Project – Continued

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

Upon the Agreement being effective and termination of the agreement dated September 16, 2005, the Company will be repaid RMB6,000,000 (approximately $875,000). As of August 31, 2009, the Company has received $nil in regards to this agreement.

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

As of August 31, 2009, the Company has incurred a total of $1,046,861 in mineral property costs on this property.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

Note 2	Mineral Properties – Continued

a)	Dangxiongcuo Salt Lake Project – Continued

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

During the year ended May 31, 2007, the Company received RMB 300,000 ($40,381) from the Chinese Partner and this was recorded as a recovery of doubtful collection on the statement of operations.

During the year ended May 31, 2008, the Company received RMB1,100,000 ($147,154) from the Chinese partner. This amount was reported as recovery of doubtful collection in the consolidated statements of operation.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

Note 2	Mineral Properties – Continued

b)	Jiajika Spodumene Property – Continued

During the year ended May 31, 2009, the Company received RMB580,000 ($84,823) (2008 - RMB1,100,000 ($147,154)) from the Chinese partner and this was recorded as a recovery of doubtful collection on the statement of operations.

As at August 31, 2009, the Company had incurred a total of $398,407 in the Jiajika Spodumene Property before the cumulative cost recovery of RMB2,480,000 ($309,058) up to August 31, 2009.

Note 3	Related Party Transactions

The Company was charged consulting fees for administrative, corporate, financial, engineering, and management services during the three months ended August 31, 2009 totalling $5,515 (2008: $28,728) by companies controlled by two directors of the Company.

The Company was charged rental fees included in General and Administrative expense during the three months ended August 31, 2009 totalling $3,069 (2008: $5,284) by a company controlled by a director of the Company.

The Company was charged consulting fees included in mineral property costs during the three months ended August 31, 2009 in the amount of $nil (2008: $1,753) by the Vice President of Micro.

The Company was charged consulting fees included in mineral property costs during the three months ended August 31, 2009 in the amount of $nil (2008: $11,858) by a company controlled by a director of the Company.

Cash and cash equivalents at August 31, 2009 include $33 (May 31, 2009 : $55,320) held in trust by a director of the Company.

Included in accounts payable and accrued liabilities is $470,245 (May 31, 2009: $459,043) which was due to companies controlled by the directors of the Company for their services provided.

Note 4	Capital Stock

a) Stock Options

On February 3, 2004, the Board of Directors of the Company approved the 2004 Stock Option Plan which allows the Company to grant up to 3,636,000 stock options as an incentive to directors, officers, employees and consultants.

During the three months ended August 31, 2009 and 2008, no stock options were granted or exercised. On February 3, 2009, 3,636,000 stock options with an exercise price of $0.50 per share expired unexercised.

At August 31, 2009, there were no outstanding stock options (May 31, 2009 – nil).

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

Note 4	Capital Stock - Continued

b) Share Purchase Warrants

Share purchase warrants outstanding at August 31, 2009 were as follows:

Number	Price	Expiry

3,817,500	$0.50	February 16, 2010
2,873,990	$0.18	February 26, 2010
6,691,490

During the three-month period ended August 31, 2009 and 2008, no warrants were exercised, cancelled or expired.

Each Series “A” warrant entitles the holder thereof the right to purchase one common share at $0.50 per share expiring on the earlier of:

1)	February 16, 2008; or
2)	The 90th day after the day on which the weighted average trading price of the Company's shares exceeds $0.85 per share for 30 consecutive trading days.

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

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

Note 4	Capital Stock - Continued

b) Share Purchase Warrants - Continued

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

As at August 31, 2009, the Company has a total of 3,817,500 and 2,873,990 Series “A” and “C” share purchase warrants outstanding, respectively.

Note 5	Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies through amounts held in China in RMB:

- Cash held in trust $33 (May 31, 2009 - $55,320)

Note 6	Comparative Figures

Certain comparative figures have been reclassified to conform to current year’s presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes for the year ended May 31, 2009 , the financial statements and related notes in this Quarterly Report, the risk factors in our 10K for the year ended May 31, 2009 , and all of the other information contained elsewhere in this report.

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

Overview

On July 8, 2008, the Company signed an agreement (the "Agreement") with Zhong Chuan International Mining Holding Co., Ltd. ("Zhong Chuan"), Ximing Sun and Charles Yan - shareholders of Monte Sea Holdings Ltd. (collectively hereinafter "Monte Sea Shareholders") to complete an equity financing, to accelerate the development of the DXC salt lake deposits in China and to restructure the transactions contemplated under the initial agreement signed by Beijing Mianping Salt Lake Research Institute ("Mianping") and Micro Express Holdings Inc. ("MEH") on September 16, 2005. Pursuant to the Agreement, the parties wish to establish a Sino-foreign cooperative joint venture company ("CJV") for the purpose of applying for and holding required approvals, permits and licenses with respect to the development of the DXC Salt Lake property (the "Property") located in Tibet of China. In July 2009, the Company received verbal termination of the Agreement with Zhong Chuan, as advised by third party legal counsel, at a meeting in Beijing, China. Formal written notice has not been received from Zhong Chuan. The Agreement in effect, allows Zhong Chuan to terminate the Agreement if it pays the Company double the amount of funds paid by the Company to date to secure and develop the DXC Project. Zhong Chuan has not repaid the required amount as anticipated by the Agreement to date. This unfortunate delay on the part of Zhong Chuan places the termination it gave the Company in dispute as the termination is conditional upon repayment of the required funds. At this point then, the termination is incomplete. The Company is pursuing Zhong Chuan to complete the termination, as the Company deems, is mandated by the Agreement.

Business of Sterling Group Ventures Inc.

Sterling Group Venture Inc. is a start-up, exploration stage company engaged in the search and exploration of lithium and related minerals. The Company has DXC Salt Lake Project for the exploration of lithium and lithium Carbonate.

Application of Critical Accounting Policies and Use of Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates under different assumptions or conditions. There have been no material changes to these estimates for the periods presented in this quarterly report.

Interim Reporting

The information presented in the accompanying interim consolidated financial statements is without audit pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the interim consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, the interim consolidated financial statements follow the same accounting policies and methods of their application as our May 31, 2009 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with our May 31, 2009 annual consolidated financial statements.

Operating results for the three months ended August 31, 2009 are not necessarily indicative of the results that can be expected for the year ending May 31, 2010.

Results Of Operations

The Company had no revenue for the three months ended August 31, 2009 and 2008 except interest income of $21 for the quarter ended August 31, 2009 as compared to $3,523 for the quarter ended August 31, 2008.

The operating loss decreased to $49,621 for the quarter ended August 31, 2009 as compared to $76,662 for the quarter ended August 31, 2008 mainly due to the reduction of mineral property costs and consulting fees.

For the three months ended August 31, 2009, relative to the same period in 2008, consulting services decreased by $23,476.

Accounting, audit and legal fees increased by $6,867 for the three months ended August 31, 2009 when compared to the same period in 2008.

Mineral property costs decreased by $24,902 for the three months ended August 31, 2009 when compared to the same period in 2008.

General and administrative expenses decreased by $2,570 for the three months ended August 31, 2009 when compared to the same period in 2008.

The Company expects the trend of losses to continue until we can achieve commercial production on some of the mineral properties, of which there can be no assurance as described in Risk Factors.

Liquidity And Working Capital

As of August 31, 2009, the Company had total current assets of $250,355 and total liabilities of $504,086. As of August 31, 2009, the Company had cash of $238,892 and negative working capital of $253,731.

Cash used in operating activities for the three months ended August 31, 2009 was $33,856 as compared to cash used in operating activities for the same period in 2008 of $26,415. The decrease in cash used in operating activities was primarily due to a decrease in cash expenditures for consulting and mineral property costs.

According to the agreement signed with Zhongchuan on July 8, 2008, Mianping will repay the Company RMB 6,000,000 ($875,000) and Monte Sea Shareholders shall subscribe for 5,000,000 units (the "Units") to be issued by the Company at $0.15 per unit. As a result, the Company expects to raise working capital in the amount of $750,000 and a total of $1,625,000 including the repayment of approximately RMB 6,000,000 described earlier to meet its short term working capital requirements.

However, in July 2009, the Company received verbal termination of the Agreement with Zhong Chuan, as advised by third party legal counsel, at a meeting in Beijing, China. Formal written notice has not been received from Zhong Chuan. The Agreement in effect, allows Zhong Chuan to terminate the Agreement if it pays the Company double the amount of funds paid by the Company to date to secure and develop the DXC Project. Zhong Chuan has not repaid the required amount as anticipated by the Agreement to date. This unfortunate delay on the part of Zhong Chuan places the termination it gave the Company in dispute as the termination is conditional upon repayment of the required funds. At this point then, the termination is incomplete. The Company is pursuing Zhong Chuan to complete the termination, as the Company deems, is mandated by the Agreement.

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

No commitments to provide additional funds have been made by management or other stockholders except as set forth above. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover operation expenses. This raises substantial doubt that the Company will be able to continue as a going concern unless additional capital is raised

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

a.        Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report..

b.        Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol SGGV and is listed on Berlin Bremen Stock Exchange under the symbol GD7. As of August 31, 2009, there were 43,826,175 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 27 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sterling Group Ventures Inc.

/s/ Raoul Tsakok
Raoul Tsakok, Chairman and Chief Executive Officer
Date: October 14, 2009

/s/ Richard Shao
Richard Shao, President and Chief Financial Officer
Date: October 14, 2009

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

14.1	Code of Ethics. ( Filed as Exhibit 14.1 to the Company's Annual report on Form 10-K filed on August 28, 2009, and incorporated herein by reference)
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
99.1	Audit Committee Charter. (Filed as Exhibit 99.1 to the Company's Annual report on Form 10-K filed on August 28, 2009, and incorporated herein by reference)