Form 10-Q
period 2009-11-30
STERLING GROUP VENTURES INC
filed 2010-01-14
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended November 30, 2009.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 13, 2010.

Title of each class	Number of shares
Common Stock, par value $0.001 per share	43,826,175

STERLING GROUP VENTURES, INC.
FORM 10-Q
INDEX

		Page

PART I - FINANCIAL INFORMATION		3

Item 1.	Financial Statements (unaudited)	3

	Interim Consolidated Balance Sheets of Sterling Group Ventures, Inc. at November 30, 2009 and May 31, 2009	3

	Interim Consolidated Statements of Operations for the six months ended November 30, 2009 and 2008 and for the Period from July 27, 1994 (Date of Inception) to November 30, 2009	4

	Interim Consolidated Statements of Cash Flows for the three and six months ended November 30, 2009 and 2008 and for the Period from July 27, 1994 (Date of Inception) to November 30, 2009	5

	Interim Consolidated Statements of Stockholders' Equity for the period from July 27, 1994 (Date of Inception) to November 30, 2009	6

	Notes to the Interim Consolidated Financial Statements	7-17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls And Procedures	21

PART II - OTHER INFORMATION		21

Item 1.	Legal Proceedings	21

Item 1A	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

Signatures		24

Index to Exhibits		25

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
November 30, 2009 and May 31, 2009

	November 30,	May 31,
Stated in U.S. dollars	2009	2009
	(Unaudited)
ASSETS

Current Assets
Cash	$207,711	$192,002
Cash held in trust - Note 5	33	55,320
GST refundable	12,215	9,577
Prepaid expenses	13	270
Total current assets	219,972	257,169

Equipment	141	454

Total Assets	$220,113	$257,623

LIABILITIES AND CAPITAL DEFICIT

Current Liabilities
Accounts payable and other accrued liabilities - Note 3	$502,838	$461,545

Capital Deficit
Common Stock : $0.001 Par Value - Note 4
Authorized : 500,000,000
Issued and Outstanding : 43,826,175 (May 31, 2009 - 43,826,175)	43,826	43,826
Additional Paid In Capital	2,652,924	2,652,924
Warrants - Note 4	544,964	544,964
Accumulated Other Comprehensive Loss	(583)	(583)
Deficit accumulated during the exploration stage	(3,523,856)	(3,445,053)
Total Capital Deficit	(282,725)	(203,922)

Total Liabilities and Capital Deficit	$220,113	$257,623

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and six months ended November 30, 2009 and 2008 and for the period from July 27, 1994 (date of inception) to November 30, 2009
(Unaudited)

					July 27, 1994
					(Date of
	Three months ended		Six months ended		inception) to
	November 30,		November 30,		November 30,
Stated in U.S. dollars	2009	2008	2009	2008	2009

Expenses
Accounting, audit and legal fees	$13,421	$8,119	$45,870	$33,701	$416,178
Bank charges	32	24	163	86	1,849
Consulting fees - Note 3	5,674	24,390	11,189	53,381	700,192
Depreciation	47	326	313	653	9,205
Filing fees and transfer agent	2,858	955	4,704	1,409	41,250
Foreign exchange loss (gain)	3,185	(7,215)	4,377	(19,691)	(25,132)
General and administrative - Note 3	3,965	5,370	7,514	11,489	106,056
Mineral property costs - Note 2	-	16,258	4,694	45,854	1,269,088
Printing and mailing	-	-	-	-	16,883
Shareholder information and investor relations	-	-	-	1,530	61,230
Stock-based compensation	-	-	-	-	862,018
Travel and entertainment	-	-	-	-	122,432
Recovery of doubtful collection - Note 2	-	(14,652)	-	(14,652)	(272,358)
Allowance for doubtful collection	-	-	-	-	246,708
	(29,182)	(33,575)	(78,824)	(113,760)	(3,555,599)

Other item
Interest income	-	64	21	3,587	31,743

Net loss for the period	$(29,182)	$(33,511)	$(78,803)	$(110,173)	$(3,523,856)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	43,826,175	43,826,175	43,826,175	43,826,175

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three and six months ended November 30, 2009 and 2008 and for the period from July 27, 1994 (date of inception) to November 30, 2009
(Unaudited)

			July 27, 1994
			(Date of
	Six months ended		inception)
	November 30,		to November 30,
Stated in U.S. dollars	2009	2008	2009
Cash flows from operating activities
Net loss for the period	$(78,803)	$(110,173)	$(3,523,856)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock compensation expense	-	-	862,018
Depreciation	313	653	9,205
Permit and engineering studies	-	-	150,000
Shareholder information and investor relations	-	-	20,447
Accounting, audit and legal fees	-	-	49,000
Translation adjustment	-	-	(106)
Changes in non-cash working capital items related to operations
GST refundable	(2,638)	(2,854)	(12,215)
Prepaid expenses	257	(542)	21,540
Advance receivable	-	(154)	-
Accounts payable and accrued liabilities	41,293	(69,899)	522,318
Net cash used in operating activities	(39,578)	(182,969)	(1,901,649)

Cash flows from investing activities
Advance on investment	-	-	(150,000)
Additions to equipment	-	-	(9,346)
Net change in cash held in trust	55,287	-	(33)
Net cash flows provided by (used in) investing activities	55,287	-	(159,379)

Cash flows from financing activities
Net proceeds on issuance of common stock	-	-	2,266,858
Amounts contributed by director	-	-	1,881
Net cash flows provided by financing activities	-	-	2,268,739

Net increase (decrease) in cash	15,709	(182,969)	207,711
Cash - beginning of period	192,002	374,127	-
Cash - end of period	$207,711	$191,158	$207,711

Supplemental Information :
Cash paid for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash Transactions :
Issuance of shares for commission paid to broker for private placement	$-	$-	$72,396
Issuance of shares for services rendered	$-	$-	$91,000
Issuance of shares for settlement of accounts payable	$-	$-	$19,480
Issuance of share purchase warrants for finder's fee paid to broker for private placement	$-	$-	$11,477

See accompanying notes to the consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
For the period from July 27, 1994 (date of inception) to November 30, 2009
(Unaudited)

						Deficit
					Accumulated	Accumulated
		Stock	Additional		Other	During The
	Common	Amount At	Paid In		Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Warrants	Loss	Stage	Total

Balance, July 27, 1994 (Date of inception)	-	$-	$-	$-	$-	$-	$-
Common stock	1	1	-	-	-	-	1
Amount contributed by director	-	-	1,881	-	-	-	1,881
Net loss for the periods	-	-	-	-	-	(7,902)	(7,902)

Balance, May 31, 2001	1	$1	$1,881	$-	$-	$(7,902)	$(6,020)
Net loss of the year	-	-	-	-	-	(1,860)	(1,860)

Balance, May 31, 2002	1	$1	$1,881	$-	$-	$(9,762)	$(7,880)
Net loss of the year	-	-	-	-	-	(1,360)	(1,360)

Balance, May 31, 2003	1	$1	$1,881	$-	$-	$(11,122)	$(9,240)
Reverse acquisition	(1)	(1)	(1,881)	-	-	-	(1,882)
Issuance of common shares for reverse acquisition	25,000,000	25,000	(23,119)	-	-	-	1,881
Outstanding common shares of Company prior to acquisition	11,360,000	11,360	(10,883)	-	(583)	-	(106)
Issuance of shares for cash pursuant to a private placement - at $0.50	1,766,000	1,766	881,234	-	-	-	883,000
Stock-based compensation	-	-	368,641	-	-	-	368,641
Net loss of the year	-	-	-	-	-	(527,446)	(527,446)

Balance, May 31, 2004	38,126,000	$38,126	$1,215,873	$-	$(583)	$(538,568)	$714,848
Issuance of shares for cash pursuant to a private placement - at $0.50	1,950,000	1,950	973,050	-	-	-	975,000
Issuance of shares for finder's fee of private placement	101,500	102	50,648	-	-	-	50,750
Finders' fees	-	-	(50,750)	-	-	-	(50,750)
Fair value of share purchase warrants (finders' fees)	-	-	(40,110)	40,110	-	-	-
Issuance of shares for services rendered	100,000	100	41,900	-	-	-	42,000
Net loss of the year	-	-	-	-	-	(818,954)	(818,954)

Balance, May 31, 2005	40,277,500	$40,278	$2,190,611	$40,110	$(583)	$(1,357,522)	$912,894

Net loss for the year ended May 31, 2006	-	-	-	-	-	(461,201)	(461,201)

Balance, May 31, 2006	40,277,500	$40,278	$2,190,611	$40,110	$(583)	$(1,818,723)	$451,693

Issuance of shares for cash pursuant to a private
placement - at $0.15	2,750,300	2,750	409,795	-	-	-	412,545
Issuance of shares for finder's fee of
private placement	123,690	124	21,522	-	-	-	21,646
Finders' fees	-	-	(21,646)				(21,646)
Share issuance costs	-	-	(3,687)	-	-	-	(3,687)
Fair value of share purchase warrants (finders' fees)	-	-	(9,895)	9,895	-	-	-
Revaluation of share purchase warrants	-	-	(1,582)	1,582	-	-	-
Issuance of shares for services rendered	350,000	350	48,650	-	-	-	49,000
Net loss for the year ended May 31, 2007	-	-	-	-	-	(864,485)	(864,485)

Balance, May 31, 2007	43,501,490	$43,502	$2,633,768	$51,587	$(583)	$(2,683,208)	$45,066

Issuance of shares for services rendered at $0.06	324,685	324	19,156	-	-	-	19,480
Revaluation of share purchase warrants		-	-	409,525	-	-	409,525
Net loss for the year ended May 31, 2008	-	-	-	-	-	(516,440)	(516,440)

Balance, May 31, 2008	43,826,175	$43,826	$2,652,924	$461,112	$(583)	$(3,199,648)	$(42,369)

Revaluation of share purchase warrants		-	-	83,852	-	-	83,852
Net loss for the year ended May 31, 2009	-	-	-	-	-	(245,405)	(245,405)

Balance, May 31, 2009	43,826,175	$43,826	$2,652,924	$544,964	$(583)	$(3,445,053)	$(203,922)

Net loss for the six months ended November 30, 2009	-	-	-	-	-	(78,803)	(78,803)

Balance, November 30, 2009	43,826,175	$43,826	$2,652,924	$544,964	$(583)	$(3,523,856)	$(282,725)

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)
November 30, 2009 and 2008
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

Operating results for the six-month period ended November 30, 2009 are not necessarily indicative of the results that can be expected for the year ending May 31, 2010.

The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) applicable in the United States to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At November 30, 2009, the Company had a working capital deficiency of $282,866, has not yet achieved profitable operations, has accumulated losses of $3,523,856 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Micro Express Holdings Inc., Micro Express Ltd., Huyana Ventures Limited, Makaelo Holdings Inc. and Makaelo Limited. All inter-company transactions and account balances have been eliminated.

(a)	Recently Adopted Accounting Policies

FASB Accounting Standards Codification — Effective for interim and annual periods ending after September 15, 2009, the FASB has defined a new hierarchy for U.S. GAAP and established the FASB Accounting Standards Codification (ASC) as the sole source for authoritative guidance to be applied by nongovernmental entities. The adoption of the ASC changes the manner in which U.S. GAAP guidance is referenced, but it does not have any impact on the Company’s financial position or results of operations

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
November 30, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting and Ability to Continue as a Going Concern - Continued

(a)	Recently Adopted Accounting Policies – Continued

In April 2009, the FASB issued additional disclosure requirements related to fair values, which are included in ASC 820, “Interim Disclosures about Fair Value of Financial Instruments.” The provisions require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in the annual financial statements. The required disclosures were effective for interim reporting periods ending after June 15, 2009. The adoption of the provision did not have a material impact on the Company’s statements of financial position, results of operations and cash flows.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value,” or ASU 2009-05, which amends ASC 820 to provide clarification of a circumstances in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

The Company adopted ASC 805-10 “Business Combinations”. ASC 805-10 is applicable to business combinations consummated after the effective date of December 15, 2008. The adoption of ASC 805- 10 might affect the Company’s financial position or results of operations in the future when the Company enters into a business combination with another company.

The Company adopted ASC 810-10, “Non-controlling Interests in Consolidated Financial Statements. ASC 810-10 changes the accounting and reporting for minority interests, which is re-characterized as non-controlling interests and classified as a component of equity. ASC 810-10 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The adoption of the ASC 810-10 did not have a material impact on the Company’s consolidated financial statements.

The Company adopted ASC 815-10 “Disclosures about Derivative Instruments and Hedging Activities”. This guidance requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This guidance encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of the ASC 815-10 did not have a material impact on the Company’s consolidated financial statements.

The Company adopted ASC 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of the ASC 855 did not have a material impact on the Company’s consolidated financial statements. The Company has evaluated subsequent events through January 13, 2010 which represents the date on which the interim financial statements were issued.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
November 30, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting and Ability to Continue as a Going Concern – Continued

(a)	Recently Adopted Accounting Policies - Continued

ASC 860, “Transfers and Servicing”, was amended to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. The amendments to ASC 860 are effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The amendments must be applied to transfers occurring on or after the effective date. While the Company is still analyzing the effects of the adoption of the amendments, the Company does not believe that the adoption will have a material effect on the financial position, results of operations or cash flows.

In September 2009, the FASB issued ASU No. 2009-12, “Fair Value Measurements and Disclosure”, which provides additional guidance on using the net asset value per share, provided by an investee, when estimating the fair value of an alternate investment that does not have a readily determinable fair value and enhances the disclosures concerning these investments. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on the financial statements.

In October 2009, FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): “Multiple Deliverable Revenue Arrangements. ASU No. 2009-13 modifies ASC 605-25, “Revenue Recognition - Multiple-Element Arrangements”. ASU No. 2009-13 requires an entity to allocate the revenue at the inception of an arrangement to all of its deliverables based on their relative selling prices. This guidance eliminates the residual method of allocation of revenue in multiple deliverable arrangements and requires the allocation of revenue based on the relative selling price method. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence, including, VSOE, third party evidence of selling price (TPE) or estimated selling price (ESP).

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
November 30, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

Note 2	Mineral Properties

Summary of mineral properties expenses for the three-month and six-month periods ended November 30, 2009 and 2008 and for the cumulative period from date of inception (July 27, 1994) to November 30, 2009:

DXC
Salt Lake
Property

Three months ended November 30, 2009
Administrative	$-
Travel	-
$-

Three months ended November 30, 2008
Administrative	$174
Consulting fees	12,643
Travel	3,441
Legal fees	-
$16,258

DXC
Salt Lake
Property

Six months ended November 30, 2009
Administrative	$88
Travel	4,606
$4,694

Six months ended November 30, 2008
Administrative	$290
Consulting fees	27,305
Travel	11,250
Legal fees	7,009
$45,854

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
November 30, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

Note 2	Mineral Properties - Continued

	DXC	Jiajika
	Salt Lake	Spodumene
Summary of mineral property expenditures	Property	Property

From Date of Inception (July 27, 1994) to November 30, 2009
Balance, May 31, 2003	$-	$-
Administrative	-	471
Consulting fees	-	9,263
Travel	-	2,763
Balance, May 31, 2004	-	12,497
Administrative	-	6,598
Consulting fees	-	33,799
Feasibility study	-	157,769
Permit costs	-	150,000
Travel	-	15,085
Balance, May 31, 2005	-	375,748
Administrative	5,560	2,100
Consulting fees	46,629	12,062
Engineering studies	26,933	-
Feasibility study	29,080	-
Geophysical study	31,114	-
Legal fees	623	-
Topography measurement	32,266	-
Travel	30,953	8,009
Wages and benefits	33,601	-
Cost recovery	-	(309,058)
Balance, May 31, 2006	236,759	88,861
Administrative	5,200	-
Consulting fees	134,580	-
Engineering studies	38,063	-
Mining permit	382,920	-
Topography measurement	15,001	-
Legal fees	9,695	-
Travel	53,262	488
Wages and benefits	35,687	-
Balance, May 31, 2007	911,167	89,349
Administrative	706	-
Consulting fees	60,548	-
Travel	5,456	-
Legal fees	11,566	-
Balance, May 31, 2008	989,443	89,349
Administrative	867	-
Consulting fees	27,890	-
Travel	16,959	-
Legal fees	7,008	-
Balance, May 31, 2009	1,042,167	89,349
Administrative	88	-
Travel	4,606	-
Balance, November 30, 2009	$1,046,861	$89,349

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
November 30, 2009 and 2008
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
November 30, 2009 and 2008
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

Upon the Agreement being effective and termination of the agreement dated September 16, 2005, the Company will be repaid RMB6,000,000 (approximately $875,000). As of November 30, 2009, the Company has received $nil in regards to this agreement.

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

As of November 30, 2009, the Company has incurred a total of $1,046,861 in mineral property costs on this property.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
November 30, 2009 and 2008
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

On September 16, 2003, the Company, through its wholly owned subsidiary, Micro Express Ltd. (“Micro”), entered into an agreement with Sichuan Province Mining Ltd. to acquire a 75% interest in a 30-year mining joint venture company. The joint venture company would hold the mining licenses to develop the Jiajika spodumene property located in Sichuan province, China for the extraction of lithium and lithium salts. Pursuant to the agreement, the total investment required was estimated at RMB88,500,000 (US$10,800,000) for the initial capacity of 240,000 tonnes/annum. The initial registered capital was RMB56,000,000 (US$6,800,000). Sichuan Province Mining Ltd. would contribute RMB14,000,000 (US$1,700,000) including the mining permits to hold 25% of the JV Company. Micro would contribute RMB42,000,000 (US$ 5,100,000) to hold 75% of the JV Company.

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
November 30, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

Note 2	Mineral Properties – Continued

b)	Jiajika Spodumene Property – Continued

During the year ended May 31, 2009, the Company received RMB580,000 ($84,823) from the Chinese partner and this was recorded as a recovery of doubtful collection on the statement of operations.

As at November 30, 2009, the Company had incurred a total of $398,407 in the Jiajika Spodumene Property before the cumulative cost recovery of RMB2,480,000 ($309,058).

Note 3	Related Party Transactions

The Company was charged consulting fees for administrative, corporate, financial, engineering, and management services during the three-month and six-month periods ended November 30, 2009 totalling $5,674 (2008: $24,390) and $11,189 (2008: $53,381) by companies controlled by two directors of the Company respectively.

The Company was charged rental fees included in general and administrative expense during the three- month and six-month periods ended November 30, 2009 totalling $3,158 (2008: $4,885) and $6,228 (2008: $10,169) by a company controlled by a director of the Company, respectively.

The Company was charged consulting fees included in mineral property costs during the three-month and six-month periods ended November 30, 2009 in the amount of $nil (2008: $1,756) and $nil (2008: $3,509) by the Vice President of Micro, respectively.

The Company was charged consulting fees included in mineral property costs during the three-month and six-month periods ended November 30, 2009 in the amount of $nil (2008: $10,184) and $nil (2008: $22,042) by a company controlled by a director of the Company, respectively.

Cash and cash equivalents at November 30, 2009 include $33 (May 31, 2009: $55,320) held in trust by a director of the Company.

Included in accounts payable and accrued liabilities is $488,060 (May 31, 2009: $459,043) which was due to companies controlled by the directors of the Company for their services provided. These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by the related parties.

Note 4	Capital Stock

a)	Stock Options

On February 3, 2004, the Board of Directors of the Company approved the 2004 Stock Option Plan which allows the Company to grant up to 3,636,000 stock options as an incentive to directors, officers, employees and consultants.

During the six-month ended November 30, 2009 and 2008, no stock options were granted or exercised. On February 3, 2009, 3,636,000 stock options with an exercise price of $0.50 per share expired unexercised.

At November 30, 2009, there were no outstanding stock options (May 31, 2009 – nil).

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
November 30, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

Note 4	Capital Stock - Continued

b)	Share Purchase Warrants

Share purchase warrants outstanding at November 30, 2009 were as follows:

Number	Price	Expiry

3,817,500	$0.50	February 16, 2010
2,873,990	$0.18	February 26, 2010
6,691,490

During the six-month period ended November 30, 2009 and 2008, no warrants were exercised, cancelled or expired.

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

On February 7, 2008, the Company extended the expiry date of the 3,817,500 Series “A” Share Purchase Warrants from February 16, 2008 to February 16, 2009. The exercise price of the warrants remains unchanged at $0.50 per share. The additional fair value of the 3,817,500 extended life Series “A” Share Purchase Warrants was estimated at $252,989, by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 218.52%, risk free interest rates of 2.08% and expected life of one year.

On February 6, 2009, the Company re-extended the expiry date of 3,817,500 Share Purchase Warrants (the Series "A" Share Purchase Warrants) from February 16, 2009 to February 16, 2010. The exercise price of the warrants remains unchanged at $0.50 per share. The additional fair value of the 3,817,500 extended life Series “A” Share Purchase Warrants was estimated at $35,593 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 223.36%, risk free interest rates of 0.82% and expected life of one year.

On February 7, 2008, the Company extended the expiry date of the 2,873,990 Series “C” Share Purchase Warrants from February 29, 2008 to February 27, 2009. The exercise price of the warrants remained unchanged at $0.18 per share. The additional fair value of the 2,873,990 extended life Series “C” Share Purchase Warrants was estimated at $156,536, by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0% expected volatility of 222.09%, risk-free interest rates of 2.08% and expected life of one year.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
November 30, 2009 and 2008
(Stated in US Dollars)
(Unaudited)

Note 4	Capital Stock - Continued

	b)	Share Purchase Warrants - Continued

The Company also re-extended the expiry date of 2,873,990 Share Purchase Warrants (the Series "C" share purchase Warrants) from February 27, 2009 to February 26, 2010. The exercise price of the warrants remains unchanged at $0.18 per share. The Series "C" Share Purchase Warrants were originally issued in September 2006 pursuant to a private placement commenced in August 2006. The additional fair value of the 2,873,990 extended life Series “C” Share Purchase Warrants was estimated at $48,259 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0% expected volatility of 244.01%, risk-free interest rates of 0.82% and expected life of one year.

As at November 30, 2009, the Company has a total of 3,817,500 Series “A” and 2,873,990 Series “C” share purchase warrants outstanding, respectively.

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

Operating results for the three months and six months ended November 30, 2009 are not necessarily indicative of the results that can be expected for the year ending May 31, 2010.

Results Of Operations

The Company had no revenue for the three months and six months ended November 30, 2009 and 2008 except interest income of $nil for the quarter ended November 30, 2009 as compared to $64 for the quarter ended November 30, 2008. For the six months ended November 30, 2009 the Company had interest income of $21 as compared to $3,587 for the six months ended November 30, 2008.

The operating loss decreased to $29,182 for the quarter ended November 30, 2009, as compared to $33,511 for the quarter ended November 30, 2008 mainly due to the decrease of mineral property costs and consulting fees in 2009. The operating loss for six months ended November 30, 2009 decreased to $78,803 as compared to $110,173 for the six months ended November 30, 2008 mainly due to the decrease of mineral property costs and consulting fees in 2009

For the three months ended November 30, 2009, relative to the same period in 2008, consulting services decreased by $18,716, while consulting services decreased by $42,192 for the six months ended November 30, 2009 relative to the same period in 2008.

Accounting, audit and legal fees increased by $5,302 for the three months ended November 30, 2009 when compared to the same period in 2008. Accounting, audit and legal fees increased by $12,169 for the six months ended November 30, 2009 when compared to the same period in 2008.

Mineral property costs decreased by $16,258 for the three months ended November 30, 2009 when compared to the same period in 2008. Mineral property costs decreased by $41,160 for the six months ended November 30, 2009 when compared to the same period in 2008.

General and administrative decreased by $1,405 for the three months ended November 30, 2009 when compared to the same period in 2008. General and administrative decreased by $3,975 for the six months ended November 30, 2009 when compared to the same period in 2008

The Company expects the trend of losses to continue until we can achieve commercial production on some of the mineral properties, of which there can be no assurance as described in Risk Factors.

Liquidity And Working Capital

As of November 30, 2009, the Company had total current assets of $219,972 and total liabilities of $502,838. As of November 30, 2009, the Company had cash of $207,711 and negative working capital of $282,866.

Cash used in operating activities for the six months ended November 30, 2009 was $39,578 as compared to cash used in operating activities for the same period in 2008 of $182,969. The decrease in cash used in operating activities was primarily due to the decrease in cash expenditures for consulting and mineral property costs.

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

The Company has no other capital resources other than the ability to use its common stock to raise additional capital or the exercise of the warrants by the unit holders. The Company's current cash can provide the Company with working capital for over one year since consulting fees are being reduced and accrued. Estimated cash needed for next 12 months is about $80,000. The cash will be mainly used for general administrative, corporate (legal, accounting and audit), financing and management.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol SGGV and is listed on Berlin Bremen Stock Exchange under the symbol GD7. As of November 30, 2009, there were 43,826,175 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

>

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 25 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sterling Group Ventures Inc.

/s/ Raoul Tsakok
Raoul Tsakok, Chairman and Chief Executive Officer
Date: January 14, 2010

/s/ Richard Shao
Richard Shao, President and Chief Financial Officer
Date: January 14, 2010

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