Form 10-Q
period 2010-02-28
STERLING GROUP VENTURES INC
filed 2010-04-14
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended February 28, 2010..

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 13, 2010.

Title of each class	Number of shares
Common Stock, par value $0.001 per share	43,826,175

STERLING GROUP VENTURES, INC.
FORM 10-Q
INDEX

		Page

PART I - FINANCIAL INFORMATION		3

Item 1.	Financial Statements (unaudited)	3

	Interim Consolidated Balance Sheets of Sterling Group Ventures, Inc. at February 28, 2010 and May 31, 2009	3

	Interim Consolidated Statements of Operations for the three months and nine months ended February 28, 2010 and 2009 and for the Period from July 27, 1994 (Date of Inception) to February 28, 2010.	4

	Interim Consolidated Statements of Cash Flows for the three and nine months ended February 28, 2010 and 2009 and for the Period from July 27, 1994 (Date of Inception) to February 28, 2010.	5

	Interim Consolidated Statements of Stockholders' Equity (Capital Deficit) for the period from July 27, 1994 (Date of Inception) to February 28, 2010	6

	Notes to the Interim Consolidated Financial Statements	7-16

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls And Procedures	20

PART II - OTHER INFORMATION		20

Item 1.	Legal Proceedings	20

Item 1A	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of proceeds	22

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

Signatures		23

Index to Exhibits		24

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
February 28, 2010 and May 31, 2009
	February 28,	May 31,
	2010	2009
Stated in U.S. dollars	(Unaudited)

ASSETS
Current Assets
Cash	$200,724	$192,002
Cash held in trust	33	55,320
GST receivable	12,921	9,577
Prepaid expenses and other receivable	13	270
Total current assets	213,691	257,169
Equipment	94	454
Total Assets	$213,785	$257,623
LIABILITIES AND CAPITAL DEFICIT
Current Liabilities
Accounts payable and other accrued liabilities - Note 4	$517,357	$461,545
Capital Deficit
Common Stock : $0.001 Par Value
Authorized : 500,000,000
Issued and Outstanding : 43,826,175 (May 31, 2009 : 43,826,175)	43,826	43,826
Additional Paid In Capital	2,744,627	2,652,924
Warrants	544,964	544,964
Accumulated Other Comprehensive Loss	(583)	(583)
Deficit accumulated during the exploration stage	(3,636,406)	(3,445,053)
Total Capital Deficit	(303,572)	(203,922)
Total Liabilities and Capital Deficit	$213,785	$257,623

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and nine months ended February 28, 2010 and 2009 and for the period from July 27, 1994 (date of inception) to February 28, 2010
(Unaudited)
					July 27, 1994
					(Date of
	Three months ended		Nine months ended		inception)
	February 28,		February 28,		to February 28,
Stated in U.S. dollars	2010	2009	2010	2009	2010

Expenses
Accounting, audit and legal fees	$10,343	$7,829	$56,213	$41,530	$426,521
Bank charges	32	25	195	111	1,881
Consulting fees - Note 4	5,701	33,887	16,890	87,268	705,893
Depreciation	47	327	360	980	9,252
Filing fees and transfer agent	-	194	4,704	1,603	41,250
Foreign exchange loss (gain)	837	(2,231)	5,214	(21,922)	(24,295)
General and administrative - Note 4	3,887	4,694	11,401	16,183	109,943
Mineral property costs - Note 3	-	9,567	4,694	55,421	1,269,088
Printing and mailing	-	-	-	-	16,883
Shareholder information and investor relations	-	-	-	1,530	61,230
Stock-based compensation - Note 5	91,703	83,852	91,703	83,852	953,721
Travel and entertainment	-	-	-	-	122,432
Recovery of doubtful collection	-	(36,522)	-	(51,174)	(272,358)
Allowance for doubtful collection	-	-	-	-	246,708
	(112,550)	(101,622)	(191,374)	(215,382)	(3,668,149)
Other item
Interest income	-	9	21	3,596	31,743
Net loss for the period	$(112,550)	$(101,613)	$(191,353)	$(211,786)	$(3,636,406)
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	43,826,175	43,826,175	43,826,175	43,826,175

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three and nine months ended February 28, 2010 and 2009 and for the period from July 27, 1994 (date of inception) to February 28, 2010
(Unaudited)
			July 27, 1994
			(Date of
	Nine months ended		inception)
	February 28,		to February 28,
Stated in U.S. dollars	2010	2009	2010
Cash flows from operating activities
Net loss for the period	$(191,353)	$(211,786)	$(3,636,406)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock compensation expense	91,703	83,852	953,721
Depreciation	360	980	9,252
Permit and engineering studies	-	-	150,000
Shareholder information and investor relations	-	-	20,447
Accounting, audit and legal fees	-	-	49,000
Translation adjustment	-	-	(106)
Changes in non-cash working capital items related to operations
GST refundable	(3,344)	(3,582)	(12,921)
Prepaid expenses and other receivable	257	(354)	21,540
Advance receivable	-	8,850	-
Accounts payable and accrued liabilities	55,812	(44,250)	536,837
Net cash provided by (used in) operating activities	(46,565)	(166,290)	(1,908,636)
Cash flows from investing activities
Advance on investment	-	-	(150,000)
Additions to equipment	-	-	(9,346)
Net change in cash held in trust	55,287	203,090	(33)
Net cash flows used in investing activities	55,287	203,090	(159,379)
Cash flows from financing activities
Net proceeds on issuance of common stock	-	-	2,266,858
Amounts contributed by director	-	-	1,881
Net cash flows provided by financing activities	-	-	2,268,739
Net increase (decrease) in cash	8,722	36,800	200,724
Cash - beginning of period	192,002	148,427	-
Cash - end of period	$200,724	$185,227	$200,724
Supplemental Information :
Cash paid for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash Transactions :
Issuance of shares for commission paid to broker for private placement	$-	$-	$72,396
Issuance of shares for services rendered	$-	$-	$91,000
Issuance of shares for settlement of accounts payable	$-	$-	$19,480
Issuance of share purchase warrants for finder's fee paid to broker for private placement	$-	$-	$11,477

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
For the period from July 27, 1994 (date of inception) to February 28, 2010
(Unaudited)
						Deficit
					Accumulated	Accumulated
		Stock	Additional		Other	During The
	Common	Amount At	Paid In		Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Warrants	Loss	Stage	Total

Balance, July 27, 1994 (Date of inception)	-	$-	$-	$-	$-	$-	$-
Common stock	1	1	-	-	-	-	1
Amount contributed by director	-	-	1,881	-	-	-	1,881
Net loss for the periods	-	-	-	-	-	(7,902)	(7,902)
Balance, May 31, 2001	1	$1	$1,881	$-	$-	$(7,902)	$(6,020)
Net loss of the year	-	-	-	-	-	(1,860)	(1,860)

Balance, May 31, 2002	1	$1	$1,881	$-	$-	$(9,762)	$(7,880)
Net loss of the year	-	-	-	-	-	(1,360)	(1,360)

Balance, May 31, 2003	1	$1	$1,881	$-	$-	$(11,122)	$(9,240)
Reverse acquisition	(1)	(1)	(1,881)	-	-	-	(1,882)
Issuance of common shares for reverse acquisition	25,000,000	25,000	(23,119)	-	-	-	1,881
Outstanding common shares of Company prior to acquisition	11,360,000	11,360	(10,883)	-	(583)	-	(106)
Issuance of shares for cash pursuant to a private placement - at $0.50	1,766,000	1,766	881,234	-	-	-	883,000
Stock-based compensation	-	-	368,641	-	-	-	368,641
Net loss of the year	-	-	-	-	-	(527,446)	(527,446)

Balance, May 31, 2004	38,126,000	$38,126	$1,215,873	$-	$(583)	$(538,568)	$714,848
Issuance of shares for cash pursuant to a private placement - at $0.50	1,950,000	1,950	973,050	-	-	-	975,000
Issuance of shares for finder's fee of private placement	101,500	102	50,648	-	-	-	50,750
Finders' fees	-	-	(50,750)				(50,750)
Fair value of share purchase warrants (finders' fees)	-	-	(40,110)	40,110	-	-	-
Issuance of shares for services rendered	100,000	100	41,900	-	-	-	42,000
Net loss of the year	-	-	-	-	-	(818,954)	(818,954)

Balance, May 31, 2005	40,277,500	$40,278	$2,190,611	$40,110	$(583)	$(1,357,522)	$912,894

Net loss for the year ended May 31, 2006	-	-	-	-	-	(461,201)	(461,201)

Balance, May 31, 2006	40,277,500	$40,278	$2,190,611	$40,110	$(583)	$(1,818,723)	$451,693

Issuance of shares for cash pursuant to a private placement - at $0.15	2,750,300	2,750	409,795	-	-	-	412,545
Issuance of shares for finder's fee of private placement	123,690	124	21,522	-	-	-	21,646
Finders' fees	-	-	(21,646)				(21,646)
Share issuance costs	-	-	(3,687)	-	-	-	(3,687)
Fair value of share purchase warrants (finders' fees)	-	-	(9,895)	9,895	-	-	-
Revaluation of share purchase warrants	-	-	(1,582)	1,582	-	-	-
Issuance of shares for services rendered	350,000	350	48,650	-	-	-	49,000
Net loss for the year ended May 31, 2007	-	-	-	-	-	(864,485)	(864,485)

Balance, May 31, 2007	43,501,490	$43,502	$2,633,768	$51,587	$(583)	$(2,683,208)	$45,066
Issuance of shares for services rendered at $0.06	324,685	324	19,156	-	-	-	19,480
Revaluation of share purchase warrants		-	-	409,525	-	-	409,525
Net loss for the year ended May 31, 2008	-	-	-	-	-	(516,440)	(516,440)

Balance, May 31, 2008	43,826,175	$43,826	$2,652,924	$461,112	$(583)	$(3,199,648)	$(42,369)
Revaluation of share purchase warrants		-	-	83,852	-	-	83,852
Net loss for the year ended May 31, 2009	-	-	-	-	-	(245,405)	(245,405)

Balance, May 31, 2009	43,826,175	$43,826	$2,652,924	$544,964	$(583)	$(3,445,053)	$(203,922)
Revaluation of share purchase warrants		-	91,703		-	-	91,703
Net loss for the nine months ended February 28, 2010	-	-	-	-	-	(191,353)	(191,353)

Balance, February 28, 2010	43,826,175	$43,826	$2,744,627	$544,964	$(583)	$(3,636,406)	$(303,572)

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)
February 28, 2010 and 2009
(Unaudited)

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

Operating results for the nine-month period ended February 28, 2010 are not necessarily indicative of the results that can be expected for the year ending May 31, 2010.

The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) applicable in the United States to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At February 28, 2010, the Company had a working capital deficiency of $303,666, has not yet achieved profitable operations, has accumulated losses of $3,636,406 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Micro Express Holdings Inc., Micro Express Ltd., Huyana Ventures Limited, Makaelo Holdings Inc. and Makaelo Limited. All inter-company transactions and account balances have been eliminated.

Note 2	Recent Accounting Pronouncements

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

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2010 and 2009
(Stated in US Dollars)
(Unaudited)

Note 2	Recent Accounting Pronouncements - Continued

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value,” or ASU 2009-05, which amends ASC 820 to provide clarification of circumstances in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

The Company adopted ASC 805 “Business Combinations” which was issued in December 2007.. ASC 805 requires that upon initially obtaining control, an acquirer should recognize 100% of the fair values of acquired assets, including goodwill and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. This statement also modifies the recognition for pre-acquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. This statement amends ASC 740-10, “Income Taxes” (“ASC 740”) to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. ASC 805 is effective for fiscal years beginning after December 15, 2008. The adoption of this standard did not have any impact on the Company’s financial position or results from operations.

The Company adopted ASC 470-20. In June 2008, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 was incorporated into ASC 470-20, Distinguishing Liabilities vs Equity. ASC 470-20 provides guidance for instruments (including options or warrants on a company’s shares, forward contracts on a company’s shares, and convertible debt instruments and convertible preferred stock) that may contain contract terms that call into question whether the instrument or embedded feature is indexed to the entity’s own stock. ASC 470-20 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of this standard did not have any impact on the Company’s financial position or results from operations.

The Company adopted ASC 810-10, “Non-controlling Interests in Consolidated Financial Statements. ASC 810-10 changes the accounting and reporting for minority interests, which is re-characterized as non-controlling interests and classified as a component of equity. ASC 810-10 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The adoption of ASC 810-10 did not have a material impact on the Company’s consolidated financial statements.

The Company adopted ASC 815-10 “Disclosures about Derivative Instruments and Hedging Activities”. This guidance requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This guidance encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of ASC 815-10 did not have a material impact on the Company’s consolidated financial statements.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2010 and 2009
(Stated in US Dollars)
(Unaudited)

Note 2	Recent Accounting Pronouncements - Continued

The Company adopted ASC 855. In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (“SFAS No. 165”). The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of financial statements. This statement was incorporated into ASC 855, Subsequent Events (“ASC 855”). This statement was effective for interim or annual reporting periods after June 15, 2009. ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements as well as the circumstances under which the entity would recognize them and the related disclosures an entity should make. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Note 3	Mineral Properties

Summary of mineral properties expenses for the three-month and nine-month periods ended February 28, 2010 and 2009 and for the cumulative period from date of inception (July 27, 1994) to February 28, 2010:

DXC
Salt Lake
Property

Three months ended February 28, 2010
Administrative	$-
Travel	-
$-
Three months ended February 28, 2009
Administrative	$577
Consulting fees	585
Travel	4,239
Legal fees	4,166
$9,567

DXC
Salt Lake
Property

Nine months ended February 28, 2010
Administrative	$88
Travel	4,606
$4,694
Nine months ended February 28, 2009
Administrative	$867
Consulting fees	27,890
Travel	19,656
Legal fees	7,008
$55,421

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2010 and 2009
(Stated in US Dollars)
(Unaudited)

Note 3	Mineral Properties - Continued

	DXC	Jiajika
	Salt Lake	Spodumene
Summary of mineral property expenditures	Property	Property

From Date of Inception (July 27, 1994) to February 28, 2010
Balance, May 31, 2003	$-	$-
Administrative	-	471
Consulting fees	-	9,263
Travel	-	2,763
Balance, May 31, 2004	-	12,497
Administrative	-	6,598
Consulting fees	-	33,799
Feasibility study	-	157,769
Permit costs	-	150,000
Travel	-	15,085
Balance, May 31, 2005	-	375,748
Administrative	5,560	2,100
Consulting fees	46,629	12,062
Engineering studies	26,933	-
Feasibility study	29,080	-
Geophysical study	31,114	-
Legal fees	623	-
Topography measurement	32,266	-
Travel	30,953	8,009
Wages and benefits	33,601	-
Cost recovery	-	(309,058)
Balance, May 31, 2006	236,759	88,861
Administrative	5,200	-
Consulting fees	134,580	-
Engineering studies	38,063	-
Mining permit	382,920	-
Topography measurement	15,001	-
Legal fees	9,695	-
Travel	53,262	488
Wages and benefits	35,687	-
Balance, May 31, 2007	911,167	89,349
Administrative	706	-
Consulting fees	60,548	-
Travel	5,456	-
Legal fees	11,566	-
Balance, May 31, 2008	989,443	89,349
Administrative	867	-
Consulting fees	27,890	-
Travel	16,959	-
Legal fees	7,008	-
Balance, May 31, 2009	1,042,167	89,349
Administrative	88	-
Travel	4,606	-
Balance, February 28, 2010	$1,046,861	$89,349

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2010 and 2009
(Stated in US Dollars)
(Unaudited)

Note 3	Mineral Properties – Continued

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

If for any Chinese regulatory or policy reasons, Monte Sea is not permitted to have more than fifty-one percent (51%) interest in the CJV, then the CJV agreement will be revised such that:

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2010 and 2009
(Stated in US Dollars)
(Unaudited)

Note 3	Mineral Properties – Continued

a)	Dangxiongcuo Salt Lake Project – Continued

(i)	Monte Sea shall have a forty-nine percent (49%) interest in the CJV;

(ii)	Monte Sea shall be entitled to receive returns on its investment in the CJV on a priority and accelerated basis until its investment in the CJV and the Property is fully recovered; and

(iii)	Monte Sea shall be permitted to manage the daily operation of the CJV pursuant to a management agreement to be entered into on terms and conditions satisfactory to the Company.

Upon the Agreement being effective and termination of the agreement dated September 16, 2005, the Company will be repaid RMB6,000,000 (approximately $875,000). As of February 28, 2010, the Company has received $nil in regards to this agreement.

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

As of February 28, 2010, the Company has incurred a total of $1,046,861 in mineral property costs on this property.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2010 and 2009
(Stated in US Dollars)
(Unaudited)

Note 3	Mineral Properties – Continued

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

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2010 and 2009
(Stated in US Dollars)
(Unaudited)

Note 3	Mineral Properties – Continued

b)	Jiajika Spodumene Property – Continued

During the year ended May 31, 2009, the Company received RMB580,000 ($84,823) from the Chinese partner and this was recorded as a recovery of doubtful collection on the statement of operations.

As at February 28, 2010, the Company had incurred a total of $398,407 in the Jiajika Spodumene Property before the cumulative cost recovery of RMB2,480,000 ($309,058).

Note 4	Related Party Transactions

The Company was charged consulting fees for administrative, corporate, financial, engineering, and management services during the three-month and nine-month periods ended February 28, 2010 totalling $5,701 (2009: $33,887) and $16,890 (2009: $86,268) by companies controlled by two directors of the Company respectively.

The Company was charged rental fees included in general and administrative expense during the three-month and nine-month periods ended February 28, 2010 totalling $3,258 (2009: $3,946) and $9,486 (2009: $14,115) by a company controlled by a director of the Company, respectively.

The Company was charged consulting fees included in mineral property costs during the three-month and nine-month periods ended February 28, 2010 in the amount of $nil (2009: $585) and $nil (2009: $4,094) by the Vice President of Micro, respectively.

The Company was charged consulting fees included in mineral property costs during the three-month and nine-month periods ended February 28, 2010 in the amount of $nil (2009: $nil) and $nil (2009: $22,042) by a company controlled by a director of the Company, respectively.

Cash and cash equivalents at February 28, 2010 include $33 (May 31, 2009: $55,320) held in trust by a director of the Company.

Included in accounts payable and accrued liabilities is $498,748 (May 31, 2009: $459,043) which was due to companies controlled by the directors of the Company for their services provided. These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by the related parties.

Note 5	Capital Stock

a)	Stock Options

On February 3, 2004, the Board of Directors of the Company approved the 2004 Stock Option Plan which allows the Company to grant up to 3,636,000 stock options as an incentive to directors, officers, employees and consultants.

During the nine-month periods ended February 28, 2010 and 2009, no stock options were granted or exercised. On February 3, 2009, 3,636,000 stock options with an exercise price of $0.50 per share expired unexercised.

At February 28, 2010, there were no outstanding stock options (May 31, 2009 - nil).

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2010 and 2009
(Stated in US Dollars)
(Unaudited)

Note 5	Capital Stock - Continued

b)	Share Purchase Warrants

Share purchase warrants outstanding at February 28, 2010 were as follows:

Number	Price	Expiry

3,817,500	$ 0.50	February 16, 2011
2,873,990	$ 0.18	February 16, 2011
6,691,490

During the nine-month periods ended February 28, 2010 and 2009, no warrants were exercised, cancelled or expired.

Each Series “A” warrant entitles the holder thereof the right to purchase one common share at $0.50 per share expiring on the earlier of:

1)	February 16, 2008; or
2)	The 90th day after the day on which the weighted average trading price of the Company's shares exceeds $0.85 per share for 30 consecutive trading days.

Upon exercise of the Series "A" Share Purchase Warrant at $0.50 each, the holder will receive one Common Share of the Company and a Series "B" Share Purchase Warrant exercisable at $1.00 expiring one year after the occurrence of either (1) or (2) as described above. The Series "A" Share Purchase Warrants were originally issued in 2004 pursuant to a private placement commenced in February 2004.

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

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2010 and 2009
(Stated in US Dollars)
(Unaudited)

Note 5	Capital Stock - Continued

b)	Share Purchase Warrants - Continued

On February 12, 2010, the Company re-extended the expiry date of 3,817,500 Share Purchase Warrants (the Series "A" Share Purchase Warrants) from February 16, 2010 to February 16, 2011. The exercise price of the warrants remains unchanged at $0.50 per share. The additional fair value of the 3,817,500 extended life Series “A” Share Purchase Warrants was estimated at $105,341 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 244%, risk free interest rates of 0.56% and expected life of one year.

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

The Company also re-extended the expiry date of 2,873,990 Share Purchase Warrants (the Series "C" share purchase Warrants) from February 26, 2010 to February 16, 2011. The exercise price of the warrants remains unchanged at $0.18 per share. The additional fair value of the 2,873,990 extended life Series “C” Share Purchase Warrants was estimated at $81,794 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0% expected volatility of 244%, risk-free interest rates of 0.56% and expected life of one year.

As at February 28, 2010, the Company has a total of 3,817,500 Series “A” and 2,873,990 Series “C” share purchase warrants outstanding, respectively.

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

Operating results for the three months and nine months ended February 28, 2010 are not necessarily indicative of the results that can be expected for the year ending May 31, 2010.

Results Of Operations

The operating loss increased to $112,550 for the quarter ended February 28, 2010, as compared to $101,613 for the quarter ended February 28, 2009 mainly due to the increase of stock-based compensation expense with respect to revaluing the extension of Class A and Class C Share Purchase Warrants in the amount of $91,703 and the increase in accounting & audit fees in 2010. The operating loss for nine months ended February 28, 2010 decreased to $191,353 as compared to $211,786 for the nine months ended February 28, 2009. Costs for the nine month period ended February 28, 2010 decreased primarily in respect of consulting fees, mineral property cost and general and administrative expenses; these cost decreases were offset by the Company not having a recovery of doubtful accounts as it did in the comparative period and, as well, incurring a foreign exchange loss of $5,214 in the current period compared to a gain of $ 21,922 in the comparative period.

For the three months ended February 28, 2010, relative to the same period in 2009, consulting fees decreased by $28,186, while consulting fees decreased by $70,378 for the nine months ended February 28, 2010 relative to the same period in 2009.

Accounting, audit and legal fees increased by $2,514 for the three months ended February 28, 2010 when compared to the same period in 2009. Accounting, audit and legal fees increased by $14,683 for the nine months ended February 28, 2010 when compared to the same period in 2009.

Mineral property costs decreased by $9,567 for the three months ended February 28, 2010 when compared to the same period in 2009. Mineral property costs decreased by $50,727 for the nine months ended February 28, 2010 when compared to the same period in 2009.

General and administrative decreased by $807 for the three months ended February 28, 2010 when compared to the same period in 2009. General and administrative decreased by $4,782 for the nine months ended February 28, 2010 when compared to the same period in 2009.

The Company expects the trend of losses to continue until we can achieve commercial production on some of the mineral properties, of which there can be no assurance as described in Risk Factors.

Liquidity And Working Capital

As of February 28, 2010, the Company had total current assets of $213,691 and total liabilities of $517,357. As of February 28, 2010, the Company had cash of $200,724 and negative working capital of $303,666.

Cash used in operating activities for the nine months ended February 28, 2010 was $46,565 as compared to cash used in operating activities for the same period in 2009 of $166,290. The decrease in cash used in operating activities was primarily due to the decrease in cash expenditures for consulting and mineral property costs.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol SGGV and is listed on Berlin Bremen Stock Exchange under the symbol GD7. As of February 28, 2010, there were 43,826,175 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 24 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sterling Group Ventures Inc.

/s/ Raoul Tsakok
Raoul Tsakok, Chairman and Chief Executive Officer
Date: April 14, 2010

/s/ Richard Shao
Richard Shao, President and Chief Financial Officer
Date: April 14, 2010

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