Form 10-K
period 2010-05-31
STERLING GROUP VENTURES INC
filed 2010-08-27
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010
OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number: 000-51775

STERLING GROUP VENTURES, INC.
(Exact name of registrant as specified in its charter)

Nevada	72-1535634
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

4743 – 350 S. E. Marine Drive
Vancouver BC Canada	V5X 2S5
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (604) 689-4407

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes [   ]    No [X]

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
Yes [   ]    No [X]

The aggregate market value of the voting and non-voting share of Common Stock held by non-affiliates of the registrant was approximately $1,441,570 based on the closing trading price for the common equity as of November 30, 2009 (at $0.06 per share closing price).

The number of shares of common stock, par value $0.001 per share, outstanding as of August 26, 2010 was 43,826,175.

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

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this annual report, the terms "we", "us", "our", “the Company” and "Sterling" mean Sterling Group Ventures, Inc., unless otherwise indicated.

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

We are a start-up, exploration stage company engaged in the search and exploration of lithium and related minerals. We have not yet generated or realized any revenues from our business operations. Our statutory registered agent's office is located at 123 West Nye Lane, Suite 129, Carson City, Nevada 89706 and our business office is located at 4743 – 350 S. E. Marine Drive, Vancouver, B.C., Canada, V5X 2S5. Our telephone number is (604) 689-4407 and fax number is (604) 408-8515

Lithium and Lithium Carbonate Overview

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

Pursuant to the Mianping Agreement signed on September 16, 2005, the parties agreed to set up a Cooperative Company (the “Cooperative”) to develop DXC Salt Lake. The objective of the Cooperative was to use the funds provided by Sterling through MEH and the skills and technology provided by Mianping to produce lithium carbonate (Li2CO3), potash and other chemicals from brine. MEH was to own 65% and Mianping to own 35% of the Cooperative. It was anticipated that the total investment in the Cooperative shall be approximately 240 million RMB (or approximately US$35 million) and would result in production of 5,000 tonnes per year of lithium carbonate and by products (potash and other chemicals). Mianping guaranteed the production cost of lithium carbonate would be less than 11,000 RMB per tonne (or approximately US $1,600 per tonne).

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

On April 5, 2005, the Company through Micro, signed a joint venture contract (“JV Contract”) with Sichuan Province Mining Ltd. for setting up a joint venture company, Jihai Lithium Ltd., and the development of the Jiajika lithium deposit. The Contract follows an agreement signed between the parties on September 16, 2003.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol SGGV and is listed on Berlin Bremen Stock Exchange under the symbol GD7. As of May 31, 2010, there were approximately 43,826,175 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

Dilution to the Existing Shareholders

The Company has no other capital resources other than the ability to use its common stock to raise additional capital or the exercise of the warrants by the unit holders. Pursuant to the agreement signed on July 8, 2008 with Zhong Chuan, the Company shall cause total 292,910,000 shares to be issued to Monte Sea Shareholders for the DXC Salt Lake project, which will significantly dilute the Company's stockholders.

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

In 1980’s, 1: 1,000,000 regional geology was conducted by the Tibet Regional Geology Brigade. 1: 250,000 regional geology was conducted by the Jiangxi Regional Geology Brigade in 2004. In 1999, two Chinese geologists conducted preliminary study in the area. In 2002, Mianping started exploration work in the area. 1:50,000 geology investigation and hydrogeology was conducted.1:2,000 salt field site engineering geology and topography mapping was conducted. 20,000 square meters salt field was built in 2003. In 2004, 10,000 square meters of the salt field was revamped. In December 2005, Sterling and Mianping commissioned the Tibet Geothermal brigade to conduct measurements for the 20 km2 salt field (1:2,000 and 1:5,000). In March 2006, Sterling and Mianping commissioned the Zhengzhou Comprehensive Utilization Institute of China Academy of Geology to conduct the purification test for the DXC salt lake rough concentrate. In 2006, the Tibet Geothermal Brigade conducted the geothermal exploration work. In May 2006, a Canadian standard NI 43-101 report was conducted by a qualified geologist. In June 2006, Mianping finished Chinese geology report and the report has passed the auditing of Ministry of Land and Resources of China. Since 2005, a technical team from Mianping has been working on the DXC Salt Lake site to conduct salt field technical test, weather monitoring and related tests and monitoring according to the plan designed by Sterling and Mianping.

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

Vegetation throughout the plateau is sparse grasses which have been grazed down to the root level. Sheep, goats and yaks graze in large herds on what appeared to be very lean fodder. Herdsmen and herdswomen tend these flocks with no visible support and often many miles from the nearest shelter. Some of the herdsmen seem to rely on the 125cc motor bike for transportation. The women appeared mainly to walk. Occasional five tonne trucks were seen hauling personal belongings grossly overloaded with household items and people.

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

As of the date of this report, the application to establish a joint venture has not yet been approved by the regulators in Tibet, China

As at May 31, 2010, the Company incurred expenses of $1,042,167 related to the DXC Salt Lake Property.

For further discussion of our interests in DXC Salt Lake Property, see the discussion of the agreements under "DXC Salt Lake Project" contained in Item 1, Business.

ITEM 3. LEGAL PROCEEDINGS

We have no knowledge of any pending or threatened material litigation, settlement of litigation, or other material claim involving us.

ITEM 4. Submission of Matters to a Vote of Security Holders

None

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is traded on the OTC Bulletin Board under the symbol “SGGV”. The table below sets forth the high and low sales prices for the Company’s common stock for the fiscal years ended May 31, 2009 and 2010. The quotations below reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Quarter Ended	High ($)	Low ($)

August 31, 2008	0.16	0.04

November 30, 2008	0.10	0.01

February 28, 2009	0.04	0.01

May 31, 2009	0.04	0.003

August 31, 2009	0.12	0.01

November 30, 2009	0.06	0.03

February 28, 2010	0.08	0.03

May 31, 2010	0.04	0.03

Pacific Stock Transfer Company is the registrar and transfer agent for our common shares, and is located at Suite 403 - 4045 South Spencer Street, Las Vegas, NV 89119 (Telephone: (702) 361-3033; Facsimile: (702) 433-1979).

On May 31, 2010, we had 43,826,175 shares of common stock outstanding and we had approximately 30 stockholders of record plus common shares held by brokerage clearing houses, depositories or other entity.

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

On May 12, 2004, the Company registered a 2004 incentive stock option plan consisting of 3,636,000 common shares. Pursuant to the stock option plan, the number of shares that may be issued under the plan may not exceed 15% of the issued and outstanding shares of the company. 15% of the issued and outstanding shares of the Company was 6,573,926 as of May 31, 2010.

During the years ended May 31, 2010 and 2009, no stock options were granted or exercised. On February 3, 2009, a total of 3,636,000 stock options with an exercise price of $0.50 per share expired unexercised.

At May 31, 2010, there were no outstanding stock options

Share Purchase Warrants

During the year ended May 31, 2010, no warrant was exercised or cancelled.

As at May 31, 2010 the Company has a total of 3,817,500 and 2,873,990 Series “A” and “C” share purchase warrants outstanding, respectively.

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

On February 12, 2010, the Company re-extended the expiry date of 3,817,500 Series "A" Share Purchase Warrants from February 16, 2010 to February 16, 2011. The exercise price of the warrants remains unchanged at $0.50 per share. The Company also re-extended the expiry date of 2,873,990 Series "C" share purchase Warrants from February 26, 2010 to February 16, 2011. The exercise price of the warrants remains unchanged at $0.18 per share.

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

Overview

Sterling is an exploration stage company, and its objective is to become a recognized leader in mineral property acquisition, exploration, development and production.

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

Results of Operations

The Company had no operating revenue except interest income of $412 for the year ended May 31, 2010 and interest income of $3,678 for the year ended May 31, 2009. The operating loss decreased to $214,116 for the year ended May 31, 2010, as compared to $249,083 for the year ended May 31, 2009 mainly due to the decrease of consulting fees, mineral property cost and general and administrative expenses; these cost decreases were offset by the Company not recognizing a recovery of doubtful accounts as it did in the year ended May 31, 2009, as well, incurring a foreign exchange loss of $6,083 in the current year compared to a gain of $ 6,197 in the year ended May 31, 2009 , and also offset by the increase of stock-based compensation expense of $91,704 with respect to revaluing the extension of Class A and Class C Share Purchase Warrants and the increase in accounting & audit fees in current year.

For the year ended May 31, 2010 relative to the year ended May 31, 2009, consulting fees decreased by $101,539, mineral property costs decreased by $52,724, and general and administrative decreased by $767, but accounting & audit fees increased by $10,839, Stock-based compensation expense increased by $7,852, and foreign exchange loss increased by $12,280.

The Company also incurred expenses on the following related party transactions during the year ended May 31, 2010:

(a)

The Company was charged consulting fees for administrative, corporate, financial, engineering, and management services during the year ended May 31, 2010 totalling $22,625 (2009: $123,726) by companies controlled by two directors of the Company.

(b)

The Company was charged rental fees included in general and administrative expense during the year ended May 31, 2010 totalling $12,847 (2009: $17,072) by a company controlled by a director of the Company.

(c)

The Company was charged consulting fees included in mineral property costs during the year ended May 31, 2010 in the amount of $nil (2009: $22,042) by a company controlled by a director of the Company.

(d)	Included in accounts payable and accrued liabilities is $509,990 (2009: $459,043) which was due to companies controlled by the directors of the Company for their services provided.

(e)	The Company was charged consulting fees included in mineral property costs during the year ended May 31, 2010 in the amount of $nil (2009: $4,094) by the Vice President of Micro.

(f)	Cash and cash equivalents at May 31, 2010 include $33 (2009: $55,320) held in trust by a director of the Company.

The Company expects the trend of losses to continue at an increasing rate.

Liquidity and Working Capital

As of May 31, 2010, the Company had total current assets of $196,547, and total liabilities of $522,516. As of May 31, 2010, the Company had cash and cash held in trust of $192,535 and negative working capital of $325,969.

Cash used in operating activities for the year ended May 31, 2010 was $54,787 as compared to cash used in operating activities for the year ended May 31, 2009 of $126,805. The decrease in cash used in operating activities was primarily due to the decrease in cash expenditures for consulting and mineral property costs as well as the increase in accounts payable and accrued liabilities.

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

No commitments to provide additional funds have been made by management or other stockholders except as set forth above. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover operation expenses except as set forth in the agreement dated July 8, 2008 where under, Zhong Chuan and Monte Sea Shareholders will provide RMB 100,000,000 (US$14,584,000) to put the DXC property into production. As a result of the Company’s financial condition, this raises substantial doubt that the Company will be able to continue as a going concern unless additional capital is raised.

Off-Balance Sheet Arrangements

As of May 31, 2010, we were not involved in any form of off-balance sheet arrangement.

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

Impairment of Long-lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment - Overall” (prior authoritative literature: Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Mineral Properties

Costs of acquiring mineral properties are capitalized by the project area unless the mineral properties do not have proven reserves. Costs to maintain mineral rights and leases are expensed as incurred. When a property reaches the production state, the related capitalized costs are amortized using the unit of production method on the basis of annual estimates of ore reserves. Management reviews the carrying value of mineral properties at least annually and will recognize impairment in value based upon current exploration results, and any impairment or subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations. Mineral property exploration costs are expensed as incurred. Exploration activities conducted jointly with others are reflected at the Company’s proportionate interest in such activities. As at May 31, 2010 and 2009, the Company did not have proven or probable ore reserves.

Stock-based Compensation

On June 1, 2006, the Company adopted the fair value recognition provisions of ASC Topic 718-10, Compensation - Stock Compensation – Overall (prior authoritative literature: SFAS No. 123R, “Accounting for Stock-Based Compensation”). Prior to June 1, 2006, the Company accounted for stock-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted ASC Topic 718-10,using the modified-prospective transition method. Under that transition method, compensation cost recognized for the year ended May 31, 2007 and thereafter will include: (a) compensation costs for all share-based payments granted prior to, but not yet vested as of June 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of ASC Topic 718-10,, and (b) compensation cost for all share-based payments granted subsequent to June 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC Topic 718-10,. The financial results for the prior periods have not been restated. The Company will amortize stock compensation cost ratably over the requisite service period. Adoption of ASC Topic 718-10 had no impact on the consolidated financial statements of the Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Tel: 604 688 5421	BDO Canada LLP
Fax: 604 688 5132	600 Cathedral Place
vancouver@bdo.ca	925 West Georgia Street
www.bdo.ca	Vancouver BC V6C 3L2 Canada

Report of Independent Registered Public Accounting Firm

To the Stockholders,
Sterling Group Ventures, Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Sterling Ventures Group Inc. (the “Company”) (An Exploration Stage Company) and its subsidiaries as of May 31, 2010 and 2009, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity (capital deficit) for the years then ended and for the period from July 27, 1994 (Date of Inception) to May 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Ventures Group Inc. and its subsidiaries as of May 31, 2010 and 2009, and the results of its operations and their cash flows for the years then ended and for the period from July 27, 1994 (Date of Inception) to May 31, 2010, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the exploration stage, has not yet achieved profitable operations and is dependent on its ability to raise capital from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. These factors, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Canada LLP

Chartered Accountants

Vancouver, Canada
August 26, 2010

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent firms.

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
May 31, 2010 and 2009

Stated in U.S. dollars	2010	2009

ASSETS

Current Assets
Cash	$192,502	$192,002
Cash held in trust - Note 4	33	55,320
GST receivable	4,000	9,577
Prepaid expenses and other receivable	12	270
Total current assets	196,547	257,169

Equipment	47	454
Total Assets	$196,594	$257,623

LIABILITIES AND CAPITAL DEFICIT

Current Liabilities
Accounts payable and other accrued liabilities - Note 4	$522,516	$461,545
Commitments and contingencies	-	-
	$522,516	$461,545
Capital Deficit
Common Stock : $0.001 Par Value - Note 5
Authorized : 500,000,000
Issued and Outstanding : 43,826,175	43,826	43,826
Additional Paid In Capital	2,652,924	2,652,924
Warrants - Note 5	636,668	544,964
Accumulated Other Comprehensive Loss	(583)	(583)
Deficit accumulated during the exploration stage	(3,658,757)	(3,445,053)
Total Capital Deficit	(325,922)	(203,922)
Total Liabilities and Capital Deficit	$196,594	$257,623

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended May 31, 2010 and 2009 and
for the period from July 27, 1994 (date of inception) to May 31, 2010

			July 27, 1994
			(Date of
			inception)
	Years ended May 31,		to May 31,
Stated in U.S. dollars	2010	2009	2010

Expenses
Accounting, audit and legal fees	$64,716	$53,877	$435,024
Bank charges	228	168	1,914
Consulting fees - Note 4	22,625	124,164	711,628
Depreciation	407	1,287	9,299
Filing fees and transfer agent	5,074	2,027	41,620
Foreign exchange loss (gain)	6,083	(6,197)	(23,426)
General and administrative - Note 4	18,673	19,440	117,215
Mineral property costs - Note 3	-	52,724	1,264,394
Printing and mailing	-	-	16,883
Shareholder information and investor relations	-	1,530	61,230
Stock-based compensation - Note 5b	91,704	83,852	953,722
Travel and entertainment	4,606	1,034	127,038
Recovery of doubtful collection - Note 3b	-	(84,823)	(272,358)
Allowance for doubtful collection	-	-	246,708
	(214,116)	(249,083)	(3,690,891)

Other item
Interest income	412	3,678	32,134

Net loss for the period	$(213,704)	$(245,405)	$(3,658,757)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average number of shares outstanding	43,826,175	43,826,175

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
For the period from July 27, 1994 (date of inception) to May 31, 2010

						Deficit
		Stock			Accumulated	Accumulated
		Amount	Additional		Other	During The
	Common	At Par	Paid In		Comprehensive	Exploration
Stated in U.S. dollars	Shares	Value	Capital	Warrants	Loss	Stage	Total
Balance, July 27, 1994 (Date of inception)	-	$-	$-	$-	$-	$-	$-
Common stock	1	1	-	-	-	-	1
Amount contributed by director	-	-	1,881	-	-	-	1,881
Net loss for the periods	-	-	-	-	-	(7,902)	(7,902)

Balance, May 31, 2001	1	$1	$1,881	$-	$-	$(7,902)	$(6,020)
Net loss of the year	-	-	-	-	-	(1,860)	(1,860)
Balance, May 31, 2002	1	$1	$1,881	$-	$-	$(9,762)	$(7,880)
Net loss of the year	-	-	-	-	-	(1,360)	(1,360)
Balance, May 31, 2003	1	$1	$1,881	$-	$-	$(11,122)	$(9,240)
Reverse acquisition	(1)	(1)	(1,881)	-	-	-	(1,882)
Issuance of common shares for reverse acquisition	25,000,000	25,000	(23,119)	-	-	-	1,881
Outstanding common shares of Company prior to acquisition	11,360,000	11,360	(10,883)	-	(583)	-	(106)
Issuance of shares for cash pursuant to a private placement - at $0.50	1,766,000	1,766	881,234	-	-	-	883,000
Stock-based compensation	-	-	368,641	-	-	-	368,641
Net loss of the year	-	-	-	-	-	(527,446)	(527,446)
Balance, May 31, 2004	38,126,000	$38,126	$1,215,873	$-	$(583)	$(538,568)	$714,848
Issuance of shares for cash pursuant to a private placement - at $0.50	1,950,000	1,950	973,050	-	-	-	975,000
Issuance of shares for finder's fee of private placement	101,500	102	50,648	-	-	-	50,750
Finders' fees	-	-	(50,750)	-	-	-	(50,750)
Fair value of share purchase warrants (finders' fees)	-	-	(40,110)	40,110	-	-	-
Issuance of shares for services rendered	100,000	100	41,900	-	-	-	42,000
Net loss of the year	-	-	-	-	-	(818,954)	(818,954)
Balance, May 31, 2005	40,277,500	$40,278	$2,190,611	$40,110	$(583)	$(1,357,522)	$912,894
Net loss for the year ended May 31, 2006	-	-	-	-	-	(461,201)	(461,201)
Balance, May 31, 2006	40,277,500	$40,278	$2,190,611	$40,110	$(583)	$(1,818,723)	$451,693
Issuance of shares for cash pursuant to a private
placement - at $0.15	2,750,300	2,750	409,795	-	-	-	412,545
Issuance of shares for finder's fee of
private placement	123,690	124	21,522	-	-	-	21,646
Finders' fees	-	-	(21,646)	-	-	-	(21,646)
Share issuance costs	-	-	(3,687)	-	-	-	(3,687)
Fair value of share purchase warrants (finders' fees)	-	-	(9,895)	9,895	-	-	-
Revaluation of share purchase warrants	-	-	(1,582)	1,582	-	-	-
Issuance of shares for services rendered	350,000	350	48,650	-	-	-	49,000
Net loss for the year ended May 31, 2007	-	-	-	-	-	(864,485)	(864,485)
Balance, May 31, 2007	43,501,490	$43,502	$2,633,768	$51,587	$(583)	$(2,683,208)	$45,066
Issuance of shares for services rendered at $0.06	324,685	324	19,156	-	-	-	19,480
Revaluation of share purchase warrants	-	-	-	409,525	-	-	409,525
Net loss for the year ended May 31, 2008	-	-	-	-	-	(516,440)	(516,440)
Balance, May 31, 2008	43,826,175	$43,826	$2,652,924	$461,112	$(583)	$(3,199,648)	$(42,369)
Revaluation of share purchase warrants	-	-	-	83,852	-	-	83,852
Net loss for the year ended May 31, 2009	-	-	-	-	-	(245,405)	(245,405)
Balance, May 31, 2009	43,826,175	$43,826	$2,652,924	$544,964	$(583)	$(3,445,053)	$(203,922)
Revaluation of share purchase warrants	-	-	-	91,704	-	-	91,704
Net loss for the year ended May 31, 2010	-	-	-	-	-	(213,704)	(213,704)
Balance, May 31, 2010	43,826,175	$43,826	$2,652,924	$636,668	$(583)	$(3,658,757)	$(325,922)

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended May 31, 2010 and 2009 and
for the period from July 27, 1994 (date of inception) to May 31, 2010

			July 27, 1994
			(Date of
			inception)
	Years ended May 31,		to May 31,
Stated in U.S. dollars	2010	2009	2010
Cash flows from operating activities
Net loss for the period	$(213,704)	$(245,405)	$(3,658,757)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock compensation expenses	91,704	83,852	953,722
Depreciation	407	1,287	9,299
Permit and engineering studies	-	-	150,000
Shareholder information and investor relations	-	-	20,447
Accounting, audit and legal fees		-	49,000
Translation adjustment	-	-	(106)
Changes in non-cash working capital items related to operations
GST refundable	5,577	(4,170)	(4,000)
Prepaid expenses and other receivable	258	(259)	21,541
Advance receivable	-	8,850	-
Accounts payable and accrued liabilities	60,971	29,040	541,996
Net cash provided by (used in) operating activities	(54,787)	(126,805)	(1,916,858)

Cash flows from investing activities
Advance on investment	-	-	(150,000)
Additions to equipment	-	-	(9,346)
Net change in cash held in trust	55,287	170,380	(33)
Net cash flows used in investing activities	55,287	170,380	(159,379)

Cash flows from financing activities
Net proceeds on issuance of common stock	-	-	2,266,858
Amounts contributed by director	-	-	1,881
Net cash flows provided by financing activities	-	-	2,268,739

Net increase in cash	500	43,575	192,502
Cash - beginning of period	192,002	148,427	-
Cash - end of period	$192,502	$192,002	$192,502

Supplemental Information :
Cash paid for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash Transactions :
Issuance of shares for commission paid to broker for private placement	$-	$-	$72,396
Issuance of shares for services rendered	$-	$-	$91,000
Issuance of shares for settlement of accounts payable	$-	$-	$19,480
Issuance of share purchase warrants for finder's fee paid to broker for private placement	$-	$-	$11,477

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010 and 2009
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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2010, the Company had not yet achieved profitable operations, has a working capital deficiency of $325,969, has accumulated losses of $3,658,757 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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
May 31, 2010 and 2009
(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies – (cont’d)

Exploration Stage Company

The Company complies with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities” (prior authoritative literature: FASB Statement of Financial Accounting Standards (“SFAS”) No. 7) and Exchange Commission Act Guide 7 for its characterization of the Company as an exploration stage company.

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

Mineral Properties

Costs of acquiring mineral properties are capitalized by the project area unless the mineral properties do not have proven reserves. Costs to maintain mineral rights and leases are expensed as incurred. When a property reaches the production state, the related capitalized costs are amortized using the unit of production method on the basis of annual estimates of ore reserves. Management reviews the carrying value of mineral properties at least annually and will recognize impairment in value based upon current exploration results, and any impairment or subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations. Mineral property exploration costs are expensed as incurred. Exploration activities conducted jointly with others are reflected at the Company’s proportionate interest in such activities. As at May 31, 2010 and 2009, the Company did not have proven or probable ore reserves.

Impairment of Long-lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, “Property, Plant and Equipment - Overall” (prior authoritative literature: SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010 and 2009
(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies – (cont’d)

Asset Retirement Obligations

The Company recognizes the fair value of a liability for an asset retirement obligation in the year in which it is incurred when a reasonable estimate of fair value can be made. The carrying amount of the related long-lived asset is increased by the same amount as the liability.

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation. The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. No asset retirement obligation was recognized at May 31, 2010 and 2009.

Equipment

Equipment is carried at cost and consists of computer equipment. Depreciation is provided on a straight-line basis over the useful life of the equipment being 3 years.

Income Taxes

The Company accounts for income taxes under the provisions of ASC Topic 740, “Income Taxes” (prior authoritative literature: SFAS 109, “Accounting for Income Taxes”). Under ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income taxes are provided using the liability method. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax base of an asset or liability is the amount attributed to that asset or liability for tax purposes. The effect on deferred taxes of a change in tax rates is recognized in income in the period of change. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of, the deferred tax assets will not be realized.

On June 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, (codified in FASB ASC Topic 740). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties accrued on unrecognized tax benefits within general and administrative expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in general and administrative expenses in the period that such determination is made. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010 and 2009
(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies – (cont’d)

Fair Value of Financial Instruments

The Company applies the provisions of ASC 820 (prior authoritative literature: SFAS No. 157, “Fair Value Measurements”). ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 - observable inputs other than Level I, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3 - assets and liabilities whose significant value drivers are unobservable by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial instruments consist of cash, cash held in trust, accounts receivables and accounts payable and accrued liabilities. The carrying values of the Company’s financial instruments approximate fair value due to the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

The Company did not have any Level 1, Level 2 or Level 3 inputs as at May 31, 2010.

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of May 31, 2010, the Company had no deposit in a bank beyond insured limits.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010 and 2009
(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies – (cont’d)

Basic Loss per Share

The Company reports basic loss per share in accordance with the ASC Topic 260-10, “Earnings Per Share - Overall” (prior authoritative literature: SFAS No. 128, “Earnings Per Share”, and EITF No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128”, respectively). Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back any convertible preferred dividend and the after-tax amount of interest in the period associated with any convertible debt. The numerator is also adjusted for any other changes in income or loss that would result from the assumed conversion of these potential common shares. Common share equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net loss position at the calculation date. At May 31, 2010, the Company had 6,691,490 (2009 – 6,691,490) common share equivalents in respect to options and warrants. Because the Company incurred a loss, diluted loss per share is the same as basic loss per share.

Comprehensive Loss

The Company reports comprehensive income (loss) in accordance with ASC Topic 220-10, “Comprehensive Income - Overall” (prior authoritative literature: SFAS No. 130, “Reporting Comprehensive Income”). Comprehensive loss is comprised of foreign currency translation adjustments.

Foreign Currency Translation

Foreign currency transactions are translated into US dollars, the functional and reporting currency, by the use of the exchange rate in effect at the date of the transaction, in accordance with ASC Topic 830- 20, “Foreign Currency Matters - Foreign Currency Translation” (prior authoritative literature: SFAS No. 52, “Foreign Currency Translation”).

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
May 31, 2010 and 2009
(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies – (cont’d)

Stock-based Compensation

The Company adopted ASC Topic 718-10, Compensation - Stock Compensation – Overall (prior authoritative literature: SFAS No. 123R, “Accounting for Stock-Based Compensation”), using the modified prospective method on June 1, 2006 to account for its stock options and similar equity instruments issued. Under this application, the Company is required to record compensation expense, based on the fair value of the awards, for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as at the date of adoption. In accordance with ASC 718-10, the compensation expense is amortized on a straight- line basis over the requisite service period which approximates the vesting period. ASC Topic 718-10 requires excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid.

With the adoption of ASC 718-10, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of the extension of the expiry dates of share purchase warrants previously granted. The Company has estimated the fair value of share purchase warrants for the years ended May 31, 2010 and May 31, 2009 using the assumptions more fully described in Note 5(b).

Comparative Figures

Certain comparative figures have been reclassified to conform to current year’s presentation.

New Accounting Pronouncements

FASB Accounting Standards Codification — Effective for interim and annual periods ending after September 15, 2009, the FASB has defined a new hierarchy for U.S. GAAP and established the FASB Accounting Standards Codification (ASC) as the sole source for authoritative guidance to be applied by nongovernmental entities. On the effective date of this standard, FASB Accounting Standards Codification™ (ASC) will become the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). ASC significantly changes the way financial statement preparers, auditors, and academics perform accounting research but is not intended to change GAAP. The adoption of the ASC changes the manner in which U.S. GAAP guidance is referenced, but it does not have any impact on the Company’s financial position or results of operations. In order to ease the transition to the Codification, the Company is providing the Codification cross- reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

The Company adopted ASC 805 “Business Combinations” which was issued in December 2007. ASC 805 requires that upon initially obtaining control, an acquirer should recognize 100% of the fair values of acquired assets, including goodwill and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. This statement also modifies the recognition for pre- acquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. This statement amends ASC 740-10, “Income Taxes” (“ASC 740”) to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. ASC 805 is effective for fiscal years beginning after December 15, 2008. The adoption of this standard did not have any impact on the Company’s financial position or results from operations.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010 and 2009
(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies – (cont’d)

New Accounting Pronouncements – (cont’d)

In December 2007, the Company adopted ASC 810-10, “Non-controlling Interests in Consolidated Financial Statements (prior authoritative literature: SFAS No. 160, “Non-controlling Interests in Financial Statements – an amendment of ARB No. 5”). ASC 810-10 establishes accounting and reporting standards for non-controlling interest in a subsidiary and for deconsolidation of a subsidiary. ASC 810-10 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The adoption of ASC 810-10 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the Company adopted ASC 815-10 “Disclosures about Derivative Instruments and Hedging Activities” (prior authoritative literature: SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”). ASC 815-10amends and expands the disclosure requirements of ASC 815 (prior authoritative literature: SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”) to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk- related contingent features in derivative agreements. The pronouncement also requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. The adoption of ASC 815-10 did not have a material impact on the Company’s consolidated financial statements.

The Company adopted ASC 470-20. In June 2008, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 was incorporated into ASC 470-20, Distinguishing Liabilities vs. Equity. ASC 470-20 provides guidance for instruments (including options or warrants on a company’s shares, forward contracts on a company’s shares, and convertible debt instruments and convertible preferred stock) that may contain contract terms that call into question whether the instrument or embedded feature is indexed to the entity’s own stock. ASC 470-20 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of this standard did not have any impact on the Company’s financial position or results from operations.

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

In May 2009, the FASB issued ASC 855 (prior authoritative literature: SFAS No. 165, Subsequent). The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of financial statements. This statement was effective for interim or annual reporting periods after June 15, 2009. ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements as well as the circumstances under which the entity would recognize them and the related disclosures an entity should make. The Company adopted ASC 855 during the first quarter of fiscal 2010. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010 and 2009
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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820)—Fair Value Measurements and Disclosures (ASU 2010- 06), to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events. ASU 2010-09 was issued to amend ASC 855 to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. This change is intended to alleviate potential conflicts with current SEC guidance. The provisions of ASU 2010-09 are effective upon issuance. The adoption of ASC 855 and ASU 2010-09 did not have a material impact on the Company's financial statements.

Note 3	Mineral Properties

Summary of mineral properties expenses for the years ended May 31, 2010 and 2009 and for the cumulative period from date of inception (July 27, 1994) to May 31, 2010:

DXC
Salt Lake
Property

Year ended May 31, 2010	$-

Year ended May 31, 2009
Administrative	$867
Consulting fees	27,890
Travel	16,959
Legal fees	7,008
$52,724

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010 and 2009
(Stated in US Dollars)

Note 3	Mineral Properties –– (cont’d)

	DXC	Jiajika
	Salt Lake	Spodumene
Summary of mineral property expenditures	Property	Property

From Date of Inception (July 27, 1994) to May 31, 2010
Balance, May 31, 2003	$-	$-
Administrative	-	471
Consulting fees	-	9,263
Travel	-	2,763
Balance, May 31, 2004	-	12,497
Administrative	-	6,598
Consulting fees	-	33,799
Feasibility study	-	157,769
Permit costs	-	150,000
Travel	-	15,085
Balance, May 31, 2005	-	375,748
Administrative	5,560	2,100
Consulting fees	46,629	12,062
Engineering studies	26,933	-
Feasibility study	29,080	-
Geophysical study	31,114	-
Legal fees	623	-
Topography measurement	32,266	-
Travel	30,953	8,009
Wages and benefits	33,601	-
Cost recovery	-	(309,058)
Balance, May 31, 2006	236,759	88,861
Administrative	5,200	-
Consulting fees	134,580	-
Engineering studies	38,063	-
Mining permit	382,920	-
Topography measurement	15,001	-
Legal fees	9,695	-
Travel	53,262	488
Wages and benefits	35,687	-
Balance, May 31, 2007	911,167	89,349
Administrative	706	-
Consulting fees	60,548	-
Travel	5,456	-
Legal fees	11,566	-
Balance, May 31, 2008	989,443	89,349
Administrative	867	-
Consulting fees	27,890	-
Travel	16,959	-
Legal fees	7,008	-
Balance, May 31, 2009 and 2010	1,042,167	89,349

Not included in the table above was a total of $132,878 of costs incurred on other properties which were abandoned during the years ended May 31, 2006 and 2007.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010 and 2009
(Stated in US Dollars)

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

Under the Agreement, the CJV will be established within 90 days from date of this Agreement, subject to required regulatory approval and based on a joint venture agreement by way of acquisition of interest in the Opco by Monte Sea Holdings Ltd. (“Monte Sea”), or by way of incorporation under the Chinese laws. Monte Sea shall hold up to 65% but no less than 51% of shares in the CJV. CJV shall own and hold all the Property.

If for any Chinese regulatory or policy reasons, Monte Sea is not permitted to have more than fifty-one percent (51%) interest in the CJV, then the CJV agreement will be revised such that:

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010 and 2009
(Stated in US Dollars)

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

Upon the Agreement being effective and termination of the agreement dated September 16, 2005, the Company will be repaid RMB6,000,000 (approximately $875,000). As of May 31, 2010, the Company has received $nil in regards to this agreement.

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

As of May 31, 2010, the Company has incurred a total of $1,042,167 in mineral property costs on this property.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010 and 2009
(Stated in US Dollars)

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

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010 and 2009
(Stated in US Dollars)

Note 3	Mineral Properties – (cont’d)

b)	Jiajika Spodumene Property – Continued

During the year ended May 31, 2009, the Company received RMB580,000 ($84,823) from the Chinese partner and this was recorded as a recovery of doubtful collection on the statement of operations.

As at May 31, 2010, the Company had incurred a total of $398,407 in the Jiajika Spodumene Property before the cumulative cost recovery of RMB2,480,000 ($309,058).

Note 4	Related Party Transactions

The Company was charged consulting fees for administrative, corporate, financial, engineering, and management services during the year ended May 31, 2010 totalling $22,625 (2009: $123,726) by companies controlled by two directors of the Company.

The Company was charged rental fees included in general and administrative expense during the year ended totalling $12,847 (2009: $17,072) by a company controlled by a director of the Company.

The Company was charged consulting fees included in mineral property costs during the year ended May 31, 2010 in the amount of $nil (2009: $4,094) by the Vice President of Micro.

The Company was charged consulting fees included in mineral property costs during the year ended May 31, 2010 in the amount of $nil (2009: $22,042) by a company controlled by a director of the Company.

Cash and cash equivalents at May 31, 2010 include $33 (2009: $55,320) held in trust by a director of the Company.

Included in accounts payable and accrued liabilities is $509,990 (2009: $459,043) which was due to companies controlled by the directors of the Company for their services provided.

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

During the years ended May 31, 2010 and 2009, no stock options were granted or exercised. On February 3, 2009, 3,636,000 stock options with an exercise price of $0.50 per share expired unexercised.

At May 31, 2010, there were no outstanding stock options (2009 - nil).

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010 and 2009
(Stated in US Dollars)

Note 5	Capital Stock - (cont’d)

b)	Share Purchase Warrants

Share purchase warrants outstanding at May 31, 2010 were as follows:

Number	Price	Expiry

3,817,500	$ 0.50	February 16, 2011
2,873,990	$ 0.18	February 16, 2011
6,691,490

During the years ended May 31, 2010 and 2009, no warrants were exercised, cancelled or expired.

Each Series “A” warrant entitles the holder thereof the right to purchase one common share at $0.50 per share expiring on the earlier of:

1)	February 16, 2008; or

2)	The 90th day after the day on which the weighted average trading price of the Company's shares exceeds $0.85 per share for 30 consecutive trading days.

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

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010 and 2009
(Stated in US Dollars)

Note 5	Capital Stock - (cont’d)

b)	Share Purchase Warrants - (cont’d)

On February 12, 2010, the Company re-extended the expiry date of 3,817,500 Share Purchase Warrants (the Series "A" Share Purchase Warrants) from February 16, 2010 to February 16, 2011. The exercise price of the warrants remains unchanged at $0.50 per share. The additional fair value of the 3,817,500 extended life Series “A” Share Purchase Warrants was estimated at $44,283 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 244%, risk free interest rates of 0.56% and expected life of one year.

On February 7, 2008, the Company extended the expiry date of the 2,873,990 Series “C” Share Purchase Warrants from February 29, 2008 to February 27, 2009. The exercise price of the warrants remained unchanged at $0.18 per share. The additional fair value of the 2,873,990 extended life Series “C” Share Purchase Warrants was estimated at $156,536, by using the Black- Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0% expected volatility of 222.09%, risk-free interest rates of 2.08% and expected life of one year.

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

The Company also re-extended the expiry date of 2,873,990 Share Purchase Warrants (the Series "C" share purchase Warrants) from February 26, 2010 to February 16, 2011. The exercise price of the warrants remains unchanged at $0.18 per share. The additional fair value of the 2,873,990 extended life Series “C” Share Purchase Warrants was estimated at $47,421 using the Black- Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0% expected volatility of 244%, risk-free interest rates of 0.56% and expected life of one year.

As at May 31, 2010, the Company has a total of 3,817,500 Series “A” and 2,873,990 Series “C” share purchase warrants outstanding, respectively.

Note 6	Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies through amounts held in China in RMB:

- Cash held in trust $33 (2009 - $55,320)

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010 and 2009
(Stated in US Dollars)

Note 7	Deferred Tax Assets

The Company's income tax expense for the years ended May 31, 2010 and 2009 differed from the United States statutory rates:

	2010	2009

Effective tax rate	35%	35%

Statutory rate applied to loss before income taxes	$(74,800)	$(85,800)
Increase in income taxes resulting from:
Foreign income taxed at other than US statutory rates	1,600	-
Non-deductible expenses	32,100	29,400
Change in valuation allowance	41,100	56,400
Income tax expense	$-	$-

The significant components of the Company’s deferred tax assets are as follows:

	2010	2009
Future income tax assets (liability)
Share issuance cost	$-	$5,200
Equipment	3,600	3,700
Mineral property and related deferred explorations	520,600	500,000
Non-capital losses	400,700	374,900
	924,900	883,800
Valuation allowance	(924,900)	(883,800)
	$-	$-

At May 31, 2010, the Company has incurred accumulated net operating losses totalling approximately $1,192,677 (2009: $1,071,084) which are available to reduce taxable income in future taxation years.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010 and 2009
(Stated in US Dollars)

Note 7	Deferred Tax Assets – (cont’d)

These losses expire as follows:

Year of Expiry	Amount

2025	$359,680
2026	213,619
2027	256,068
2028	119,731
2029	121,986
2030	121,593
$1,192,677

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

As at May 31, 2010, the Company is in arrears on filing its statutory income tax returns and the amounts presented above are based on estimates. The actual losses available could differ from these estimates. In addition, the Company could be subject to penalties for these unfiled tax returns.

The Company operates in foreign jurisdictions and is subject to audit by taxing authorities. These audits may result in the assessment of amounts different than the amounts recorded in the consolidated financial statements. The Company liaises with the relevant authorities in these jurisdictions in regard to its income tax and other returns. Management believes the Company has adequately provided for any taxes, penalties and interest that may fall due.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a.        Evaluation of Disclosure Controls and Procedures:

The management of the Company has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period of the report, May 31, 2010 and has concluded that the disclosure controls, and procedures was effective based upon their evaluation as of the evaluation date.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company's internal controls over financial reporting as defined in Rules 13a-15(e) or 240.15d -15(e) of the Securities Exchange Act of 1934, as amended, as of May 31, 2010. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's internal controls over financial reporting are effective.

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

c.        Changes in Internal Control over Financial Reporting:

There were no significant changes in the Company’s internal control over financial reporting identified in connection with the Company’s evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange act that during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected / Appointed
Richard Shao	President, Director, CFO	47	January 21, 2004
Raoul Tsakok	Chairman of the Board, CEO	60	January 21, 2004
Gerald Runolfson	Director	68	April 5, 2004
Robert Smiley	Director	66	June 6, 2007

Business Experience

The following sets forth the business experience of each of the Company's directors and executive officers:

Raoul N. Tsakok, Chairman

Mr. Tsakok has worked in the Investment Management business for over 30 years. He has been Chairman of Sagit Investment Management Ltd. since 1987. He has been Chairman and director of Richco Investors Inc. and Constitution Insurance Company of Canada. He holds an MBA degree.

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

Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of Mr. Raoul Tsakok, Mr. Richard Shao and Mr. Robert Smiley. During the year ended May 31, 2010, the audit committee met six times. A copy of our audit committee charter is filed as an exhibit to the Form 10-K on August 28, 2009.

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

Code of Ethics

We have adopted a corporate code of ethics that applies to all employees, including our directors and officers. A copy of the code of ethics is filed as an exhibit to the Form 10-K on August 28, 2009. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

ITEM 11. EXECUTIVE COMPENSATION

(a) Officers' Compensation.

Compensation paid by the Company for all services provided up to the fiscal years ended May 31, 2010 and 2009 to each of the executive officers and to all officers as a group is set forth below.

SUMMARY COMPENSATION TABLE OF EXECUTIVES

		Cash Compensation			Security Grants			TOTAL ($)
Name and Principal Position	Year ended May 31,	Salary ( $) (1)	Bonus ($)	All Other Compensation ( $) (2)	Restricted Stock Awards ($)	Securities Underlying Options / SARs (#) (SHARES)	Long Term Compensation / Options ($)
Richard Shao President	2009	0	0	62,076	0	0	0	62,076
	2010	0	0	0	0	0	0	0
Raoul Tsakok Chairman	2009	0	0	63,000	0	0	0	63,000
	2010	0	0	0	0	0	0	0
Kathy Wang Secretary	2009	0	0	20,692	0	0	0	20,692
	2010	0	0	22,625	0	0	0	22,625
Officers as a Group	2009	0	0	145,768	0	0	0	145,768
	2010	0	0	22,625	0	0	0	22,625

(1)	Executive officers did not receive any salary during the fiscal years ended December 31, 2010 or 2009.
(2)	The amounts listed under the Column entitled “All other Compensation” in the “Summary Compensation Table” related to consulting fees earned during the period reported.

(b) Directors' Compensation

Directors who are also officers receive no cash compensation for services as a director. However, the directors will be reimbursed for out-of-pocket expenses incurred in connection with attendance at board and committee meetings. The Company granted options to directors under its 2004 Incentive Stock Option Plan subsequently adopted.

SUMMARY COMPENSATION TABLE OF DIRECTORS
(For fiscal years ended May 31, 2010 and 2009)

		Cash Compensation			Security Grants			TOTAL ($)
Name and Principal Position	Year ended May 31,	Annual Retainer Fees ($)	Meeting Fees ($)	Consulting Fees/ Other Fees ( $)	Number of Shares (#)	Securities Underlying Options / SARs (#) (SHARES)	All Other Compensation ($)
Raoul Tsakok Director	2009	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0
Richard Shao Director	2009	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0
Gerald Runolfson Director	2009	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0
Robert G. Smiley Director	2009	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0
Directors as a Group	2009	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0

During the year ended May 31, 2004, we granted 2,100,000 stock options to our directors or officers. The options were granted at an exercise price of $0.50 per share and expired on February 3, 2009. During the year ended May 31, 2010, no stock options were granted to our directors or officers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 26, 2010, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated. As of August 26, 2010, there were 43,826,175 common shares issued and outstanding.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class(2)
Common stock	Raoul Tsakok	15,000,000 (3)	34.23%
Common stock	Richard Shao	4,000,000	9.13%
Common stock	Gerald Runolfson	1,700,000 (4)	3.87%
Common stock	Robert Smiley	0	0
	TOTAL	20,700,000	47.23%

(1)	The address of each beneficial owner is 4743 – 350 SE Marine Drive, Vancouver, BC V5X 2S5 Canada
(2)

Based on 43,826,175 shares outstanding as of August 26, 2010 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

(3)	15,000,000 common shares held through Cobilco Inc.
(4)	Includes 800,000 common shares and 300,000 “A” warrants, 300,000 “B” warrants and 300,000 “C” warrants held through Elkon Products Inc.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

BDO Canada LLP (“BDO”) provided audit services to the Company in connection with its annual report for the fiscal years ended May 31, 2010 and May 31, 2009. The aggregate fees billed by BDO for the May 31, 2010 year ended audit and the fiscal year 2010 quarterly reviews of the Company was $40,852. The aggregate fees billed by BDO for the May 31, 2009 year ended audit and the fiscal year 2009 quarterly reviews of the Company was $42,284.

Audit Related Fees

No fees were billed by BDO to the Company for professional services that are reasonably related to the audit or review of the Company's financial statements that are not disclosed in "Audit Fees" above.

Tax Fees

No fees were billed by BDO to the Company in the years ended May 31, 2010 and 2009 for professional tax services.

All Other Fees

No fees were billed by BDO to the Company for other professional services rendered or any other services not disclosed above during the years ended May 31, 2010 and 2009.

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

     3.      Exhibits

A list of the exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index beginning on page 47 of this report. Those exhibits incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. Otherwise, the exhibits are filed herewith.

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
         Date: August 26, 2010

By:   /s/ Raoul Tsakok
         Raoul Tsakok, Chairman and Chief Executive Officer
         Date: August 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Richard Shao
         Richard Shao, President and Chief Financial Officer
         Date: August 26, 2010

By:   /s/ Raoul Tsakok
         Raoul Tsakok, Chairman and Chief Executive Officer
         Date: August 26, 2010

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

10.2

Joint Venture Contract between Micro Express Ltd. (the Company’s wholly subsidiary) and Sichuan Province Mining Ltd., dated April 5, 2005 (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on April 11, 2005, and incorporated herein by reference).

10.3

Agreement for Development of DXC Salt Lake Property between Micro Express Holdings Inc. (the Company’s wholly subsidiary) and Beijing Mianping Salt Lake Research Institute, dated September 16, 2005 (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on September 21, 2005, and incorporated herein by reference).

10.4

Agreement for Termination of Joint Venture between Micro Express Ltd. and Sichuan Province Mining Ltd., dated March 3, 2006 (Filed as Exhibit 10.1 to the Company's current report on Form 8- K filed on March 6, 2006, and incorporated herein by reference).

10.5

Agreement between the Company, Zhong Chuan International Mining Holding Co., Ltd., and shareholders of Monte Sea Holdings Ltd., dated July 8, 2008 (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on July 15, 2008, and incorporated herein by reference).

14.1	Code of Ethics. (Filed as Exhibit 14.1 to the Company's annual report on Form 10-K filed on August 28, 2009, and incorporated herein by reference).
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
99.1	Audit Committee Charter. (Filed as Exhibit 99.1 to the Company's annual report on Form 10-K filed on August 28, 2009, and incorporated herein by reference).