Form 10-Q
period 2010-08-31
STERLING GROUP VENTURES INC
filed 2010-10-14
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended August 31, 2010..

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from _________ to _______ .

Commission file number: 000-51775

STERLING GROUP VENTURES, INC.
(Exact name of registrant as specified in its charter)

Nevada	72-1535634
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4743 - 350 S. E. Marine Drive, Vancouver, B.C. V5X 2S5
(Address of principal executive offices) (Zip Code)

(604) 689-4407
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 13, 2010.

Title of each class	Number of shares
Common Stock, par value $0.001 per share	43,826,175

STERLING GROUP VENTURES, INC.
FORM 10-Q
INDEX

		Page

PART I - FINANCIAL INFORMATION		3

Item 1.	Financial Statements (unaudited)	3

	Interim Consolidated Balance Sheets of Sterling Group Ventures, Inc. at August 31, 2010 (unaudited) and May 31, 2010	3

	Unaudited Interim Consolidated Statements of Operations for the three months ended August 31, 2010 and 2009 and for the Period from July 27, 1994 (Date of Inception) to August 31, 2010.	4

	Unaudited Interim Consolidated Statements of Stockholders' Equity (Capital Deficit) for the period from July 27, 1994 (Date of Inception) to August 31, 2010	5

	Unaudited Interim Consolidated Statements of Cash Flows for the three months ended August 31, 2010 and 2009 and for the Period from July 27, 1994 (Date of Inception) to August 31, 2010	6

	Notes to the Interim Consolidated Financial Statements	7-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls And Procedures	17

PART II - OTHER INFORMATION		18

Item 1.	Legal Proceedings	18

Item 1A	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	(Removed and Reserved)	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

Signatures		21

Index to Exhibits		22

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
August 31, 2010 and May 31, 2010

	August 31,	May 31,
Stated in U.S. dollars	2010	2010
	(unaudited)
ASSETS

Current Assets
Cash	$180,903	$192,502
Cash held in trust (note 6)	34	33
Taxes receivable	3,592	4,000
Prepaid expenses and other	12	12
Total current assets	184,541	196,547

Equipment	-	47

Total Assets	$184,541	$196,594

LIABILITIES AND CAPITAL DEFICIT

Current Liabilities
Accounts payable and other accrued liabilities (note 4)	$546,610	$522,516

Capital Deficit
Common Stock : $0.001 Par Value Authorized : 500,000,000 shares Issued and Outstanding : 43,826,175 shares (note 5)	43,826	43,826
Additional Paid In Capital	2,652,924	2,652,924
Warrants (note 5)	636,668	636,668
Accumulated Other Comprehensive Loss	(583)	(583)
Deficit accumulated during the exploration stage	(3,694,904)	(3,658,757)
Total Capital Deficit	(362,069)	(325,922)

Total Liabilities and Capital Deficit	$184,541	$196,594

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended August 31, 2010 and 2009 and
for the period from July 27, 1994 (date of inception) to August 31, 2010
(unaudited)

			July 27, 1994
			(Date of
			inception)
	Three months ended August 31,		to August 31,
Stated in U.S. dollars	2010	2009	2010

Expenses
Accounting, audit and legal fees	$29,058	$32,449	$464,082
Bank charges	189	131	2,103
Consulting fees - Note 4	5,640	5,515	717,268
Depreciation	47	266	9,346
Filing fees and transfer agent	3,503	1,846	45,123
Foreign exchange loss (gain)	(3,978)	1,192	(27,404)
General and administrative - Note 4	1,706	3,549	118,921
Mineral property costs - Note 3	-	4,694	1,264,394
Printing and mailing	-	-	16,883
Shareholder information and investor relations	-	-	61,230
Stock-based compensation	-	-	953,722
Travel and entertainment	-	-	127,038
Recovery of doubtful collection	-	-	(272,358)
Allowance for doubtful collection	-	-	246,708

	(36,165)	(49,642)	(3,727,056)

Other item
Interest income	18	21	32,152

Net loss for the period	$(36,147)	$(49,621)	$(3,694,904)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	43,826,175	43,826,175

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
For the period from July 27, 1994 (date of inception) to August 31, 2010
(unaudited)

						Deficit
		Stock			Accumulated	Accumulated
		Amount	Additional		Other	During The
	Common	At	Paid-In		Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Warrants	Loss	Stage	Total
Balance, July 27, 1994 (Date of inception)	-	$-	$-	$-	$-	$-	$-
Common stock	1	1	-	-	-	-	1
Amount contributed by director	-	-	1,881	-	-	-	1,881
Net loss for the periods	-	-	-	-	-	(7,902)	(7,902)
Balance, May 31, 2001	1	$1	$1,881	$-	$-	$(7,902)	$(6,020)
Net loss of the year	-	-	-	-	-	(1,860)	(1,860)
Balance, May 31, 2002	1	$1	$1,881	$-	$-	$(9,762)	$(7,880)
Net loss of the year	-	-	-	-	-	(1,360)	(1,360)
Balance, May 31, 2003	1	$1	$1,881	$-	$-	$(11,122)	$(9,240)
Reverse acquisition	(1)	(1)	(1,881)	-	-	-	(1,882)
Issuance of common shares for reverse acquisition	25,000,000	25,000	(23,119)	-	-	-	1,881
Outstanding common shares of Company prior to acquisition	11,360,000	11,360	(10,883)	-	(583)	-	(106)
Issuance of shares for cash pursuant to a private placement - at $0.50	1,766,000	1,766	881,234	-	-	-	883,000
Stock-based compensation	-	-	368,641	-	-	-	368,641
Net loss of the year	-	-	-	-	-	(527,446)	(527,446)
Balance, May 31, 2004	38,126,000	$38,126	$1,215,873	$-	$(583)	$(538,568)	$714,848
Issuance of shares for cash pursuant to a private placement - at $0.50	1,950,000	1,950	973,050	-	-	-	975,000
Issuance of shares for finder's fee of private placement	101,500	102	50,648	-	-	-	50,750
Finders' fees	-	-	(50,750)	-	-	-	(50,750)
Fair value of share purchase warrants (finders' fees)	-	-	(40,110)	40,110	-	-	-
Issuance of shares for services rendered	100,000	100	41,900	-	-	-	42,000
Net loss of the year	-	-	-	-	-	(818,954)	(818,954)
Balance, May 31, 2005	40,277,500	$40,278	$2,190,611	$40,110	$(583)	$(1,357,522)	$912,894
Net loss for the year	-	-	-	-	-	(461,201)	(461,201)
Balance, May 31, 2006	40,277,500	$40,278	$2,190,611	$40,110	$(583)	$(1,818,723)	$451,693
Issuance of shares for cash pursuant to a private placement - at $0.15	2,750,300	2,750	409,795	-	-	-	412,545
Issuance of shares for finder's fee of private placement	123,690	124	21,522	-	-	-	21,646
Finders' fees	-	-	(21,646)	-	-	-	(21,646)
Share issuance costs	-	-	(3,687)	-	-	-	(3,687)
Fair value of share purchase warrants (finders' fees)	-	-	(9,895)	9,895	-	-	-
Revaluation of share purchase warrants	-	-	(1,582)	1,582	-	-	-
Issuance of shares for services rendered	350,000	350	48,650	-	-	-	49,000
Net loss for the year	-	-	-	-	-	(864,485)	(864,485)
Balance, May 31, 2007	43,501,490	$43,502	$2,633,768	$51,587	$(583)	$(2,683,208)	$45,066
Issuance of shares for services rendered at $0.06	324,685	324	19,156	-	-	-	19,480
Revaluation of share purchase warrants	-	-	-	409,525	-	-	409,525
Net loss for the year	-	-	-	-	-	(516,440)	(516,440)
Balance, May 31, 2008	43,826,175	$43,826	$2,652,924	$461,112	$(583)	$(3,199,648)	$(42,369)
Revaluation of share purchase warrants	-	-	-	83,852	-	-	83,852
Net loss for the year	-	-	-	-	-	(245,405)	(245,405)
Balance, May 31, 2009	43,826,175	$43,826	$2,652,924	$544,964	$(583)	$(3,445,053)	$(203,922)
Revaluation of share purchase warrants	-	-	-	91,704	-	-	91,704
Net loss for the year	-	-	-	-	-	(213,704)	(213,704)
Balance, May 31, 2010	43,826,175	$43,826	$2,652,924	$636,668	$(583)	$(3,658,757)	$(325,922)
Net loss for the period	-	-	-	-	-	(36,147)	(36,147)
Balance, August 31, 2010	43,826,175	$43,826	$2,652,924	$636,668	$(583)	$(3,694,904)	$(362,069)

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended August 31, 2010 and 2009 and
for the period from July 27, 1994 (date of inception) to August 31, 2010
(unaudited)

			July 27, 1994
			(Date of
			inception)
	Three months ended August 31,		to August 31,
Stated in U.S. dollars	2010	2009	2010
Cash flows from operating activities
Net loss for the period	$(36,147)	$(49,621)	$(3,694,904)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock-based compensation	-	-	953,722
Depreciation	47	266	9,346
Permit and engineering studies	-	-	150,000
Shareholder information and investor relations	-	-	20,447
Accounting, audit and legal fees	-	-	49,000
Translation adjustment	-	-	(106)
Unrealized FV adjustment on cash	(162)	-	(162)
Changes in non-cash working capital items related to operations
Taxes receivable	408	(3,506)	(3,592)
Prepaid expenses and other receivable	-	(68)	21,541
Advance receivable	-	1,307	-
Accounts payable and accrued liabilities	24,094	17,766	566,090
Net cash provided by (used in) operating activities	(11,760)	(33,856)	(1,928,618)

Cash flows from investing activities
Advance on investment	-	-	(150,000)
Additions to equipment	-	-	(9,346)
Net change in cash held in trust	(1)	55,287	(34)
Net cash flows provided by (used in) investing activities	(1)	55,287	(159,380)

Cash flows from financing activities
Net proceeds on issuance of common stock	-	-	2,266,858
Amounts contributed by director	-	-	1,881
Net cash flows provided by financing activities	-	-	2,268,739

Foreign Exchange Effect on Cash	162		162
Foreign currency translation effect on cash	-	25,459	-

Net increase (decrease) in cash	(11,599)	21,431	180,903
Cash - beginning of period	192,502	192,002	-
Cash - end of period	$180,903	$238,892	$180,903

Supplemental Information :
Cash paid for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash Transactions :
Issuance of shares for commission paid to broker for private placement	$-	$-	$72,396
Issuance of shares for services rendered	$-	$-	$91,000
Issuance of shares for settlement of accounts payable	$-	$-	$19,480
paid to broker for private placement	$-	$-	$11,477

See accompanying notes to consolidated financial statements

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three months ended August 31, 2010 and 2009
(Stated in US Dollars)
(Unaudited)

Note 1	Nature of Operations and Ability to Continue as a Going Concern

While the information presented in the accompanying interim three-month consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, result of operations and cash flows for the interim periods presented. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements be read in conjunction with the Company’s May 31, 2010 annual consolidated financial statements.

Operating results for the three-month period ended August 31, 2010 are not necessarily indicative of the results that can be expected for the year ending May 31, 2011.

The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) applicable in the United States to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At August 31, 2010, the Company had a working capital deficiency of $362,069, has not yet achieved profitable operations, has accumulated losses of $3,694,904 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Micro Express Holdings Inc., Micro Express Ltd., Huyana Ventures Limited, Makaelo Holdings Inc. and Makaelo Limited. All inter-company transactions and account balances have been eliminated.

Note 2	Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the Company’s consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple- Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force”, (“ASU 2009-13”). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements and requires that the overall arrangement consideration be allocated to each deliverable in a revenue arrangement based on an estimated selling price when vendor specific objective evidence or third-party evidence of fair value is not available. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated to all deliverables using the relative selling price method. This will result in more revenue arrangements being separated into separate units of accounting. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Companies can elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented. The Company is currently assessing the impact of adoption of ASU 2009-13 and does not currently plan to early adopt.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three months ended August 31, 2010 and 2009
(Stated in US Dollars)
(Unaudited)

Note 2	Recent Accounting Pronouncements – (cont’d)

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements”, (“ASU 2009-14”). ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing both software and non-software components that function together to deliver the product’s essential functionality will no longer be within the scope of ASC 985-605 “Software Revenue Recognition” (“ASC 985-605”). The entire product (including the software and non-software deliverables) will therefore be accounted for under accounting literature found in ASC 605. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. Companies can elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented. The Company is currently assessing the impact of adoption of ASU 2009-14 and does not currently plan to early adopt.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which is included in the ASC in Topic 820 (Fair Value Measurements and Disclosures). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. ASU 2010-06 also requires disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

Note 3	Mineral Properties

Summary of mineral properties expenses for the three months ended August 31, 2010 and 2009 and for the cumulative period from date of inception (July 27, 1994) to August 31, 2010:

DXC
Salt Lake
Property

Three months ended August 31, 2010	$-

Three months ended August 31, 2009
Administrative	$88
Travel	4,606
$4,694

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three months ended August 31, 2010 and 2009
(Stated in US Dollars)
(Unaudited)

Note 3	Mineral Properties –– (cont’d)

DXC
Salt Lake
Summary of mineral property expenditures	Property

From Date of Inception (July 27, 1994) to August 31, 2010

Balance, May 31, 2003	$-

Balance, May 31, 2004	-

Balance, May 31, 2005	-
Administrative	5,560
Consulting fees	46,629
Engineering studies	26,933
Feasibility study	29,080
Geophysical study	31,114
Legal fees	623
Topography measurement	32,266
Travel	30,953
Wages and benefits	33,601
Cost recovery	-
Balance, May 31, 2006	236,759
Administrative	5,200
Consulting fees	134,580
Engineering studies	38,063
Mining permit	382,920
Topography measurement	15,001
Legal fees	9,695
Travel	53,262
Wages and benefits	35,687
Balance, May 31, 2007	911,167
Administrative	706
Consulting fees	60,548
Travel	5,456
Legal fees	11,566
Balance, May 31, 2008	989,443
Administrative	867
Consulting fees	27,890
Travel	16,959
Legal fees	7,008
Balance, May 31, 2009 and 2010, and August 31, 2010	1,042,167

Not included in the table above was a total of $222,227 of costs incurred on other properties which were abandoned during the years ended May 31, 2006, 2007 and 2009.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three months ended August 31, 2010 and 2009
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
Three months ended August 31, 2010 and 2009
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

Upon the Agreement being effective and termination of the agreement dated September 16, 2005, the Company will be repaid RMB6,000,000 (approximately $875,000). As of August 31, 2010, the Company has received $nil in regards to this agreement.

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

As of August 31, 2010, the Company has incurred a total of $1,042,167 in mineral property costs on this property.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three months ended August 31, 2010 and 2009
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

The Company was charged consulting fees for administrative, corporate, financial, engineering, and management services during the three months ended August 31, 2010 totalling $5,640 (2009: $5,515) by companies controlled by two directors of the Company.

The Company was charged rental fees included in general and administrative expense during the three months ended August 31, 2010 totalling $1,091 (2009: $3,069) by a company controlled by a director of the Company.

Cash held in trust at August 31, 2010 includes $34 (May 31, 2010: $33) held in trust by a director of the Company.

Included in accounts payable and accrued liabilities is $511,223 (May 31, 2010: $509,990) which was due to companies controlled by the directors of the Company for their services provided.

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

During the three months ended August 31, 2010 and 2009, no stock options were granted or exercised. On February 3, 2009, 3,636,000 stock options with an exercise price of $0.50 per share expired unexercised.

At August 31, 2010, there were no outstanding stock options (May 31, 2010 - nil).

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three months ended August 31, 2010 and 2009
(Stated in US Dollars)
(Unaudited)

Note 5	Capital Stock - (cont’d)

b)	Share Purchase Warrants

Share purchase warrants outstanding at August 31, 2010 were as follows:

Number	Price	Expiry

3,817,500	$ 0.50	February 16, 2011
2,873,990	$ 0.18	February 16, 2011
6,691,490

During the three months ended August 31, 2010 and 2009, no warrants were exercised, cancelled or expired.

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
Three months ended August 31, 2010 and 2009
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

As at August 31, 2010, the Company has a total of 3,817,500 Series “A” and 2,873,990 Series “C” share purchase warrants outstanding, respectively.

Note 6	Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies through amounts held in China in RMB:

-      Cash held in trust $34 (May 31, 2010 - $33)

The Company is exposed to fluctuations in foreign currencies through amounts held in Canada in CAD:

-      Cash $100,994 (May 31, 2010 - $105,544)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes for the year ended May 31, 2010, the financial statements and related notes in this Quarterly Report, the risk factors in our 10K for the year ended May 31, 2010, and all of the other information contained elsewhere in this report.

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

Overview

On July 8, 2008, the Company signed an agreement (the "Agreement") with Zhong Chuan International Mining Holding Co., Ltd. ("Zhong Chuan"), Ximing Sun and Charles Yan - shareholders of Monte Sea Holdings Ltd. (collectively hereinafter "Monte Sea Shareholders") to complete an equity financing, to accelerate the development of the DXC salt lake deposits in China and to restructure the transactions contemplated under the initial agreement signed by Beijing Mianping Salt Lake Research Institute ("Mianping") and Micro Express Holdings Inc. ("MEH") on September 16, 2005. Pursuant to the Agreement, the parties wish to establish a Sino-foreign cooperative joint venture company ("CJV") for the purpose of applying for and holding required approvals, permits and licenses with respect to the development of the DXC Salt Lake property (the "Property") located in Tibet of China. In July 2009, the Company received verbal termination of the Agreement with Zhong Chuan, as advised by third party legal counsel, at a meeting in Beijing, China. Formal written notice has not been received from Zhong Chuan. The Agreement in effect, allows Zhong Chuan to terminate the Agreement if it pays the Company doubles the amount of funds paid by the Company to date to secure and develop the DXC Project. Zhong Chuan has not repaid the required amount as anticipated by the Agreement to date. This unfortunate delay on the part of Zhong Chuan places the termination it gave the Company in dispute as the termination is conditional upon repayment of the required funds. At this point then, the termination is incomplete. The Company is pursuing Zhong Chuan to complete the termination, as the Company deems, is mandated by the Agreement.

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

These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, the interim consolidated financial statements follow the same accounting policies and methods of their application as our May 31, 2010 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with our May 31, 2010 annual consolidated financial statements.

Operating results for the three months ended August 31, 2010 are not necessarily indicative of the results that can be expected for the year ending May 31, 2011.

Results Of Operations

The operating loss decreased to $36,165 for the quarter ended August 31, 2010, as compared to $49,642 for the quarter ended August 31, 2009 mainly due to the decrease of accounting, audit and legal fees, general and administrative, and mineral property cost , as well, incurring a foreign exchange gain of $3,978 in the quarter ended August 31, 2010 compared to a loss of $1,192 in the quarter ended August 31, 2009

Accounting, audit and legal fees decreased by $3,391 for the three months ended August 31, 2010 when compared to the same period in 2009.

General and administrative decreased by $1,843 for the three months ended August 31, 2010 when compared to the same period in 2009.

Mineral property costs decreased by $4,694 for the three months ended August 31, 2010 when compared to the same period in 2009.

The Company expects the trend of losses to continue.

Liquidity And Working Capital

As of August 31, 2010, the Company had total current assets of $184,541 and total liabilities of $546,610. As of August 31, 2010, the Company had cash totaling $180,937, which includes cash held in trust, and negative working capital of $362,069.

Cash used in operating activities for the three months ended August 31, 2010 was $11,598 as compared to cash used in operating activities for the same period in 2009 of $33,856. The decrease in cash used in operating activities was primarily due to the decrease in cash expenditures for accounting, audit and legal fees, and mineral property costs, as well as the increase of account payable and accrued liability.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol SGGV and is listed on Berlin Bremen Stock Exchange under the symbol GD7. As of August 31, 2010, there were 43,826,175 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED)

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 22 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sterling Group Ventures Inc.

/s/ Raoul Tsakok
Raoul Tsakok, Chairman and Chief Executive Officer
Date: October 13, 2010

/s/ Richard Shao
Richard Shao, President and Chief Financial Officer
Date: October 13, 2010

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