Form 10-Q
period 2010-11-30
STERLING GROUP VENTURES INC
filed 2011-01-11
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended November 30, 2010..

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from _________ to _______ .

Commission file number: 000-51775

STERLING GROUP VENTURES, INC.
(Exact name of registrant as specified in its charter)

Nevada	72-1535634
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

308 - 1228 Marinaside Cr., Vancouver, B.C. V6Z 2W4
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 10, 2011.

Title of each class	Number of shares
Common Stock, par value $0.001 per share	43,826,175

STERLING GROUP VENTURES, INC.
FORM 10-Q
INDEX

		Page

PART I - FINANCIAL INFORMATION		3

Item 1.	Financial Statements (unaudited)	3

	Interim Consolidated Balance Sheets of Sterling Group Ventures, Inc. at November 30, 2010 (unaudited) and May 31, 2010	3

	Unaudited Interim Consolidated Statements of Operations for the three months and six months ended November 30, 2010 and 2009 and for the Period from July 27, 1994 (Date of Inception) to November 30, 2010.	4

	Unaudited Interim Consolidated Statements of Stockholders' Equity (Capital Deficit) for the period from July 27, 1994 (Date of Inception) to November 30, 2010 ..	5

	Unaudited Interim Consolidated Statements of Cash Flows for the six months ended November 30, 2010 and 2009 and for the Period from July 27, 1994 (Date of Inception) to November 30, 2010	6

	Notes to the Interim Consolidated Financial Statements	7-16

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls And Procedures	20

PART II - OTHER INFORMATION		20

Item 1.	Legal Proceedings	20

Item 1A	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

Signatures		23

Index to Exhibits		24

PART I - FINANCIAL INFORMATION

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
November 30, 2010 and May 31, 2010

	November 30,	May 31,
Stated in U.S. dollars	2010	2010
	(unaudited)
ASSETS

Current Assets
Cash	$144,349	$192,502
Cash held in trust - Note 4	34	33
Taxes recoverable	5,330	4,000
Prepaid expenses and other	829	12
Total current assets	150,542	196,547

Equipment	-	47

Total Assets	$150,542	$196,594

LIABILITIES AND CAPITAL DEFICIT

Current Liabilities
Accounts payable and other accrued liabilities - Note 4	$546,941	$522,516

Capital Deficit
Common Stock : $0.001 Par Value - Note 5 Authorized : 500,000,000 Issued and Outstanding : 43,826,175	43,826	43,826
Additional Paid In Capital	2,652,924	2,652,924
Warrants - Note 5	636,668	636,668
Accumulated Other Comprehensive Loss	(578)	(583)
Deficit accumulated during the exploration stage	(3,729,239)	(3,658,757)
Total Capital Deficit	(396,399)	(325,922)

Total Liabilities and Capital Deficit	$150,542	$196,594

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and six months ended November 30, 2010 and 2009 and for the period from July 27, 1994 (date of inception) to November 30, 2010
(Unaudited)

					July 27, 1994
					(Date of
	Three months ended		Six months ended		inception)
	November 30,		November 30,		to November 30,
Stated in U.S. dollars	2010	2009	2010	2009	2010

Expenses
Accounting, audit, legal and professional fees	$11,051	$13,421	$40,109	$45,870	$475,133
Bank charges	(100)	32	89	163	2,003
Consulting fees - Note 4	5,845	5,674	11,485	11,189	723,113
Depreciation	-	47	47	313	9,346
Filing fees and transfer agent	425	2,858	3,928	4,704	45,548
Foreign exchange loss (gain)	8,529	3,185	4,551	4,377	(18,875)
General and administrative - Note 4	870	3,965	2,576	7,514	119,791
Mineral property costs - Note 3	4,437	-	4,437	4,694	1,268,831
Printing and mailing	-	-	-	-	16,883
Shareholder information and investor relations	3,278	-	3,278	-	64,508
Stock-based compensation	-	-	-	-	953,722
Travel and entertainment	-	-	-	-	127,038
Recovery of doubtful collection Note 3(b)	-	-	-	-	(272,358)
Allowance for doubtful collection	-	-	-	-	246,708

	(34,335)	(29,182)	(70,500)	(78,824)	(3,761,391)

Other item
Interest income	-	-	18	21	32,152

Net loss for the period	$(34,335)	$(29,182)	$(70,482)	$(78,803)	$(3,729,239)

Currency translation adjustment	5	-	5	-	(578)

Comprehensive loss for the period	$(34,330)	$(29,182)	$(70,477)	$(78,803)	$(3,729,817)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	43,826,175	43,826,175	43,826,175	43,826,175

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
For the period from July 27, 1994 (date of inception) to November 30, 2010
(unaudited)

						Deficit
					Accumulated	Accumulated
		Stock	Additional		Other	During The
	Common	Amount At	Paid In		Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Warrants	Income (Loss)	Stage	Total

Balance, July 27, 1994 (Date of inception)	-	$-	$-	$-	$-	$-	$-
Common stock	1	1	-	-	-	-	1
Amount contributed by director	-	-	1,881	-	-	-	1,881
Net loss for the periods	-	-	-	-	-	(7,902)	(7,902)

Balance, May 31, 2001	1	$1	$1,881	$-	$-	$(7,902)	$(6,020)
Net loss of the year	-	-	-	-	-	(1,860)	(1,860)

Balance, May 31, 2002	1	$1	$1,881	$-	$-	$(9,762)	$(7,880)
Net loss of the year	-	-	-	-	-	(1,360)	(1,360)

Balance, May 31, 2003	1	$1	$1,881	$-	$-	$(11,122)	$(9,240)
Reverse acquisition	(1)	(1)	(1,881)	-	-	-	(1,882)
Issuance of common shares for reverse acquisition	25,000,000	25,000	(23,119)	-	-	-	1,881
Outstanding common shares of Company prior to acquisition	11,360,000	11,360	(10,883)	-	(583)	-	(106)
Issuance of shares for cash pursuant to a private placement - at $0.50	1,766,000	1,766	881,234	-	-	-	883,000
Stock-based compensation	-	-	368,641	-	-	-	368,641
Net loss of the year	-	-	-	-	-	(527,446)	(527,446)

Balance, May 31, 2004	38,126,000	$38,126	$1,215,873	$-	$(583)	$(538,568)	$714,848
Issuance of shares for cash pursuant to a private placement - at $0.50	1,950,000	1,950	973,050	-	-	-	975,000
Issuance of shares for finder's fee of private placement	101,500	102	50,648	-	-	-	50,750
Finders' fees	-	-	(50,750)	-	-	-	(50,750)
Fair value of share purchase warrants (finders' fees)	-	-	(40,110)	40,110	-	-	-
Issuance of shares for services rendered	100,000	100	41,900	-	-	-	42,000
Net loss of the year	-	-	-	-	-	(818,954)	(818,954)

Balance, May 31, 2005	40,277,500	$40,278	$2,190,611	$40,110	$(583)	$(1,357,522)	$912,894
Net loss for the year	-	-	-	-	-	(461,201)	(461,201)

Balance, May 31, 2006	40,277,500	$40,278	$2,190,611	$40,110	$(583)	$(1,818,723)	$451,693

Issuance of shares for cash pursuant to a private placement - at $0.15	2,750,300	2,750	409,795	-	-	-	412,545
Issuance of shares for finder's fee of private placement	123,690	124	21,522	-	-	-	21,646
Finders' fees	-	-	(21,646)	-	-	-	(21,646)
Share issuance costs	-	-	(3,687)	-	-	-	(3,687)
Fair value of share purchase warrants (finders' fees)	-	-	(9,895)	9,895	-	-	-
Revaluation of share purchase warrants	-	-	(1,582)	1,582	-	-	-
Issuance of shares for services rendered	350,000	350	48,650	-	-	-	49,000
Net loss for the year	-	-	-	-	-	(864,485)	(864,485)

Balance, May 31, 2007	43,501,490	$43,502	$2,633,768	$51,587	$(583)	$(2,683,208)	$45,066
Issuance of shares for services rendered at $0.06	324,685	324	19,156	-	-	-	19,480
Revaluation of share purchase warrants	-	-	-	409,525	-	-	409,525
Net loss for the year	-	-	-	-	-	(516,440)	(516,440)

Balance, May 31, 2008	43,826,175	$43,826	$2,652,924	$461,112	$(583)	$(3,199,648)	$(42,369)
Revaluation of share purchase warrants	-	-	-	83,852	-	-	83,852
Net loss for the year	-	-	-	-	-	(245,405)	(245,405)

Balance, May 31, 2009	43,826,175	$43,826	$2,652,924	$544,964	$(583)	$(3,445,053)	$(203,922)
Revaluation of share purchase warrants	-	-	-	91,704	-	-	91,704
Net loss for the year	-	-	-	-	-	(213,704)	(213,704)

Balance, May 31, 2010	43,826,175	$43,826	$2,652,924	$636,668	$(583)	$(3,658,757)	$(325,922)
Currency translation adjustment	-	-	-	-	5	-	5
Net loss for the period	-	-	-	-	-	(70,482)	(70,482)

Balance, November 30, 2010	43,826,175	$43,826	$2,652,924	$636,668	$(578)	$(3,729,239)	$(396,399)

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended November 30, 2010 and 2009 and
for the period from July 27, 1994 (date of inception) to November 30, 2010
(unaudited)

			July 27, 1994
			(Date of
			inception)
	Six months ended November 30,		to November 30,
Stated in U.S. dollars	2010	2009	2010
Cash flows from operating activities
Net loss for the period	$(70,482)	$(78,803)	$(3,729,239)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	-	-	953,722
Depreciation	47	313	9,346
Permit and engineering studies	-	-	150,000
Shareholder information and investor relations	-	-	20,447
Accounting, audit and legal fees	-	-	49,000
Translation adjustment	-	-	(106)

Changes in non-cash working capital items related to operations
Taxes recoverable	(1,338)	(2,429)	(5,338)
Prepaid expenses and other	(817)	257	20,724
Accounts payable and accrued liabilities	24,425	41,293	566,421
Net cash used in operating activities	(48,165)	(39,369)	(1,965,023)

Cash flows from investing activities
Advance on investment	-	-	(150,000)
Additions to equipment	-	-	(9,346)
Net change in cash held in trust	(1)	55,287	(34)
Net cash flows provided by (used in) investing activities	(1)	55,287	(159,380)

Cash flows from financing activities
Net proceeds on issuance of common stock	-	-	2,266,858
Amounts contributed by director	-	-	1,881
Net cash flows provided by financing activities	-	-	2,268,739

Effect of foreign exchange rate	13	(209)	13

Net increase (decrease) in cash	(48,153)	15,709	144,349
Cash - beginning of period	192,502	192,002	-
Cash - end of period	$144,349	$207,502	$144,349

Supplemental Information :
Cash paid for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash Transactions :
Issuance of shares for commission paid to broker for private placement	$-	$-	$72,396
Issuance of shares for services rendered	$-	$-	$91,000
Issuance of shares for settlement of accounts payable	$-	$-	$19,480
Issuance of share purchase warrants for finder's fee paid to broker for private placement	$-	$-	$11,477

   See accompanying notes to consolidated financial statements

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
November 30, 2010 and 2009
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

Operating results for the six-month period ended November 30, 2010 are not necessarily indicative of the results that can be expected for the year ending May 31, 2011.

The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) applicable in the United States to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At November 30, 2010, the Company had a working capital deficiency of $396,399, has not yet achieved profitable operations, has accumulated losses of $3,729,239 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Micro Express Holdings Inc., Micro Express Ltd., Huyana Ventures Limited, Makaelo Holdings Inc., Makaelo Limited and Silver Castle Investments Limited. All inter-company transactions and account balances have been eliminated.

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
November 30, 2010 and 2009
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

In April 2010, the FASB issued Accounting Standards Update 2010-13 (ASU 2010-13), "Compensation - Stock Compensation (Topic 718)." This Update provides amendments to Topic 718 to clarity that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The provisions of ASU 2010-13 are not expected to have a material effect on the Company's consolidated financial statements.

In April 2010, the FASB issued Update No. 2010-17, or ASU 2010-17, “Revenue Recognition—Milestone Method”, which updates the guidance currently included under topic 605, Revenue Recognition. ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010 and should be applied prospectively. Early adoption is permitted. The Company is still assessing the impact of this guidance and does not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
November 30, 2010 and 2009
(Stated in US Dollars)
(Unaudited)

Note 2	Recent Accounting Pronouncements – (cont’d)

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 amends Topic 310 to provide greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The new disclosures as of the end of the reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The new disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of ASU 2010-20 will not have a material effect on the Company’s results from operations or financial position as it only impacts the required disclosures.

Note 3	Mineral Properties

Summary of mineral properties expenses for the six months ended November 30, 2010 and 2009 and for the cumulative period from date of inception (July 27, 1994) to November 30, 2010:

	DXC
	Salt Lake	GP
	Property	Property

Six months ended November 30, 2010
Administrative	$-	$3,836
Travel	-	601
	$-	$4,437

Six months ended November 30, 2009
Administrative	$88	$-
Travel	4,606	-
	$4,694	$-

Three months ended November 30, 2010
Administrative	$-	$3,836
Travel	-	601
	$-	$4,437

Three months ended November 30, 2009	$-	$-

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
November 30, 2010 and 2009
(Stated in US Dollars)
(Unaudited)

Note 3	Mineral Properties –– (cont’d)

	DXC
	Salt Lake	GP
Summary of mineral property expenditures	Property	Property

From Date of Inception (July 27, 1994) to November 30, 2010

Balance, May 31, 2005	$-	$-
Administrative	5,560	-
Consulting fees	46,629	-
Engineering studies	26,933	-
Feasibility study	29,080	-
Geophysical study	31,114	-
Legal fees	623	-
Topography measurement	32,266	-
Travel	30,953	-
Wages and benefits	33,601	-
Balance, May 31, 2006	236,759	-
Administrative	5,200	-
Consulting fees	134,580	-
Engineering studies	38,063	-
Mining permit	382,920	-
Topography measurement	15,001	-
Legal fees	9,695	-
Travel	53,262	-
Wages and benefits	35,687	-
Balance, May 31, 2007	911,167	-
Administrative	706	-
Consulting fees	60,548	-
Travel	5,456	-
Legal fees	11,566	-
Balance, May 31, 2008	989,443	-
Administrative	867	-
Consulting fees	27,890	-
Travel	16,959	-
Legal fees	7,008	-
Balance, May 31, 2009	1,042,167	-
Balance, May 31, 2010	1,042,167	-
Administrative	-	3,836
Travel	-	601
Balance, November 30, 2010	$1,042,167	$4,437

Not included in the table above was a total of $222,227 of costs incurred on other properties which were abandoned during the years ended May 31, 2006, 2007 and 2009.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
November 30, 2010 and 2009
(Stated in US Dollars)
(Unaudited)

Note 3	Mineral Properties – (cont’d)

a) Gaoping Phosphate Property

On October 18, 2010, the Company signed two agreements (the "Agreements") with Chenxi County Hongyu Mining Co. Ltd. ("Hongyu") and its shareholders ("Hongyu Shareholders") regarding the Gaoping phosphate mine (the "GP Property") located in Tanjiaxiang, Chenxi County, Hunan Province, China and other phosphate resources in Hunan Province. Hongyu holds a business license and a mining permit on the GP Property which is in effect until November 10, 2014 and covers 42.5 hectares encompassing the GP Property.

The Agreements also require an investment company to be incorporated in Hong Kong (the “Investment Company”) which will be owned 20% by the Hongyu Shareholders and 80% by the Company. The Investment Company will acquire 90% of Hongyu with the other 10% of Hongyu being transferred to the nominees of Sterling. Upon completion of this acquisition, Hongyu will become a Hong Kong / China joint venture company and within five business days of the approval of such joint venture company by the appropriate Chinese authorities, the Company will pay RMB 2,000,000 to the Hongyu Shareholders. During the acquisition phase, the Company will ensure that Hongyu’s assets retain a minimum value of RMB 5,000,000. At any time when requested by the Company, the Hongyu Shareholders agree to sell their 20% interest in the Investment Company to the Company for the issuance of 10,000,000 common shares of the Company’s capital stock to them all subject to the rules and requirements of the US regulatory bodies bearing jurisdiction. If the Company does not complete taking over Hongyu through the Investment Company within three months after signing the Agreements, the Company shall pay RMB 200,000 to the Hongyu Shareholders as down payment. The Company paid RMB 200,000 to the Hongyu shareholders on December 14, 2010.

Pursuant to the Agreements, Hongyu agrees to surrender its future exclusive cooperative rights to the Company, and the Hongyu Shareholders agree that the Company shall have all Hongyu's title and interest in any phosphate properties, including but not limited to the GP Property, and the Company shall arrange for the financing of building a mining and processing plant on the GP Property together with other facilities required for a mining operation thereon.

As of November 30, 2010, the Company has incurred a total of $4,437 (2009 - $nil) in mineral property costs on this property.

b) Shimen Phosphate Property

On November 10, 2010, the Company signed a letter of intent (the "LOI") with Shimen County Merchants Bureau, Hunan Province, China regarding the development of Shimen Phosphate Mine.

Under the terms of the LOI, the Company will conduct due diligence on the Shujiatai phosphate property located in Shimen County, Hunan Province, China (the "SM Property") within one and half years and update any Chinese study reports if necessary to build a mining, processing and chemical plant. After the due diligence is completed, the Company will set up a joint venture in Shimen County for developing the SM Property.

As of November 30, 2010, the Company has not incurred mineral property costs on this property yet.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
November 30, 2010 and 2009
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
November 30, 2010 and 2009
(Stated in US Dollars)
(Unaudited)

Note 3	Mineral Properties – (cont’d)

c) Dangxiongcuo Salt Lake Project – (cont’d)

(iii) Monte Sea shall be permitted to manage the daily operation of the CJV pursuant to a management agreement to be entered into on terms and conditions satisfactory to the Company.

Upon the Agreement being effective and termination of the agreement dated September 16, 2005, the Company will be repaid RMB6,000,000 (approximately $875,000). As of November 30, 2010, the Company has received $nil in regards to this agreement.

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

As of November 30, 2010, the Company has incurred a total of $1,042,167 in mineral property costs on this property.

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
November 30, 2010 and 2009
(Stated in US Dollars)
(Unaudited)

Note 4	Related Party Transactions

The Company was charged consulting fees for administrative, corporate, financial, engineering, and management services during the three months and six months ended November 30, 2010 totalling $5,845 (2009: $5,674) and $11,485 (2009: $11,189) by companies controlled by two directors of the Company, respectively.

The Company was charged rental fees included in general and administrative expense during the three and six months ended November 30, 2010 totalling $nil (2009: $3,158) and $1,091 (2009: $6,227) by a company controlled by a director of the Company.

Cash held in trust at November 30, 2010 includes $34 (May 31, 2010: $33) held in trust by a director of the Company.

Included in accounts payable and accrued liabilities is $529,269 (May 31, 2010: $509,990) which was due to companies controlled by the directors of the Company for their services provided.

These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by the related parties.

Note 5	Capital Stock

a)	Capital Stock

Subsequent to November 30, 2010, the Company has received proceeds of $405,000 in connection with a future private placement; however, no shares have been issued.

b)	Stock Options

On February 3, 2004, the Board of Directors of the Company approved the 2004 Stock Option Plan which allows the Company to grant up to 3,636,000 stock options as an incentive to directors, officers, employees and consultants.

During the six months ended November 30, 2010 and 2009, no stock options were granted or exercised. On February 3, 2009, 3,636,000 stock options with an exercise price of $0.50 per share expired unexercised.

As of November 30, 2010, there were no outstanding stock options (May 31, 2010: nil).

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
November 30, 2010 and 2009
(Stated in US Dollars)
(Unaudited)

Note 5	Capital Stock - (cont’d)

c)	Share Purchase Warrants

Share purchase warrants outstanding at November 30, 2010 were as follows:

Number	Price	Expiry Date
3,817,500	$ 0.50	February 16, 2011
2,873,990	$ 0.18	February 16, 2011
6,691,490

During the six months ended November 30, 2010 and 2009, no warrants were exercised, cancelled or expired.

Each Series “A” warrant entitles the holder thereof the right to purchase one common share at $0.50 per share expiring on the earlier of:

1)	February 16, 2008; or
2)	The 90th day after the day on which the weighted average trading price of the Company's shares exceeds $0.85 per share for 30 consecutive trading days.

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

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
November 30, 2010 and 2009
(Stated in US Dollars)
(Unaudited)

Note 5	Capital Stock - (cont’d)

c)	Share Purchase Warrants - (cont’d)

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

The Company also re-extended the expiry date of 2,873,990 Share Purchase Warrants (the Series "C" share purchase Warrants) from February 26, 2010 to February 16, 2011. The exercise price of the warrants remains unchanged at $0.18 per share. The additional fair value of the 2,873,990 extended life Series “C” Share Purchase Warrants was estimated at $47,421 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0% expected volatility of 244%, risk-free interest rates of 0.56% and expected life of one year.

As of November 30, 2010, the Company has a total of 3,817,500 Series “A” and 2,873,990 Series “C” share purchase warrants outstanding, respectively.

Note 6	Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies through amounts held in China in RMB:

-    Cash held in trust $34 (May 31, 2010 - $33)

The Company is exposed to fluctuations in foreign currencies through amounts held in Canada in CAD:

-    Cash $94,248 (May 31, 2010 - $105,544)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes for the year ended May 31, 2010 , the financial statements and related notes in this Quarterly Report, the risk factors in our 10K for the year ended May 31, 2010 , and all of the other information contained elsewhere in this report.

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

Overview

On October 18, 2010, Sterling signed two agreements (the "Agreements") with Chenxi County Hongyu Mining Co. Ltd. ("Hongyu") and its shareholders ("Hongyu Shareholders") regarding the Gaoping phosphate mine (the "GP Property") located in Tanjiaxiang, Chenxi County, Hunan Province, China and other phosphate resources in Hunan Province. Hongyu holds a business license and a mining permit on the GP Property which is in effect until November 10, 2014 and covers 42.5 hectares encompassing the GP Property. The Agreements also require an investment company to be incorporated in Hong Kong (the "Investment Company") which will be owned 20% by the Hongyu Shareholders and 80% by Sterling. The Investment Company will acquire 90% of Hongyu. Upon completion of this acquisition, Hongyu will become a Hong Kong / China joint venture company and within five business days of the approval of such joint venture company by the appropriate Chinese authorities, Sterling will pay RMB 2,000,000 to the Hongyu Shareholders. During the acquisition phase, Sterling will ensure that Hongyu's assets retain a minimum value of RMB 5,000,000. At any time when requested by Sterling, the Hongyu Shareholders agree to sell their 20% interest in the Investment Company to Sterling for the issuance of 10,000,000 common shares of Sterling's capital stock to them all subject to the rules and requirements of the US regulatory bodies bearing jurisdiction. If Sterling does not complete taking over Hongyu through the Investment Company within three months after signing the Agreements, Sterling shall pay RMB 200,000 to the Hongyu Shareholders as down payment. The Company paid RMB 200,000 to the Hongyu shareholders on December 14, 2010.

Pursuant to the Agreements, Hongyu agrees to surrender its future exclusive cooperative rights to Sterling, and the Hongyu Shareholders agree that Sterling shall have all Hongyu's title and interest in any phosphate properties, including but not limited to the GP Property, and Sterling shall arrange for the financing of building a mining and processing plant on the GP Property together with other facilities required for a mining operation thereon.

During the quarter, Silver Castle Investment Limited incorporated in Hong Kong has been set up. The acquisition of Hongyu is in process.

On November 10, 2010, Sterling signed a letter of intent (the "LOI") with Shimen County Merchants Bureau, Hunan Province, China regarding the development of Shimen Phosphate Mine.

Under the terms of the LOI, Sterling will conduct due diligence on the Shujiatai phosphate property located in Shimen County, Hunan Province, China (the "SM Property") within one and half years and update any Chinese study reports if necessary to build a mining, processing and chemical plant. After the due diligence is completed, Sterling will set up a joint venture in Shimen County for developing the SM Property.

Business of Sterling Group Ventures Inc.

Sterling is an exploration stage company, and its objective is to become a recognized leader in mineral property acquisition, exploration, development and production. The Company acquires the GP phosphate Property and intents to develop the SM phosphate property for the exploration and production of phosphate.

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

Operating results for the three months and six months ended November 30, 2010 are not necessarily indicative of the results that can be expected for the year ending May 31, 2011.

Results Of Operations

The operating loss increased to $34,335 for the quarter ended November 30, 2010, as compared to $29,182 for the quarter ended November 30, 2009 mainly due to the increase of mineral property costs and foreign exchange loss in 2010. The operating loss for six months ended November 30, 2010 decreased to $70,482 as compared to $78,803 for the six months ended November 30, 2009 mainly due to the decrease of rental and legal fees in 2010.

Accounting, audit and legal fees decreased by $2,370 for the three months ended November 30, 2010 when compared to the same period in 2009. Accounting, audit and legal fees decreased by $5,761 for the six months ended November 30, 2010 when compared to the same period in 2009.

Foreign exchange loss increased by $5,344 for the three months ended November 30, 2010 when compared to the same period in 2009. Foreign exchange loss increased by $174 for the six months ended November 30, 2010 when compared to the same period in 2009.

General and administrative decreased by $3,095 for the three months ended November 30, 2010 when compared to the same period in 2009. General and administrative decreased by $4,938 for the six months ended November 30, 2010 when compared to the same period in 2009.

Mineral property costs increased by $4,437 for the three months ended November 30, 2010 when compared to the same period in 2009. Mineral property costs decreased by $257 for the six months ended November 30, 2010 when compared to the same period in 2009.

Investor relations costs increased by $3,278 for the three months and six months ended November 30, 2010 when compared to the same period in 2009.

The Company expects the trend of losses to continue until we can achieve commercial production on some of the mineral properties, of which there can be no assurance as described in Risk Factors.

Liquidity And Working Capital

As of November 30, 2010, the Company had total current assets of $150,542 and total liabilities of $546,941. As of November 30, 2010, the Company had cash totaling $144,383, which includes cash held in trust, and negative working capital of $396,399.

Cash used in operating activities for the six months ended November 30, 2010 was $48,165 as compared to cash used in operating activities for the same period in 2009 of $39,369. The increase in cash used in operating activities was primarily due to the increase in cash expenditures for investor relations, and mineral property costs, as well as the increase of foreign exchange loss.

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

Since December 2010, the Company is working to arrange a private placement of up to 15,000,000 units at $0.10 per unit for total proceeds of $1,500,000 as described in ITEM 2 of PART II. The Company has received proceeds of $405,000 subsequent to November 30, 2010; however, no shares have been issued.

No other commitments to provide additional funds have been made by management or other stockholders except as set forth above. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover operation expenses. This raises substantial doubt that the Company will be able to continue as a going concern unless additional capital is raised.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol SGGV and is listed on Berlin Bremen Stock Exchange under the symbol GD7. As of November 30, 2010, there were 43,826,175 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

Dilution to the Existing Shareholders

The Company has no other capital resources other than the ability to use its common stock to raise additional capital or the exercise of the warrants by the unit holders. Pursuant to the agreement signed on October 18, 2010 with Hongyu, the Company shall cause 10,000,000 shares to be issued to Hongyu Shareholders for the GP phosphate project, which will significantly dilute the Company's stockholders.

Political Risks

The market in China is monitored by the government, which could impose taxes or restrictions at any time which would make operations unprofitable and infeasible and cause a write-off of investment in the mineral properties. Other factors include political policy on foreign ownership, political policy to open the doors to foreign investors, and political policy on mineral claims and fertilizer prices.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since December 2010, the Company is working to arrange a private placement of up to 15,000,000 units at $0.10 per unit for total proceeds of $1,500,000. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase one common share for one year at $0.15 per share. The proceeds from this private placement will be used for the phosphate projects in Hunan, China and general working capital. A 7% finder's fee may be paid in units with the same term.

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

Sterling Group Ventures Inc.

/s/ Raoul Tsakok
Raoul Tsakok, Chairman and Chief Executive Officer
Date: January 10, 2011

/s/ Richard Shao
Richard Shao, President and Chief Financial Officer
Date: January 10, 2011

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

10.6

Agreement between the Company, Hongyu Mining Co., Ltd. , and shareholders of Hongyu Mining Co., Ltd., dated October 18, 2010 (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on October 21, 2010, and incorporated herein by reference).

10.7

Letter of Intent between the Company and Shimen County Merchants Bureau, dated November 10, 2010 (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on November 16, 2010, and incorporated herein by reference).

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