Form 10-Q
period 2011-02-28
STERLING GROUP VENTURES INC
filed 2011-04-13
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended February 28, 2011.

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 11, 2011.

Title of each class	Number of shares
Common Stock, par value $0.001 per share	65,380,341

STERLING GROUP VENTURES, INC.
FORM 10-Q
INDEX

		Page

PART I - FINANCIAL INFORMATION		3

Item 1.	Financial Statements (unaudited)	3

	Interim Consolidated Balance Sheets of Sterling Group Ventures, Inc. at February 28, 2011 (unaudited) and May 31, 2010	3

	Unaudited Interim Consolidated Statements of Operations for the three months and nine months ended February 28, 2011 and 2010 and for the Period from July 27, 1994 (Date of Inception) to February 28, 2011.	4

	Unaudited Interim Consolidated Statements of Stockholders' Equity (Capital Deficit) for the period from July 27, 1994 (Date of Inception) to February 28, 2011 ..	5

	Unaudited Interim Consolidated Statements of Cash Flows for the nine months ended February 28, 2011 and 2010 and for the Period from July 27, 1994 (Date of Inception) to February 28, 2011	6

	Notes to the Unaudited Interim Consolidated Financial Statements	7-15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls And Procedures	19

PART II - OTHER INFORMATION		19

Item 1.	Legal Proceedings	19

Item 1A	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

Signatures		23

Index to Exhibits		24

PART I - FINANCIAL INFORMATION

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
February 28, 2011 and May 31, 2010

	February 28,	May 31,
Stated in U.S. dollars	2011	2010
	(unaudited)
ASSETS
Current Assets
Cash	$1,728,750	$192,502
Cash held in trust - Note 4	191,506	33
GST/HST recoverable	6,860	4,000
Prepaid expenses and other receivable	4,588	12
Total current assets	1,931,704	196,547

Equipment	-	47
Advance on investment – Note 3(a)	55,169	-

Total Assets	$1,986,873	$196,594

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIT)

Current Liabilities
Accounts payable and other accrued liabilities - Note 4	$556,527	$522,516

Stockholders’ Equity (Capital Deficit)
Common Stock : $0.001 Par Value - Note 5 Authorized : 500,000,000 Issued and Outstanding : 58,629,675 (2010: 43,826,175)	58,630	43,826
Additional Paid In Capital	4,042,769	2,652,924
Warrants - Note 5(c)	1,194,545	636,668
Subscription received – Note 5(a) & (c)	419,300	-
Accumulated Other Comprehensive Loss	(576)	(583)
Deficit accumulated during the exploration stage	(4,284,322)	(3,658,757)
Total Stockholders’ Equity (Capital Deficit)	1,430,346	(325,922)

Total Liabilities and Stockholders’ Equity (Capital Deficit)	$1,986,873	$196,594

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and nine months ended February 28, 2011 and 2010 and for the period from July 27, 1994 (date of inception) to February 28, 2011
(unaudited)

					July 27, 1994
					(Date of
	Three months ended		Nine months ended		inception)
	February 28,		February 28,		to February 28,
Stated in U.S. dollars	2011	2010	2011	2010	2011
Expenses
Accounting, audit, legal and professional fees	$9,500	$10,343	$49,609	$56,213	$484,633
Bank charges	156	32	245	195	2,159
Consulting fees - Note 4	7,225	5,701	18,710	16,890	730,338
Depreciation	-	47	47	360	9,346
Filing fees and transfer agent	2,064	-	5,992	4,704	47,612
Foreign exchange loss (gain)	13,100	837	17,651	5,214	(5,775)
General and administrative - Note 4	1,012	3,887	7,424	11,401	124,639
Mineral property costs - Note 3	-	-	-	4,694	1,264,394
Printing and mailing	-	-	-	-	16,883
Shareholder information and investor relations	3,285	-	6,563	-	67,793
Stock-based compensation - Note 5(c)	517,526	91,703	517,526	91,703	1,471,248
Travel and entertainment	1,220	-	1,821	-	128,859
Recovery of doubtful collection	-	-	-	-	(272,358)
Allowance for doubtful collection	-	-	-	-	246,708
	(555,088)	(112,550)	(625,588)	(191,374)	(4,316,479)
Other item
Interest income	5	-	23	21	32,157

Net loss for the period	$(555,083)	$(112,550)	$(625,565)	$(191,353)	$(4,284,322)

Currency translation adjustment	2	-	7	-	(576)

Comprehensive loss for the period	$(555,081)	$(112,550)	$(625,558)	$(191,353)	$(4,284,898)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding	48,925,158	43,826,175	45,507,159	43,826,175

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
For the period from July 27, 1994 (date of inception) to February 28, 2011 (unaudited)

						Accumulated	Deficit
		Stock	Additional			Other	Accumulated
	Common	Amount At	Paid In		Subscription	Comprehensive	During The
Stated in U.S. dollars	Shares	Par Value	Capital	Warrants	Received	Income (Loss)	Exploration Stage	Total
Balance, July 27, 1994 (Date of inception)	-	$-	$-	$-	$-	$-	$-	$-
Common stock	1	1	-	-	-	-	-	1
Amount contributed by director	-	-	1,881	-	-	-	-	1,881
Net loss for the periods	-	-	-	-	-	-	(7,902)	(7,902)
Balance, May 31, 2001	1	$1	$1,881	$-	$-	$-	$(7,902)	$(6,020)
Net loss of the year	-	-	-	-	-	-	(1,860)	(1,860)
Balance, May 31, 2002	1	$1	$1,881	$-	$-	$-	$(9,762)	$(7,880)
Net loss of the year	-	-	-	-	-	-	(1,360)	(1,360)
Balance, May 31, 2003	1	$1	$1,881	$-	$-	$-	$(11,122)	$(9,240)
Reverse acquisition	(1)	(1)	(1,881)	-	-	-	-	(1,882)
Issuance of common shares for reverse acquisition	25,000,000	25,000	(23,119)	-	-	-	-	1,881
Outstanding common shares of Company prior to acquisition	11,360,000	11,360	(10,883)	-	-	(583)	-	(106)
Issuance of shares for cash pursuant to a private placement - at $0.50	1,766,000	1,766	881,234	-	-	-	-	883,000
Stock-based compensation	-	-	368,641	-	-	-	-	368,641
Net loss of the year	-	-	-	-	-	-	(527,446)	(527,446)
Balance, May 31, 2004	38,126,000	$38,126	$1,215,873	$-	$-	$(583)	$(538,568)	$714,848
Issuance of shares for cash pursuant to a private placement - at $0.50	1,950,000	1,950	973,050	-	-	-	-	975,000
Issuance of shares for finder's fee of private placement	101,500	102	50,648	-	-	-	-	50,750
Finders' fees	-	-	(50,750)	-	-	-	-	(50,750)
Fair value of share purchase warrants (finders' fees)	-	-	(40,110)	40,110	-	-	-	-
Issuance of shares for services rendered	100,000	100	41,900	-	-	-	-	42,000
Net loss of the year	-	-	-	-	-	-	(818,954)	(818,954)
Balance, May 31, 2005	40,277,500	$40,278	$2,190,611	$40,110	$-	$(583)	$1,357,522)	$912,894
Net loss for the year	-	-	-	-	-	-	(461,201)	(461,201)
Balance, May 31, 2006	40,277,500	$40,278	$2,190,611	$40,110	$-	$(583)	$(1,818,723)	$451,693
Issuance of shares for cash pursuant to a private placement - at $0.15	2,750,300	2,750	409,795	-	-	-	-	412,545
Issuance of shares for finder's fee of private placement	123,690	124	21,522	-	-	-	-	21,646
Finders' fees	-	-	(21,646)	-	-	-	-	(21,646)
Share issuance costs	-	-	(3,687)	-	-	-	-	(3,687)
Fair value of share purchase warrants (finders' fees)	-	-	(9,895)	9,895	-	-	-	-
Revaluation of share purchase warrants	-	-	(1,582)	1,582	-	-	-	-
Issuance of shares for services rendered	350,000	350	48,650	-	-	-	-	49,000
Net loss for the year	-	-	-	-		-	(864,485)	(864,485)
Balance, May 31, 2007	43,501,490	$43,502	$2,633,768	$51,587	$-	$(583)	$(2,683,208)	$45,066
Issuance of shares for services rendered at $0.06	324,685	324	19,156	-	-	-	-	19,480
Revaluation of share purchase warrants	-	-	-	409,525	-	-	-	409,525
Net loss for the year	-	-	-	-	-	-	(516,440)	(516,440)
Balance, May 31, 2008	43,826,175	$43,826	$2,652,924	$461,112	$-	$(583)	$(3,199,648)	$(42,369)
Revaluation of share purchase warrants	-	-	-	83,852	-	-	-	83,852
Net loss for the year	-	-	-	-	-	-	(245,405)	(245,405)
Balance, May 31, 2009	43,826,175	$43,826	$2,652,924	$544,964	$-	$(583)	$(3,445,053)	$(203,922)
Revaluation of share purchase warrants	-	-	-	91,704	-	-	-	91,704
Net loss for the year	-	-	-	-	-	-	(213,704)	(213,704)
Balance, May 31, 2010	43,826,175	$43,826	$2,652,924	$636,668	$-	$(583)	$(3,658,757)	$(325,922)
Issuance of shares for cash pursuant to a private placement - at $0.10	14,450,000	14,450	1,430,550	-	-	-	-	1,445,000
Issuance of shares for finder's fee of private placement	353,500	354	34,996	-	-	-	-	35,350
Finder’s fee	-	-	(35,350)	-	-	-	-	(35,350)
Fair value if share purchase warrants (finder’s fee)	-	-	(40,351)	40,351	-	-	-	-
Share subscription received	-	-	-	-	419,300	-	-	419,300
Stock-based compensation	-	-	-	517,526	-	-	-	517,526
Currency translation adjustment	-	-	-	-	-	7	-	7
Net loss for the period	-	-	-	-	-	-	(625,565)	(625,565)
Balance, February 28, 2011	58,629,675	$58,630	$4,042,769	$1,194,545	$419,300	$(576)	$(4,284,322)	$1,430,346

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended February 28, 2011 and 2010 and
for the period from July 27, 1994 (date of inception) to February 28, 2011(unaudited)

			July 27, 1994
	Nine months ended February 28,		(Date of inception)
Stated in U.S. dollars	2011	2010	to February 28, 2011
Cash flows from operating activities
Net loss for the period	$(625,565)	$(191,353)	$(4,284,322)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	517,526	91,703	1,471,248
Depreciation	47	360	9,346
Permit and engineering studies	-	-	150,000
Shareholder information and investor relations	-	-	20,447
Accounting, audit and legal fees	-	-	49,000
Translation adjustment	-	-	(106)
Changes in non-cash working capital items related to operations
GST/HST refundable	(2,860)	(3,344)	(6,860)
Prepaid expenses and other receivable	(4,576)	257	16,965
Accounts payable and accrued liabilities	34,011	55,812	576,007
Net cash (used in) operating activities	(81,417)	(46,565)	(1,998,275)
Cash flows from investing activities
Advance on investment	(55,169)	-	(205,169)
Additions to equipment	-	-	(9,346)
Net change in cash held in trust	(191,473)	55,287	(191,506)
Net cash flows provided by (used in) investing activities	(246,642)	55,287	(406,021)
Cash flows from financing activities
Net proceeds on issuance of common stock	1,445,000	-	3,711,858
Share subscription received	419,300	-	419,300
Amounts contributed by director	-	-	1,881
Net cash flows provided by financing activities	1,864,300	-	4,133,039
Effect of foreign exchange rate	7	-	7
Net increase in cash	1,536,248	8,722	1,728,750
Cash - beginning of period	192,502	192,002	-
Cash - end of period	$1,728,750	$200,724	$1,728,750
Supplemental Information :
Cash paid for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash Transactions :
Issuance of shares for commission paid to broker for private placement – Note 5(a)	$35,350	$-	$107,746
Issuance of shares for services rendered	$-	$-	$91,000
Issuance of shares for settlement of accounts payable	$-	$-	$19,480
Issuance of share purchase warrants for finder's fee paid to broker for private placement	$40,351	$-	$90,356

See accompanying notes to consolidated financial statements

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2011 and 2010
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

Operating results for the nine-month period ended February 28, 2011 are not necessarily indicative of the results that can be expected for the year ending May 31, 2011.

The interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) applicable in the United States to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At February 28, 2011, the Company had working capital of $1,375,177, has not yet achieved profitable operations, has accumulated losses of $4,284,322 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force”, (“ASU 2009-13”). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements and requires that the overall arrangement consideration be allocated to each deliverable in a revenue arrangement based on an estimated selling price when vendor specific objective evidence or third-party evidence of fair value is not available. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated to all deliverables using the relative selling price method. This will result in more revenue arrangements being separated into separate units of accounting. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Companies can elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented. The adoption of this new standard did not have a material impact on the Company’s consolidated financial statements.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2011 and 2010
(Stated in US Dollars) (Unaudited)

Note 2	Recent Accounting Pronouncements – (cont’d)

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements”, (“ASU 2009-14”). ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing both software and non-software components that function together to deliver the product’s essential functionality will no longer be within the scope of ASC 985-605 “Software Revenue Recognition” (“ASC 985-605”). The entire product (including the software and non-software deliverables) will therefore be accounted for under accounting literature found in ASC 605. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. Companies can elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented. The adoption of this new standard did not have a material impact on the Company’s consolidated financial statements.

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

In April 2010, the FASB issued Accounting Standards Update 2010-13 (ASU 2010-13), "Compensation - Stock Compensation (Topic 718)." This Update provides amendments to Topic 718 to clarity that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. It is applicable to the Company’s fiscal year beginning June 1, 2011. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update 2010-28, “ Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (ASU 2010-28) on when and how to perform certain steps of the periodic goodwill impairment test for public entities that may have reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with early adoption prohibited. It is applicable to the Company’s fiscal year beginning June 1, 2011. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In December 2010, the FASB also issued Accounting Standards Update 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (ASU 2010-29) to clarify the reporting of pro forma financial information related to business combinations of public entities and expand certain supplemental pro forma disclosures. This guidance is effective prospectively for business combinations that occur on or after the beginning of the fiscal year beginning on or after December 15, 2010, with early adoption permitted. It is applicable to the Company’s fiscal year beginning June 1, 2011. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2011 and 2010
(Stated in US Dollars) (Unaudited)

Note 3	Mineral Properties

Summary of mineral properties expenses for the cumulative period from date of inception (July 27, 1994) to February 28, 2011:

DXC
Salt Lake
Summary of mineral property expenditures	Property

From Date of Inception (July 27, 1994) to February 28, 2011

Balance, May 31, 2005	$-
Administrative	5,560
Consulting fees	46,629
Engineering studies	26,933
Feasibility study	29,080
Geophysical study	31,114
Legal fees	623
Topography measurement	32,266
Travel	30,953
Wages and benefits	33,601
Balance, May 31, 2006	236,759
Administrative	5,200
Consulting fees	134,580
Engineering studies	38,063
Mining permit	382,920
Topography measurement	15,001
Legal fees	9,695
Travel	53,262
Wages and benefits	35,687
Balance, May 31, 2007	911,167
Administrative	706
Consulting fees	60,548
Travel	5,456
Legal fees	11,566
Balance, May 31, 2008	989,443
Administrative	867
Consulting fees	27,890
Travel	16,959
Legal fees	7,008
Balance, May 31, 2009	1,042,167
Balance, May 31, 2010	1,042,167
Balance, February 28, 2011	1,042,167

Not included in the table above was a total of $222,227 of costs incurred on other properties which were abandoned during the years ended May 31, 2006, 2007 and 2009.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2011 and 2010
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

During the nine months ended February 28, 2011, Silver Castle Investments Limited, incorporated in Hong Kong, has been set up. The acquisition of Hongyu is in process and the Company paid RMB 200,000 ($30,434) to the Hongyu shareholders as down payment on December 14, 2010, The Company has also deferred $24,735 of legal fees related to the acquisition of Hongyu which was also recorded as Advance on Investment at February 28, 2011.

As of February 28, 2011, the Company has not incurred mineral property costs on this property.

b) Shimen Phosphate Property

On November 10, 2010, the Company signed a letter of intent (the "LOI") with Shimen County Merchants Bureau, Hunan Province, China regarding the development of Shimen Phosphate Mine.

Under the terms of the LOI, the Company is required to conduct due diligence on the Shujiatai phosphate property located in Shimen County, Hunan Province, China (the "SM Property") within one and half years and if necessary, update any Chinese study reports to build a mining, processing and chemical plant. After the due diligence is completed, the Company will set up a joint venture in Shimen County for developing the SM Property.

As of February 28, 2011, the Company has not incurred mineral property costs on this property.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2011 and 2010
(Stated in US Dollars) (Unaudited)

Note 3	Mineral Properties – (cont’d)

c) Dangxiongcuo Salt Lake Project

On September 16, 2005, the Company, through its wholly owned subsidiary, Micro Express Holdings Inc. (“Micro”), signed an agreement (the “Mianping Agreement”) for the development of Dangxiongcuo salt lake property (“DXC Salt Lake”) in Nima county of Naqu district in Tibet, China.

Pursuant to the Mianping Agreement, the parties agreed to set up a Cooperative Company, (the “Cooperative”) to develop the DXC Salt Lake. The objective of the Cooperative was to use the funds provided by the Company and the skills and technology provided by the other party to produce lithium carbonate and borate from brine. The Company, through Micro, was to own 65% of the Cooperative. It was anticipated that the total investment in the Cooperative would be approximately 240 million RMB (or approximately US$35 million). The Cooperative Company was never set up. On July 3, 2007, Micro received a letter from the other party to the Mianping Agreement stating that the agreement between Micro and the other party should be deemed terminated as a result of lack of progress in the approval for the establishment of the joint venture company and is considering a lawsuit against the Company and Micro. Micro has responded that the other party’s claim has no legal grounds as the lack of progress is not caused by Micro. There has been no legal action to date and none is expected. By letter dated August 25, 2008, Beijing Mianping Salt Lake Research Institute (“Mianping”) has confirmed that the agreement dated September 16, 2005 was terminated effective July 8, 2008. This agreement was replaced by the agreement with Zhong Chuan International Mining Holdings Co. Ltd. (Zhong Chuan) dated July 8, 2008.

On July 8, 2008, the Company signed an agreement (the "Agreement") with the shareholders of Monte Sea Holdings Ltd. ("Monte Sea Shareholders") and Zhong Chuan to restructure the transactions contemplated under the September 16, 2005 agreement. The parties wish to jointly develop the DXC Salt Lake property and lithium resources in Tibet including an exploration license, and elsewhere (the “Property”), by way of a cooperative joint venture. Monte Sea Shareholders and Zhong Chuan are to provide RMB100,000,000 ($14,584,000) to finance the DXC property to production.

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
February 28, 2011 and 2010
(Stated in US Dollars) (Unaudited)

Note 3	Mineral Properties – (cont’d)

c) Dangxiongcuo Salt Lake Project – (cont’d)

(iii) Monte Sea shall be permitted to manage the daily operation of the CJV pursuant to a management agreement to be entered into on terms and conditions satisfactory to the Company.

Upon the Agreement being effective and termination of the agreement dated September 16, 2005, the Company will be repaid RMB6,000,000 (approximately $875,000). As of February 28, 2011, the Company has received $nil in regards to this agreement.

Upon signing of this Agreement and subject to applicable regulatory approval, Monte Sea Shareholders shall subscribe for 5,000,000 units (the "Units") to be issued by the Company at $0.15 per Unit. Each Unit shall consist of one common share in the stock of the Company, and one warrant which shall entitle the Monte Sea shareholders to purchase one common share in the stock of the Company at $0.16 per share within two years from the date of the issuance of the Units. As of February 28, 2011, Monte Sea Shareholders have subscribed for nil units in regards to this agreement.

Subject to applicable regulatory approval, the Company shall cause 200,000,000 shares to be issued to the Monte Sea Shareholders within ten working days from the date transfer of the exploration license to the CJV is approved by the Chinese regulators, in exchange for all the shares then issued and outstanding in the stock of Monte Sea and held by Monte Sea Shareholders (the "Share Exchange"). The Share Exchange may be conducted and completed at an earlier date as long as the Company and Monte Sea Shareholders may agree in writing. This transaction would be accounted for as a reverse acquisition. As of February 28, 2011, the exploration license has not been transferred and no shares have been issued.

Subject to applicable regulatory approval, the Company shall cause 87,910,000 shares in the capital of the Company to be issued to the Monte Sea Shareholders at no additional cost, upon receipt by the CJV of a mining license and such other permits or approvals for the Property, permitting the full exploitation and development of the Property. As of February 28, 2011, no shares were issued in regards to this Agreement.

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

As of February 28, 2011, the Company has incurred a total of $1,042,167 in mineral property costs on this property.

The Company received verbal termination of the Agreement with Zhong Chuan in July 2009, as advised by third party legal counsel, at a meeting in Beijing, China. The Agreement, in effect, allows Zhong Chuan to terminate the Agreement if it pays the Company double the amount of funds paid by the Company to date to secure and develop the DXC Project. Zhong Chuan has not paid the required amount anticipated by the Agreement to date. The delay in payment has delayed the termination process. At this point then, the termination is incomplete.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2011 and 2010
(Stated in US Dollars) (Unaudited)

Note 4	Related Party Transactions

The Company was charged consulting fees for administrative, corporate, financial, engineering, and management services during the three months and nine months ended February 28, 2011 totalling $6,161 (2010: $5,700) and $17,647 (2010: $16,890) by companies controlled by two directors of the Company, respectively.

The Company was charged rental fees included in general and administrative expense during the three and nine months ended February 28, 2011 totalling $nil (2010: $3,258) and $1,091 (2010: $9,486) by a company controlled by a director of the Company.

Cash held in trust at February 28, 2011 includes $191,506 (May 31, 2010: $33) held in trust by a director of the Company from the proceeds of $250,000 in stock subscriptions during the quarter.

Included in accounts payable and accrued liabilities is $554,728 (May 31, 2010: $509,990) which was due to companies controlled by the directors of the Company for their services provided.

These transactions were measured at the exchange amount which represented the amount of consideration established and agreed to by the related parties.

Note 5	Capital Stock

a)	Capital Stock

The Company has arranged a private placement of 20,000,000 units at $0.10 per unit for total proceeds of $2,000,000. Each unit consists of one common share and one share purchase warrant entitling the holder the right to purchase one common share at $0.15 per share expiring on January 31, 2012 (the Series “D” Share Purchase Warrants). 7% finders’ units with the same terms and conditions will be payable relating to a portion of this private placement.

As of February 28, 2011, the Company has received subscriptions of $1,720,000 for the private placement. On January 28, 2011, the Company issued 14,803,500 units under the private placement, of which 14,450,000 units were issued for gross proceeds of $1,445,000 and 353,500 units were issued as the 7% finder’s fees. The finder’s fee warrants represent additional transaction costs which should be bifurcated and accounted for separately. The Company fair valued these warrants at $40,351 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 234.38% risk free interest rate of 0.24% and expected life of one year. The remaining subscription proceeds of $275,000 were recorded as Subscription received at February 28, 2011.

Subsequent to February 28, 2011, the Company received the rest of subscriptions of $280,000 for the private placement, and the Company issued 5,949,000 units under the private placement, of which 5,550,000 units were issued for gross proceeds of $555,000 and 399,000 units were issued as the 7% finder’s fees.

b)	Stock Options

During the nine months ended February 28, 2011 and 2010, no stock options were granted or exercised.

As of February 28, 2011, there were no outstanding stock options (May 31, 2010: nil).

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 28, 2011 and 2010
(Stated in US Dollars) (Unaudited)

Note 5	Capital Stock - (cont’d)

c)	Share Purchase Warrants

Changes in share purchase warrants for the period ended February 28, 2011 and year ended May 31, 2010 are summarized as follows:

		average
	Number of	exercise
	shares	price

Balance, May 31, 2010	6,691,490	$0.363
Granted	14,803,500	0.150
Exercised	(801,666)	0.180
Expired	(2,072,324)	0.180
Balance, February 28, 2011	18,621,000	$0.222

Share purchase warrants outstanding at February 28, 2011:

Number	Price	Expiry Date
3,817,500	$ 0.50	February 16, 2012
14,803,500	$ 0.15	January 31, 2012
18,621,000

Each Series “A” warrant entitles the holder thereof the right to purchase one common share at $0.50 per share expiring on the earlier of:

1)	February 16, 2008; or
2)	The 90th day after the day on which the weighted average trading price of the Company's shares exceeds $0.85 per share for 30 consecutive trading days.

Upon exercise of the Series "A" Share Purchase Warrant at $0.50 each, the holder will receive one Common Share of the Company and a Series "B" Share Purchase Warrant exercisable at $1.00 expiring one year after the occurrence of either (1) or (2) as described above. The Series "A" Share Purchase Warrants were originally issued in 2004 pursuant to a private placement commenced in February 2004.

On February 7, 2008, the Company extended the expiry date of the 3,817,500 Series “A” Share Purchase Warrants from February 16, 2008 to February 16, 2009. The exercise price of the warrants remains unchanged at $0.50 per share. The additional fair value of the 3,817,500 extended life Series “A” Share Purchase Warrants was estimated at $252,989 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 218.52%, risk free interest rates of 2.08% and expected life of one year.

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
February 28, 2011 and 2010
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

On February 14, 2011, the Company re-extended the expiry date of 3,817,500 Share Purchase Warrants (the Series "A" Share Purchase Warrants) from February 16, 2011 to February 16, 2012. The exercise price of the warrants remains unchanged at $0.50 per share. The additional fair value of the 3,817,500 extended life Series “A” Share Purchase Warrants was estimated at $517,526 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 201%, risk free interest rates of 0.29% and expected life of one year.

On February 7, 2008, the Company extended the expiry date of the 2,873,990 Series “C” Share Purchase Warrants from February 29, 2008 to February 27, 2009. The exercise price of the warrants remained unchanged at $0.18 per share. The additional fair value of the 2,873,990 extended life Series “C” Share Purchase Warrants was estimated at $156,536 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0% expected volatility of 222.09%, risk-free interest rates of 2.08% and expected life of one year.

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

During the nine months ended February 28, 2011, 801,666 Series "C" Share Purchase Warrants with an exercise price of $0.18 per share were exercised for gross proceeds of approximately $144,300. Since the shares were not issued until March 10, 2011, the Company recorded the proceeds as Subscription received at February 28, 2011. On February 16, 2011, the rest of the Series "C" Share Purchase Warrants expired unexercised.

As of February 28, 2011, the Company has a total of 3,817,500 Series “A” and 14,803,500 Series “D” share purchase warrants outstanding, respectively.

Note 6	Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies through amounts held in China in RMB:
- Cash held in trust $191,506 (May 31, 2010 - $33)

The Company is exposed to fluctuations in foreign currencies through amounts held in Canada in CAD:
- Cash $68,352 (May 31, 2010 - $105,544)

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

During the nine months ended February 28, 2011, Silver Castle Investments Limited incorporated in Hong Kong has been set up. The acquisition of Hongyu is in process and Sterling paid RMB 200,000 ($30,434) to the Hongyu Shareholders as a down payment on December 14, 2010.

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

Results Of Operations

The operating loss increased to $555,083 for the quarter ended February 28, 2011, as compared to $112,550 for the quarter ended February 28, 2010, mainly due to the increase of Stock-based compensation a non-cash item due to the extension of warrants in 2011. The operating loss for nine months ended February 28, 2011 increased to $625,565 as compared to $191,353 for the nine months ended February 28, 2010 mainly due to the increase of Stock-based compensation in 2011.

Accounting, audit and legal fees decreased by $843 for the three months ended February 28, 2011 when compared to the same period in 2010. Accounting, audit and legal fees decreased by $6,604 for the nine months ended February 28, 2011 when compared to the same period in 2010.

Foreign exchange loss increased by $12,263 for the three months ended February 28, 2011 when compared to the same period in 2010. Foreign exchange loss increased by $12,437 for the nine months ended February 28, 2011 when compared to the same period in 2010.

General and administrative decreased by $2,875 for the three months ended February 28, 2011 when compared to the same period in 2010. General and administrative decreased by $3,977 for the nine months ended February 28, 2011 when compared to the same period in 2010.

Shareholder information & Investor relations costs increased by $3,285 for the three months ended February 28, 2011 when compared to the same period in 2010. Shareholder information & Investor relations costs increased by $6,563 for the nine months ended February 28, 2011 when compared to the same period in 2010.

Stock-based Compensation increased by $425,823 for the three months and nine months ended February 28, 2011 when compared to the same period in 2010 because of the extension of Series "A" Warrants.

The Company expects the trend of losses to continue until we can achieve commercial production on some of the mineral properties, of which there can be no assurance as described in Risk Factors.

Liquidity And Working Capital

As of February 28, 2011, the Company had total current assets of $1,931,704 and total liabilities of $556,527. As of February 28, 2011, the Company had cash totaling $1,920,256 which includes cash held in trust of $191,506, and a working capital surplus of $1,375,177 primarily as result of a private placement of $1,720,000 and Series "C" Warrants exercise of $144,300 in the quarter.

Cash used in operating activities for the nine months ended February 28, 2011 was $81,417 as compared to cash used in operating activities for the same period in 2010 of $46,565. The increase in cash used in operating activities was primarily due to the increase in cash expenditures for investor relations, and foreign exchange loss.

According to the agreement signed with Zhong Chuan International Mining Holdings Co. Ltd. ("Zhong Chuan") on July 8, 2008, Beijing Mianping Salt Lake Research Institute ("Mianping") will repay the Company RMB 6,000,000 ($875,000) and Monte Sea Shareholders shall subscribe for 5,000,000 units (the "Units") to be issued by the Company at $0.15 per unit. As a result, the Company expected working capital to rise in the amount of $750,000 and a total of $1,625,000 including the repayment of approximately RMB 6,000,000 described earlier to meet its short term working capital requirements.

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

As of February 28, 2011, the Company received $1,720,000 through the subscription of 17,200,000 Units that consist of one common share and a warrant entitling the investor to purchase an additional common share for $0.15 expiring on January 31, 2012 and the Company also received $144,300 through the exercise of 801,666 Series "C" Warrants by the warrants holders.

The Company has no other capital resources other than the ability to use its common stock to raise additional capital or the exercise of the warrants by the unit holders. The Company's current cash can meet its short term need. The cash will be mainly used for mining property acquisition, general administrative, corporate (legal, accounting and audit), financing and management.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTCQB under the ticker symbol SGGV and is listed on Berlin Bremen Stock Exchange under the symbol GD7. As of February 28, 2011, there were 58,629,675 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has arranged a private placement of 20,000,000 units at $0.10 per unit for total proceeds of $2,000,000. Each unit consists of one common share and one share purchase warrant entitling the holder the right to purchase one common share at $0.15 per share expiring on January 31, 2012 (the Series "D" Share Purchase Warrants). A 7% finders' units with the same terms and conditions will be payable relating to this private placement.

As of February 28, 2011, the Company has received subscriptions of $1,720,000 for the private placement. On January 28, 2011, the Company issued 14,803,500 units under the private placement, of which 14,450,000 units were issued for the gross proceeds of $1,445,000 and 353,500 units with the same terms as the private placement were issued as the 7% finder's fees.

Subsequent to February 28, 2011, the Company received the rest of subscriptions of $280,000 for the private placement, and the Company issued 5,949,000 units under the private placement, of which 5,550,000 units were issued for gross proceeds of $555,000 and 399,000 units with the same terms as the private placement were issued as the 7% finder's fees.

All purchasers of the Company's financing met the requirements of Rule 501 of Regulation D as accredited investors, pursuant to SEC Rules and Regulations. The Company relied upon the written statements of the purchasers to this effect and upon the reputation and past performance of the individuals, who are personally known to the Company's directors and officers, or to their close associates.

During the quarter ended February 28, 2011, the Company received $144,300 for the exercise of 801,666 Series "C" Warrants at $0.18 per share. The Company issued 801,666 common shares on March 10, 2011.

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

Sterling Group Ventures Inc.

/s/ Raoul Tsakok
Raoul Tsakok, Chairman and Chief Executive Officer
Date: April 12, 2011

/s/ Richard Shao
Richard Shao, President and Chief Financial Officer
Date: April 12, 2011

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