Form 10-K
period 2011-05-31
STERLING GROUP VENTURES INC
filed 2011-08-26
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[   ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to _____________.

Commission file number: 000-51775

STERLING GROUP VENTURES, INC.
(Exact name of registrant as specified in its charter)

Nevada	72-1535634
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

308-1228 Marinaside Cr.
Vancouver BC Canada	V6Z 2W4
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (604) 689-4407

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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
Yes [   ] No [ x ]

The aggregate market value of the voting and non-voting share of Common Stock held by non-affiliates of the registrant was approximately $2,522,748 based on the closing trading price for the common equity as of November 30, 2010 (at $0.105 average ask and bid price).

The number of shares of common stock, par value $0.001 per share, outstanding as of August 22, 2011 was 75,730,341.

Documents incorporated by reference: None.

STERLING GROUP VENTURES INC.
Form 10-K
TABLE OF CONTENTS

Cautionary Statement Regarding Forward-Looking Statements

Safe Harbor Statement under the United States Private Securities Litigation Reform Act of 1995: Except for the statements of historical fact contained herein, the information constitutes "forward-looking statements" within the meaning of the Private Securities Litigation reform Act of 1995. Such forward looking statements, including but not limited to those with respect to the price of phosphate, potassium, nitrogen, and other commodities, the timing and amount of estimated production, costs of production, reserve determination and reserve conversion rates, involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, risks relating to the integration of the acquisition, risks relating to international operations, risks relating to joint venture operations, the actual results of current exploration activities, the actual results of current reclamation activities, conclusions of economic evaluations, changes in project parameters as plans continue to be refined, future prices of phosphate, potassium, nitrogen, fertilizer and other commodities, as well as those factors affecting the mineral industry. Although the Company has attempted to identify important factors that could cause actual results to differ materially, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that such statements will prove to be accurate as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements.

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

Sterling is a mining and exploration company, involved in the development of lithium in Tibet, China and phosphate through its recent acquisition of Chenxi County Hongyu Mining Co. Ltd. (Hongyu) in Hunan, China. There is no assurance it will be able to commercially develop mineral deposits on the claims that we have under option. Further exploration may be required before a final evaluation as to the economic and legal feasibility of the claims is determined.

PART I

ITEM 1. BUSINESS.

General

We were incorporated in the state of Nevada on September 13, 2001 and established a fiscal year end of May 31. Since our incorporation, we have engaged in the business of mining exploration and development. On January 20, 2004, Sterling completed the acquisition of all of the issued and outstanding shares of Micro Express Ltd. (“Micro”), which was incorporated on July 17, 1994 and engaged in exploration and development of Lithium. Pursuant to the transaction, the Company issued an aggregate of 25,000,000 shares of Sterling’s common stock to the stockholders of Micro in exchange for 100% of the outstanding shares of Micro’s common stock. The business combination was accounted for as a reverse acquisition whereby the purchase method of accounting was used with Micro being the accounting parent and the Company being the accounting subsidiary. On July 8, 2011, Sterling acquired a 90% interest in Hongyu and issued 10,000,000 shares of the Company’s common stock to existing Hongyu shareholders as part of the transaction.

In addition to lithium, we are a mining company engaged in the search, exploration and development of phosphate and related minerals through our recent acquisition of Chenxi County Hongyu Mining Co. Ltd. We have not yet generated or realized any revenues from our business operations. Our statutory registered agent's office is located at 123 West Nye Lane, Suite 129, Carson City, Nevada 89706 and our business office is located at 308-1228 Marinaside Cr., Vancouver, B.C., Canada, V6Z 2W4. Our telephone number is (604) 689-4407 and fax number is (604) 408-8515

Phosphate Overview

Phosphate rock is a general description applied to several kinds of rock which contain significant concentrations of phosphate minerals, which are minerals that contain the phosphate ion in their chemical structure, and is the eleventh most abundant element in the lithosphere.

Many kinds of rock contain mineral components containing phosphate or other phosphorus compounds in small amounts. However, rocks which contain phosphate in quantity and concentration which are economic to mine as ore, for their phosphate content, are not particularly common. The two main sources for phosphate are guano, formed from bird droppings, and rocks containing concentrations of the calcium phosphate mineral, apatite.

In general, lower concentrations of phosphate and lower quality deposits require increasing amounts of energy and chemicals in order to produce phosphate and can represent a significant increase in costs.

Phosphorus, P in the table of elements, is present in every living cell in both plants and animals and is essential to the process of photosynthesis in plants. As such, phosphorus, among other fertilizers, is essential to plant growth. Plants absorb phosphorus through the soil as various forms of phosphate. Besides nitrogen and potassium, phosphorus is one of the three nutrients required for plant growth and cannot be substituted. It is also insoluble so that it can be washed easily.

Phosphate content in currently mined rocks can range anywhere from 40% to 5%. Thus, the rocks must be processed to remove the bulk of the contained minerals and impurities normally through washing as the initial step thus increasing phosphate grades.

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

Gaoping Phosphate Project

On October 18, 2010, Sterling Group Ventures, Inc. (“Sterling”) signed two agreements (the “Agreements”) with Chenxi County Hongyu Mining Co. Ltd. (“Hongyu”) and its shareholders (“Hongyu Shareholders”) regarding the Gaoping phosphate mine (the “GP Property’) located in Tanjiachang village, Chenxi County, Hunan Province, China and other phosphate resources in Hunan Province.

Hongyu is a Chinese private mining company with connections and resources in Hunan, China. Hongyu is an inactive company holding a mining permit and a deposit of $122,134 placed with local land administrative bureau for undertaking the restoration of land to its present condition when the lease term expires after the property is mined. Hongyu is interested in exploring, developing and expanding its Phosphate business. Hongyu is the holder of a mining permit (the “Permit”) in the GP Property located in Tanjiachang village, Chenxi County, Hunan Province, China. Due to lack of funds, Hongyu is inactive without current operations being conducted. The GP Property is a sedimentary phosphate type deposit. The number of the mining permit is 4300002009116120048322. The area covered by the Permit is 0.425 km2 (42.5 hectares) and it is valid until November 10, 2014. The recording date is November 10, 2009. The mining permit allows initial production up to 100,000 tonnes phosphate ore per year.

The Agreements also required an investment company to be incorporated in Hong Kong (the “Investment Company”) which would be owned 20% by the Hongyu Shareholders and 80% by Sterling. The Investment Company acquired 90% of Hongyu with the other 10% of Hongyu transferred to nominees of Sterling. Upon completion of the acquisition, Hongyu became a Hong Kong / China joint venture company and within five business days of the approval of such joint venture company by the appropriate Chinese authorities, Sterling is required to pay RMB 2,000,000 to the Hongyu Shareholders. During the acquisition phase, Sterling would ensure that Hongyu’s net assets retain a minimum value of RMB 5,000,000. At any time when requested by Sterling, the Hongyu Shareholders agreed to sell their 20% interest in the Investment Company to Sterling for the issuance of 10,000,000 common shares of Sterling’s capital stock to them all subject to the rules and requirements of the US regulatory bodies bearing jurisdiction. If Sterling does not complete taking over Hongyu through the Investment Company within three months after signing the Agreements, Sterling should pay RMB 200,000 to the Hongyu Shareholders as down payment.

Pursuant to the Agreements, Hongyu agreed to surrender its future exclusive cooperative rights to Sterling, and the Hongyu Shareholders agreed that Sterling should have all Hongyu's title and interest in any phosphate properties, including but not limited to the GP Property, and Sterling shall arrange for the financing of building a mining and processing plant on the GP Property together with other facilities required for a mining operation thereon.

During the year ended May 31, 2011, the Investment Company was incorporated in Hong Kong under the name Silver Castle Investments Ltd (“Silver Castle”). Sterling paid RMB 200,000 ($30,862) to the Hongyu shareholders as down payment on December 14, 2010. Hunan Provincial Government issued a Certificate of Approval for establishment of Hong Kong invested Hongyu on May 16, 2011.

Subsequent to the year ended May 31, 2011, Sterling has received all required approvals from the Chinese authorities for the acquisition of Hongyu pursuant to the Agreements dated October 18, 2010. Hongyu received an amended business license on June 14, 2011. On July 5, 2011, Sterling issued 10,000,000 shares of its common stock to existing Hongyu shareholders and obtained the remaining 20% of Silver Castle that it did not previously own and paid the balance of RMB 1,800,000 Yuan ($279,504) to the Hongyu shareholders as consideration for the acquisition on July 8, 2011. As a result, Silver Castle became a wholly owned subsidiary of Sterling holding 90% of Hongyu with other 10% held by the nominees of Sterling.

Hongyu is currently preparing plans to put its phosphate deposit into production.

Shimen Phosphate Project

On November 10, 2010, Sterling signed a letter of intent (the "LOI") with Shimen County Merchants Bureau, Hunan Province, China regarding the development of Shimen Phosphate project.

Under the terms of the LOI, Sterling will conduct due diligence on the Shujiatai phosphate property located in Shimen County, Hunan Province, China (the "SJT Property") within one and half years and update any Chinese study reports if necessary to build a mining, processing and chemical plant. After the due diligence is completed, Sterling will set up a joint venture in Shimen County for developing the SJT Property.

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

On July 3, 2007, MEH received a letter from Mianping stating that the agreement between MEH and Mianping should be deemed terminated as a result of lack of progress in the approval for the establishment of the joint venture company and was considering a lawsuit against the Company and MEH. MEH had responded that Mianping’s claim had no legal grounds as the lack of progress was not caused by MEH or the Company. There has been no legal action to date and none is expected. By letter dated August 25, 2008, Mianping had confirmed to the Company’s auditor that the agreement dated September 16, 2005 was terminated effective July 8, 2008. This agreement was replaced by the agreement with Zhong Chuan International Mining Holdings Co. Ltd. dated July 8, 2008.

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

As a result, the company is now in negotiation with Mianping to sell the project back to them.

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

Lack of Technical Training of Management

The Management of our Company has academic and scientific experience related to mining issues but lacks technical training and experience exploring for, commissioning and operating a mine. With no direct training or experience in these areas, management may not be fully aware of many of the specific requirements related to working within this industry. The decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, operations, earnings and the ultimate financial success of the Company could suffer irreparable harm due to management’s lack of experience in this industry. The company has recently hired an experienced mining engineer.

Exploration Risk

Development of mineral properties is contingent upon obtaining satisfactory exploration results. Mineral exploration and development involves substantial expenses and a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to adequately mitigate.

The company’s properties have not been examined in the field by professional geologists or mining engineers. There is no assurance that commercial quantities of ore will be discovered on any of the Company’s properties. There is also no assurance that, even if commercial quantities of ore are discovered, a mineral property will be brought into commercial production. The discovery of mineral deposits is dependent upon a number of factors not the least of which is the technical skill of the exploration personnel involved. The commercial viability of a mineral deposit, once discovered, is also dependent upon a number of factors, some of which are the particular attributes of the deposit, such as size, grade and proximity to infrastructure, metal prices and government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection. In addition, assuming discovery of a commercial ore body, depending on the type of mining operation involved, several years can elapse from the initial phase of drilling until commercial operations are commenced. Most of the above factors are beyond the control of the Company.

The exploration process is conducted in phases. When each phase of a project is completed, and upon analysis of the results of that phase, the Company will make a decision whether to proceed with each successive phase of the exploration program. There is no assurance that projects will be carried to completion.

Limited Management Resource Development Experience

The Company does not have a track record of exploration and mining operation history. The Company's management has limited experience in mineral resource development and exploitation, and has relied on and may continue to rely upon consultants and others for development and operation expertise. The company recently hired an experienced mining engineer.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC QB under the ticker symbol SGGV and is listed on Berlin Bremen Stock Exchange under the symbol GD7. As of May 31, 2011, there were approximately 65,730,341 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

Dilution to the Existing Shareholders

The Company has no other capital resources other than the ability to use its common stock to raise additional capital or the exercise of the warrants by the unit holders, which will significantly dilute the Company's stockerholders.

Market Risk and Political Risks

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

The disruptions in the financial markets and economic conditions have adversely affected the US and the world economy. Turmoil in global credit markets and turmoil in the geopolitical environment in many parts of the world have adversely affected global economic conditions. There can be no assurances that government responses to the disruptions in financial markets will restore investor confidence and economic activity. This could affect our ability to raise capital.

Additionally, the uncertain economic environment may cause farmers to use less fertilizer to cut costs, which will adversely affect the demand for phosphate. A similar situation occurred in 2008 leading to a sharp decline in phosphate prices.

The Hongyu phosphate deposit is located in China which, as a result of its operations, exposes the Company to political and market risks in China. Exports of phosphate rock are currently subject to an export tax due to domestic phosphate requirements.

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

Since October 2008, a severe general downturn in the U. S. economy and global economy slowdown which already affected the securities markets took place. Such a deleterious turn of events has made it much more difficult for the Company to access financing should it be required to do so. As of August 2011, the outlook remains uncertain as growth in the US and Europe experienced another downturn such that another recession is now possible in the US and Europe.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTY

Gaoping Phosphate Property

Gaoping Phosphate which is part of Tanjiachang phosphate district is located in NEE 80°direction of Chenxi County town with straight-line distance 26 km and is under jurisdiction of Tanjiachang village, Chenxi county of Hunan Province. Geographical coordinates of mining permit’s ranges:
Longitude East 110°26 '15 "-110°27 '05", Latitude North 28°01 '49"-28°03'14".

Geological coordinates of Tanjiachang phosphate district’s ranges:
Longitude East 110° 25 '15 "- 110° 30 '00", Latitude North 28°00 '00"-28° 07'30". The area is about 32km2.

The location of the property is shown in the following map.

The property is located in Tanjiachang of Chenxi county, Hunan Province of China. Chenxi county is about 250 km from Zhangjiajie city and about 120 km from Huaihua city. Both cities have airports. The roads from the cities to Chenxi are well paved. The property is about 38 km from Chenxi County. The road from County to the property is paved. The property is in mountain area and elevation is about 700 meters. The mountain is quite steep.

Hongyu currently holds a mining permit allowing initial production up to 100,000 tonnes phosphate ore per year. In order to acquire more resources under the mining permit, Hongyu needs to invest not less than RMB 20 million Yuan in county including paying resource fees to the Chinese government according to related Chinese regulations and applies to expand the scale of current mining permit through the legal process in China.

The ore of the deposit is mainly consisted of crytocrysta-microcrystal phosphorite with small volume of tiny oolite and it is a marine sediment deposit with banded texture. According to weathering and oxidization level, the ore can be defined as weathered and primary types. Under weathering effect, carbonate content can be decreased and phosphorite minerals can be enriched while vein mineral and structure & texture of ore changed and forming weathered ore. The changing of grade and thickness of weathered ore is relatively big in the deposit while that is small for primary ore. After weathering, the grade would increase 5- 8% and the ore grade can reach around 28% after simple washing by water. It can be utilized directly in phosphate fertilizer processing then.

Strata outcropped in this mine area include Jiangkou Formation, Xiangmeng Formation and Hongjiang Formation of Lower Sinian, Jinjiadong Formation, Liuchapo Formation of Upper Sinian and Xiaoyanxi Formation of Lower Cambrian. Phosphorite deposit of Tanjiachang mining area is in interlayers or interbeddings of phosphorite and mudstone, silty platy shale within middle section of Jinjiadong Formation, Upper Sinian, and the geology structure is simple. The strata strike NNE and dip into SEE in general.

Phosphorite is in yellow platy shale and epizonal metamorphism clastic rock, mainly mudstone, of middle section of Jinjiadong Formation, Upper Sinian, and it is in layer structure. The ore layers are made of several tens of siliceous phosphorite layers with thickness mostly 2- 6m. The ore is made of dark grey siliceous and cal-siliceous phosphorite and ore mineral is minicrystal apatite. Ore texture is mainly with microcrystal texture then colloidal texture. Structure is mainly massive structure then bending and thin stratiform structure, etc. The grade (P2O5 content) is 19.8% and it can increase with weathering effect becoming stronger. The phosphorite in Tanjiachang phosphate zone is siliceous and cal-siliceous phosphorite and the grade is medium, mainly in Chinese standard level III. The grade of hand- collecting sample is relative higher and can be close to or reach Chinese standard level I. Nature type of ore is in mainly massive shape or bending shape. The deposit is in shallow marine sediment deposit type.

Regional Geology Survey with scale of 1:200,000 had been done by Regional Geology Survey Team of Hunan Provincial Geology in 1970’s and Mineral Resources Bureau and Regional Geology Survey Report (in scale of 1:200,000) and Regional Mineral Resources Report have been submitted. The 407 Geology Team from Hunan Provincial Geology and Mineral Resources Bureau launched the General Survey for Pb-Zn Mineralization in Upper-Jingzhuxi, Lower-Jingzhuxi inside Tanjiachang mining area and Dabanlin outside of Tanjiachang, etc in 1980s. They drilled five boreholes but the data is unavailable for data collection. There are none specific geology works had been done for phosphorite deposit within Tanjiachang and the institute (Chemical Geology Exploration Institute, Hunan Province) has organized early stage big area scouting and field trips in September to October 1992 and chose Jingzhuxi section as the General Geology Survey working area in the year of 1993. It has been defined as Tanjiachang and they submitted General Geological Survey Design for Tanjiachang Phosphorite Mining Area, Chenxi county of Hunan Province. As the General Geology Survey work moving forward, Tanjiachang Phosphorite Mining Area becomes enlarged step by step and it has been divided into three sections of Jingzhuxi, Gaoping and Wenshuitang.

The following table summarizes the geological works conducted so far.

Item	unit		Quantity		sub-total	Remarks
		1993	1994	1995
1:10000 Geology Mapping	km2	10.9	10.5	10.5	31.9
1:1000 Onsite Geology Section Mapping	m	2305	2212	1450	5967	5 lines
Trenching and Logging	m3	1521.3	1200	1125	3846.3	47 lines
Channel Sampling & Basic Assay		121	126	144	391
Identification of Rock and Minerals		30	22	21	73
Small Weight Sample Testing		30	20	25	75
Basic Chemical Assay		121	126	144	391
Assembly Assay			6	6	12

The deposit range is in mountain area of Xiangxi (west Hunan Province) region and elevation is from 237.1m (minimum) to 985.8m (maximum) with maximum relative elevation difference of 748.7m (500- 600m in general). The terrain is seriously incised and with relatively developed vegetation conditions. Water system is mainly made of hill streams in shape of comb generally running from north to south and injecting to River Yuan. The water volume is related to local climate and the local climate type of Tanjiachang is subtropical humid one, with annual average temperature 16.5 degree and frost-free season/period 270 days. The precipitation is concentrated from April to August with flood frequently. It is arid in autumn and winter seasons and the stream will become very small and even drought. The area is also the 2nd largest timber producing basis and the main product is Matsuyama tree. The general agriculture product is rice and others include sweet potatoes, oil, tea and tung, etc. The nature economy condition within Tanjiachang is poor. Water and power resources are fully supplied and manpower is mainly in agriculture and its sideline producing industry, timber managements. Telecommunication is very good. Cellular phone can be accessed in the property area. Transportation is good and truck can arrive in the property area.

During the application of mining permit period, major workload accomplished include 6 GPS control surveys, 17 engineering survey points, geology mapping in scale of 1:5000 with area of 0.75km2, 3 geology section lines’ mapping with length 1500m, investigating and clearing 8 trenches and 6 old workings, slag removal with volume 100m3, 4 existing inclined shafts survey, 39 samples’ sampling and assaying, 10 small weight tests. In total, there are 6 participants involved in this work and 9 months spent from November 2006 to March 2007.

Water comes from mountain springs. River Yuan is nearby, and ships can navigate the river. The power line is connected to the mining site already.

The stratum of phosphorite deposit is stable with shallow buried-depth and geology structure is simple. According to requirements of general geology survey, geology mapping and surface trenches have been done in the round exploration work, and original geology logging and channel samples for phosphorite chemical assay all have been gotten to control deposit scale, occurrence and measure ore quality, ore type generally. Then estimation of geology prospective resources has been reached and data has been collected for further detailed geology exploration. Self- checking, peer review and technique director checking of data have been conducted during general geology survey period and the principles of accordance of report & map, physical sample & map, report & physical sample, relevant words & relevant physical sample have been insisted. The quality is guaranteed and the records of peer review of onsite data and detailed technique director checking has been kept. The data without checking and reviewing record can’t be used in comprehensive compilation.

Through onsite survey and by onsite geology cross-section mapping and united geology mapping, the geology map with scale of 1:10,000 has been drafted and the base map is topography map with scale of 1:10,000 published by Hunan Provincial Bureau of Surveying and Mapping. The mapping area is 31.90km2 and the mapping method is tracing assisted by crossing method.

Geology mapping unit is mainly for stratigraphic formations and lithology sections have been divided within ore-bearing Jinjiadong Formation. Upper and lower sections have been differentiated for Xiaoyanxi Formation, Cambrian for the lithology variation and lithology characteristics are obvious.

Geology mapping spot spacing is mainly 100- 150m in ore-bearing strata to control ore layer and its top and bottom plates. The spot spacing of none ore strata is 150 -250m. In total, 1494 geology observation points have been surveyed.

The data of geology point observation is with good quality and the logs are true and complete reflecting the true onsite geology conditions. The location of geology points is measured by geology compass and according to terrain features. The stratum boundary points take account of 50- 60% of total geology points.

Trenches has been done to disclose the phosphorite ore layers with spacing 400m (mainly 300- 500m) and totally 47 trenches have been finished with earthwork volume 3846.3 m3. The operation of trenches is accurate and the spacing is tried to be placed evenly. All the trenches have demonstrated good surface control effects on ore layers except for TC20 (the surface cover is too thick and it can’t control ore layers) and TC 47 (ore layers are missing due to fault). The trenches, operation and sampling are all following State Code of Original Geology Logging General Principles for Solid Mineral Exploration Registration (china) and data has been logged in time.

Basic assay samples all came from channel sampling of trench projects and the samples are with representative and following State Code and Geology Standard. The scale of channel sampling is 5cm*3cm and the length is mainly 1m, separately sampled from different layers. Totally, 391 samples have been sampled from ore layers and their top and bottom plates. The samples have been prepared in time according with ID, tag, record and onsite logs. Small weight samples have been collected with representative year by year in history and certain related relationship has been detected between density of phosphorite and P2O5 content. In general, the density and grade are with positive correlation. The petrology identification and testing samples are coming during onsite geology section survey to make sure the lithology and mineral compositions. Totally, 73 samples have been collected. Based on basic assay results, combination sample analysis has been done on backup samples from selected representatives 12 trenches to make sure benefit and harmful components. The major parameter of combination analysis is sample length.

SJT Phosphate Property of Shimen Phosphate Project

Shimen county located in west Hunan province of China and is rich in phosphate. Shimen is one of tenth large phosphate areas in China, which holds 78% of Hunan Province’s phosphate resources. However, currently local miners only mine near surface high grade ores. Shimen government wants to comprehensively utilize the resources. Under the agreement with Shimen county, Shimen county allows Sterling to conduct due diligence on the SJT phosphate property located in Shimen County, Hunan Province, China (the "SJT Property") within one and half years and update any Chinese study reports if necessary to build a mining, processing and chemical plant. Sterling intents to review available information, and conduct own technical due diligence. If the due diligence is completed and satisfied to Sterling, Sterling will set up a joint venture in Shimen County for developing the SJT Property.

SJT phosphate property is shallow marine sedimentary phosphate deposit and occurred in Doushantuo formation of Sinian. The location of the property is shown in the following map.

DXC Salt Lake Property

Dangxiongcuo Salt Lake (“DXC”) is located in the south-western part of Xizang plateau in Nima County, Tibet of China. The geographic co-ordinates are between 86°38'00" and 86°49'00" east and 31°30'00" to 31°40'00" north.

The location of the property is shown in the following map.

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

As of the date of this report, the application to establish a joint venture has not yet been approved by the regulators in Tibet, China

As at May 31, 2011, the Company incurred expenses of $1,042,167 related to the DXC Salt Lake Property.

Sterling is currently in the process of selling its interest in the project.

For further discussion of our interests in DXC Salt Lake Property, see the discussion of the agreements under "DXC Salt Lake Project" contained in Item 1. Business.

ITEM 3. LEGAL PROCEEDINGS

We have no knowledge of any pending or threatened material litigation, settlement of litigation, or other material claim involving us.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is traded on the OTC QB under the symbol “SGGV”. The table below sets forth the high and low sales prices for the Company’s common stock for the fiscal years ended May 31, 2010 and 2011. The quotations below reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Quarter Ended	High ($)	Low ($)
August 31, 2009	0.12	0.01
November 30, 2009	0.06	0.03
February 28, 2010	0.08	0.03
May 31, 2010	0.04	0.03
August 31, 2010	0.05	0.02
November 30, 2010	0.13	0.02
February 28, 2011	0.36	0.06
May 31, 2011	0.26	0.15

Pacific Stock Transfer Company is the registrar and transfer agent for our common shares, and is located at Suite 403, 4045 South Spencer Street, Las Vegas, NV 89119 (Telephone: (702) 361-3033; Facsimile: (702) 433-1979).

On August 22, 2011, we had 75,730,341 shares of common stock outstanding and we had approximately 60 stockholders of record plus common shares held by brokerage clearing houses, depositories or other entity.

We currently intend to retain all future earnings to fund the development and growth of our business. We have not paid dividends on our common stock and do not anticipate paying cash dividends in the immediate future. We did not repurchase any of our equity securities and have not adopted a stock repurchase program.

Recent Sales of Unregistered Securities

During the year ended May 31, 2011, the Company completed a private placement of 20,000,000 units at $0.10 per unit for total proceeds of $2,000,000. Each unit consists of one common share and one share purchase warrant entitling the holder the right to purchase one common share at $0.15 per share expiring on January 31, 2012 (the Series “D” Share Purchase Warrants). Additional 752,500 units were issued as finders’ fees.

The Company also received $144,300 from the exercise of 801,666 Series “C” Warrants at $0.18 per share and issued 801,666 common shares for the exercise of these warrants during the year ended May 31, 2011

On May 25, 2011, the Company issued 350,000 shares to a consultant for its services.

On July 5, 2011, the Company issued 10,000,000 common shares to the Hongyu shareholders pursuant to the Agreements signed on October 18, 2010.

Equity Compensation Plan Information

On February 3, 2004, the Board of Directors of the Company approved the 2004 Stock Option Plan, which was also approved at the Company’s Annual Meeting of Shareholders on January 17, 2005, and registered on May 12, 2004. Pursuant to the stock option plan, the number of shares that may be issued under the plan may not exceed 15% of the issued and outstanding shares of the company. 15% of the issued and outstanding shares of the Company were 9,859,551 as of May 31, 2011.

During the year ended May 31, 2010, no stock options were outstanding, granted or exercised.

On April 27, 2011, the Company granted 4,700,000 stock options to directors, officers and consultants at an exercise price of $0.25 each expiring on February 3, 2019. The options were vested immediately.

At May 31, 2011, there were 4,700,000 stock options outstanding with an exercise price at $0.25 each expiring on February 3, 2019.

Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
4,700,000	$0.25	5,159,551

Share Purchase Warrants

During the year ended May 31, 2011, there were 801,666 Series “C” share warrants exercised at $0.18 per share and 2,072,324 “C” warrants expired. The Company also issued 20,752,500 Series “D” share purchase warrants at an exercise price of $0.15 each expiring on January 31, 2012.

On February 14, 2011, the Company re-extended the expiry date of 3,817,500 Share Purchase Warrants (the Series "A" Share Purchase Warrants) from February 16, 2011 to February 16, 2012. The exercise price of the warrants remains unchanged at $0.50 per share.

Each Series “A” warrant entitles the holder thereof the right to purchase one common share at $0.50 per share expiring on the earlier of:

1) February 16, 2012; or
2) The 30th day after the day on which the weighted average trading price of the Company's shares exceeds $0.80 per share for 20 consecutive trading days.

Upon exercise of the Series "A" Share Purchase Warrant at $0.50 each, the holder will receive one Common Share of the Company and a Series "B" Share Purchase Warrant exercisable at $1.00 expiring one year after the occurrence of either (1) or (2) as described above.

As of May 31, 2011 the Company has a total of 3,817,500 and 20,752,500 Series “A” and “D” share purchase warrants outstanding, respectively.

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

Overview

Sterling is a mining company, and its objective is to become a recognized leader in mineral property acquisition, exploration, development and production.

On October 18, 2010, Sterling signed two agreements (the “Agreements”) with Chenxi County Hongyu Mining Co. Ltd. (“Hongyu”) and its shareholders (“Hongyu Shareholders”) regarding the Gaoping phosphate mine (the “GP Property’) located in Tanjiachang village, Chenxi County, Hunan Province, China and other phosphate resources in Hunan Province.

Hongyu is a Chinese private mining company with connections and resources in Hunan, China. Hongyu is interested in exploring, developing and expanding its Phosphate business. Hongyu is the holder of a mining permit (the “Permit”) in the GP Property located in Tanjiachang village, Chenxi County, Hunan Province, China. Due to lack of funds, the company has been inactive with no operations being conducted. The GP Property is a sedimentary phosphate type deposit. The number of the mining permit is 4300002009116120048322. The area covered by the Permit is 0.425 km2 (42.5 hectares) and it is valid until November 10, 2014. The recording date is November 10, 2009. The mining permit allows initial production up to 100,000 tonnes phosphate ore per year.

The Agreements also require an investment company to be incorporated in Hong Kong (the “Investment Company”) which will be owned 20% by the Hongyu Shareholders and 80% by Sterling. The Investment Company will acquire 90% of Hongyu with the other 10% of Hongyu being transferred to the nominees of Sterling. Upon completion of this acquisition, Hongyu will become a Hong Kong / China joint venture company and within five business days of the approval of such joint venture company by the appropriate Chinese authorities, Sterling will pay RMB 2,000,000 to the Hongyu Shareholders. During the acquisition phase, Sterling will ensure that Hongyu’s net assets retain a minimum value of RMB 5,000,000. At any time when requested by Sterling, the Hongyu Shareholders agree to sell their 20% interest in the Investment Company to Sterling for the issuance of 10,000,000 common shares of Sterling’s capital stock to them all subject to the rules and requirements of the US regulatory bodies bearing jurisdiction. If Sterling does not complete taking over Hongyu through the Investment Company within three months after signing the Agreements, Sterling shall pay RMB 200,000 to the Hongyu Shareholders as down payment.

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

During the year ended May 31, 2011, Silver Castle Investments Limited, incorporated in Hong Kong, was set up. Sterling paid RMB 200,000 ($30,862) to the Hongyu shareholders as down payment on December 14, 2010. Hunan Provincial Government issued a Certificate of Approval for establishment of Hong Kong invested Hongyu on May 16, 2011.

Subsequent to the year ended May 31, 2011, Sterling has received all required approvals from Chinese authorities for the acquisition of Hongyu pursuant to the Agreements dated October 18, 2010. Hongyu received amended business license on June 14, 2011. On July 5, 2011, Sterling issued 10,000,000 shares of the its common stock to Hongyu shareholders and the balance of RMB 1,800,000 Yuan ($279,504) was paid to the Hongyu shareholders as consideration for the acquisition. As a result, Silver Castle Investments Ltd. became a wholly owned subsidiary of Sterling holding 90% of Hongyu with other 10% held by the nominees of Sterling.

Sterling is currently preparing plans to put its phosphate deposit into production.

Results of Operations

The Company had no operating revenue except interest income of $140 for the year ended May 31, 2011 and interest income of $412 for the year ended May 31, 2010. The comprehensive loss increased to $1,863,447 for the year ended May 31, 2011, as compared to $213,704 for the year ended May 31, 2010 mainly due to the increase of audit and professional fees, investor relations, travel, and stock-based compensation expenses of $1,692,526 with respect to granting options and the Series “D” warrants and as a result of extending the Series “A” warrants.

For the year ended May 31, 2011 relative to the year ended May 31, 2010, audit and professional fees increased by $10,661, foreign exchange loss increased by $12,186, investor relations increased by $17,298, travel increased by $14,827, and Stock-based compensation expense increased by $1,600,822, mainly due to the granting of stock options as well as the extension of the Series “A” warrants, which are non cash items.

The Company also incurred expenses on the following related party transactions during the year ended May 31, 2011:

(a)

The Company was charged consulting fees for administrative, corporate, financial, and management services during the year ended May 31, 2011 totalling $23,840 (2010: $22,625) by companies controlled by a director of the Company.

(b)

The Company was charged rental fees included in general and administrative expense during the year ended May 31, 2011 totalling $1,091 (2010: $12,847) by a company controlled by a director of the Company.

(c)	Cash held in trust at May 31, 2011 includes $43,312 (2010: $33) held in trust by a director of the Company.

(d)	Included in accounts payable and accrued liabilities is $524,233 (2010: $509,990) which was due to companies controlled by the directors of the Company for their services provided.

The Company expects the trend of losses to continue.

Liquidity and Working Capital

As of May 31, 2011, the Company had total current assets of $2,221,931, and total liabilities of $551,277. As of May 31, 2011, the Company had cash and cash held in trust of $2,138,827 and working capital of $1,670,654.

Cash used in operating activities for the year ended May 31, 2011 was $140,649 as compared to cash used in operating activities for the year ended May 31, 2010 of $54,787. The increase in cash used in operating activities was primarily due to the increase in cash expenditures for travel, audit and professional fees as well as the increase in accounts payable and accrued liabilities.

According to the agreement signed with Zhong Chuan International Mining Holdings Co. Ltd. (“Zhong Chuan”) on July 8, 2008, Beijing Mianping Salt Lake Research Institute (“Mianping”) will repay the Company RMB 6,000,000 ($875,000) and Monte Sea Shareholders shall subscribe for 5,000,000 units (the "Units") to be issued by the Company at $0.15 per unit. As a result, the Company expected its working capital to rise in the amount of $750,000 to a total of $1,625,000 including the repayment of approximately RMB 6,000,000 ($875,000) described earlier to meet its short term working capital requirements.

However, in July 2009, the Company received verbal termination of the Agreement with Zhong Chuan, as advised by third party legal counsel, at a meeting in Beijing, China. Formal written notice has not been received from Zhong Chuan. The Agreement in effect, allows Zhong Chuan to terminate the Agreement if it pays the Company double the amount of funds paid by the Company to date to secure and develop the DXC project. Zhong Chuan has not repaid the required amount as anticipated by the Agreement to date. This unfortunate delay on the part of Zhong Chuan places the termination it gave the Company in dispute as the termination is conditional upon repayment of the required funds. At this point, the termination is incomplete.

During the year ended May 31, 2011, the Company received $2,000,000 through the subscription of 20,000,000 Units that consist of one common share and a warrant entitling the investor to purchase an additional common share for $0.15 expiring on January 31, 2012 and the Company also received $144,300 through the exercise of 801,666 Series “C” Warrants by the warrants holders.

The Company has no other capital resources other than the ability to use its common stock to raise additional capital or the exercise of the warrants by the unit holders. The Company’s current cash can meet its short term need. The cash will be mainly used for mining property acquisition, general administrative, corporate (legal, accounting and audit), financing and management.

No other commitments to provide additional funds have been made by management or other stockholders except as set forth above. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover operational expenses. This raises substantial doubt that the Company will be able to continue as a going concern unless additional capital is raised.

Off-Balance Sheet Arrangements

As of May 31, 2011, we were not involved in any form of off-balance sheet arrangement.

Application of Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financial statements. We further believe that of our significant accounting policies, which are described in Note 2 to our annual financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, the following policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Mineral Property Costs

Costs of acquiring mineral properties are capitalized by the project area unless the mineral properties do not have proven reserves. Costs to maintain mineral rights and leases are expensed as incurred. When a property reaches the production state, the related capitalized costs are amortized using the unit of production method on the basis of annual estimates of ore reserves. Management reviews the carrying value of mineral properties at least annually and will recognize impairment in value based upon current exploration results, and any impairment or subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations. Mineral property exploration costs are expensed as incurred. Exploration activities conducted jointly with others are reflected at the Company’s proportionate interest in such activities. As at May 31, 2011 and 2010, the Company did not have proven or probable ore reserves.

Stock-based Compensation

On June 1, 2006, the Company accounts for stock-based compensation in accordance with ASC Topic 718-10, Compensation -Stock Compensation – Overall.

In accordance with ASC Topic 718-10 compensation expenses is amortized on a straight-line basis over the requisite service period which approximates the vesting period rather than as a reduction of taxes paid. The Company has elected to use the Black-Scholes option pricing model to determine the fair value of options and the extension of the expiry date of share purchase warrants previously granted. The Company has estimated the fair value of share purchase warrants and options for the years ended May 31, 2011 and 2010 using the assumptions more fully described in Note 5(b) & (c) to the financial statements

Foreign Currency Translation

Our functional and reporting currency is U.S. dollars. Our consolidated financial statements are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. We have not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from these estimates.

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

At May 31, 2011, the Company had not yet achieved profitable operations and has accumulated losses of $5,522,205 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Sterling is involved in the development of lithium in Tibet, China and phosphate in Hunan, China. Both projects are not yet commercial and have not reached profitability.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Tel: 604 688 5421	BDO Canada LLP
Fax: 604 688 5132	600 Cathedral Place
www.bdo.ca	925 West Georgia Street
Vancouver BC V6C 3L2 Canada

Report of Independent Registered Public Accounting Firm

To the Stockholders,
Sterling Group Ventures, Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Sterling Group Ventures Inc. (the “Company”) (An Exploration Stage Company) and its subsidiaries as of May 31, 2011 and 2010, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity (capital deficit) for the years then ended and for the period from July 27, 1994 (Date of Inception) to May 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Group Ventures Inc. and its subsidiaries as of May 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and for the period from July 27, 1994 (Date of Inception) to May 31, 2011, in conformity with accounting principles generally accepted in the United States.

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

/s/ BDO Canada LLP

Chartered Accountants

Vancouver, Canada
August 18, 2011

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
May 31, 2011 and 2010

	May 31,	May 31,
Stated in U.S. dollars	2011	2010

ASSETS

Current Assets
Cash	$2,095,515	$192,502
Cash held in trust - Note 4	43,312	33
GST/HST receivable	7,917	4,000
Prepaid expenses and other receivable	75,187	12
Total current assets	2,221,931	196,547

Advance on investment - Note 3(a)	55,945	-
Equipment	1,358	47

Total Assets	$2,279,234	$196,594

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)

Current Liabilities
Accounts payable and other accrued liabilities - Note 4	$551,277	$522,516

Stockholders' Equity (Capital Deficit)
Common Stock : $0.001 Par Value - Note 5 Authorized : 500,000,000 Issued and Outstanding : 65,730,341 (2010: 43,826,175)	65,730	43,826
Additional Paid In Capital - Note 5(c)	7,185,014	3,289,592
Accumulated Other Comprehensive Loss	(582)	(583)
Deficit accumulated during the exploration stage	(5,522,205)	(3,658,757)
Total Stockholders' Equity (Capital Deficit)	1,727,957	(325,922)

Total Liabilities and Stockholders' Equity (Capital Deficit)	$2,279,234	$196,594

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended May 31, 2011 and 2010 and
for the period from July 27, 1994 (date of inception) to May 31, 2011

			July 27, 1994
			(Date of
			inception)
	Years ended May 31,		to May 31,
Stated in U.S. dollars	2011	2010	2011

Expenses
Accounting, audit, legal and professional fees	$75,377	$64,716	$510,401
Bank charges	551	228	2,465
Consulting fees - Note 4	26,206	22,625	737,834
Depreciation	103	407	9,402
Filing fees and transfer agent	7,069	5,074	48,689
Foreign exchange loss (gain)	18,269	6,083	(5,157)
General and administrative - Note 4	6,756	18,673	123,971
Mineral property costs - Note 3	-	-	1,264,394
Printing and mailing	-	-	16,883
Shareholder information and investor relations	17,298	-	78,528
Stock-based compensation - Note 5 (b) (c)	1,692,526	91,704	2,646,248
Travel and entertainment	19,433	4,606	146,471
Recovery of doubtful collection	-	-	(272,358)
Allowance for doubtful collection	-	-	246,708

	(1,863,588)	(214,116)	(5,554,479)

Other item
Interest income	140	412	32,274

Net loss for the period	$(1,863,448)	$(213,704)	$(5,522,205)

Currency translation adjustment	1	-	(582)

Comprehensive loss for the period	$(1,863,447)	$(213,704)	$(5,522,787)

Basic and diluted loss per share	$(0.04)	$(0.00)

Weighted average number of shares outstanding	50,337,093	43,826,175

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
For the period from July 27, 1994 (date of inception) to May 31, 2011

					Deficit
				Accumulated	Accumulated
		Stock	Additional	Other	During The
	Common	Amount At	Paid In	Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Income (Loss)	Stage	Total

Balance, July 27, 1994 (Date of inception)	-	$-	$-	$-	$-	$-
Common stock	1	1	-	-	-	1
Amount contributed by director	-	-	1,881	-	-	1,881
Net loss for the periods	-	-	-	-	(7,902)	(7,902)
Balance, May 31, 2001	1	$1	$1,881	$-	$(7,902)	$(6,020)
Net loss of the year	-	-	-	-	(1,860)	(1,860)
Balance, May 31, 2002	1	$1	$1,881	$-	$(9,762)	$(7,880)
Net loss of the year	-	-	-	-	(1,360)	(1,360)
Balance, May 31, 2003	1	$1	$1,881	$-	$(11,122)	$(9,240)
Reverse acquisition	(1)	(1)	(1,881)	-	-	(1,882)
Issuance of common shares for reverse acquisition	25,000,000	25,000	(23,119)	-	-	1,881
Outstanding common shares of Company prior to acquisition	11,360,000	11,360	(10,883)	(583)	-	(106)
Issuance of shares for cash pursuant to a private placement - at $0.50	1,766,000	1,766	881,234	-	-	883,000
Stock-based compensation	-	-	368,641	-	-	368,641
Net loss of the year	-	-	-	-	(527,446)	(527,446)
Balance, May 31, 2004	38,126,000	$38,126	$1,215,873	$(583)	$(538,568)	$714,848
Issuance of shares for cash pursuant to a private placement - at $0.50	1,950,000	1,950	973,050	-	-	975,000
Issuance of shares for finder's fee of private placement	101,500	102	50,648	-	-	50,750
Finders' fees	-	-	(50,750)	-	-	(50,750)
Issuance of shares for services rendered	100,000	100	41,900	-	-	42,000
Net loss of the year	-	-	-	-	(818,954)	(818,954)
Balance, May 31, 2005	40,277,500	$40,278	$2,230,721	$(583)	$(1,357,522)	$912,894
Net loss for the year	-	-	-	-	(461,201)	(461,201)
Balance, May 31, 2006	40,277,500	$40,278	$2,230,721	$(583)	$(1,818,723)	$451,693
Issuance of shares for cash pursuant to a private placement - at $0.15	2,750,300	2,750	409,795	-	-	412,545
Issuance of shares for finder's fee of private placement	123,690	124	21,522	-	-	21,646
Finders' fees	-	-	(21,646)	-	-	(21,646)
Share issuance costs	-	-	(3,687)	-	-	(3,687)
Issuance of shares for services rendered	350,000	350	48,650	-	-	49,000
Net loss for the year	-	-	-	-	(864,485)	(864,485)
Balance, May 31, 2007	43,501,490	$43,502	$2,685,355	$(583)	$(2,683,208)	$45,066
Issuance of shares for services rendered at $0.06	324,685	324	19,156	-	-	19,480
Revaluation of share purchase warrants	-	-	409,525	-	-	409,525
Net loss for the year	-	-	-	-	(516,440)	(516,440)
Balance, May 31, 2008	43,826,175	$43,826	$3,114,036	$(583)	$(3,199,648)	$(42,369)
Revaluation of share purchase warrants	-	-	83,852	-	-	83,852
Net loss for the year	-	-	-	-	(245,405)	(245,405)
Balance, May 31, 2009	43,826,175	$43,826	$3,197,888	$(583)	$(3,445,053)	$(203,922)
Revaluation of share purchase warrants	-	-	91,704	-	-	91,704
Net loss for the year	-	-	-	-	(213,704)	(213,704)
Balance, May 31, 2010	43,826,175	$43,826	$3,289,592	$(583)	$(3,658,757)	$(325,922)

See accompanying notes to consolidated financial statements

				Accumulated	Accumulated
		Stock	Additional	Other	During The
	Common	Amount At	Paid In	Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Income (Loss)	Stage	Total
Balance, May 31, 2010	43,826,175	$43,826	$3,289,592	$(583)	$(3,658,757)	$(325,922)
Issuance of shares for cash pursuant to a private placement - at $0.10	20,000,000	20,000	1,980,000	-	-	2,000,000
Issuance of shares for finder's fee of private placement	752,500	752	(752)	-	-	-
Issuance of shares for execise of "C" warrants - at $0.18	801,666	802	143,498	-	-	144,300
Issuance of shares for services rendered	350,000	350	80,150	-	-	80,500
Stock-based compensation	-	-	1,692,526	-	-	1,692,526
Currency translation adjustment	-	-	-	1	-	1
Net loss for the period	-	-	-	-	(1,863,448)	(1,863,448)
Balance, May 31, 2011	65,730,341	$65,730	$7,185,014	$(582)	$(5,522,205)	$1,727,957

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended May 31, 2011 and 2010 and
for the period from July 27, 1994 (date of inception) to May 31, 2011

			July 27, 1994
			(Date of
			inception)
	Years ended May 31,		to May 31,
Stated in U.S. dollars	2011	2010	2011
Cash flows from operating activities
Net loss for the period	$(1,863,448)	$(213,704)	$(5,522,205)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock compensation expenses	1,692,526	91,704	2,646,248
Depreciation	103	407	9,402
Permit and engineering studies	-	-	150,000
Shareholder information and investor relations	80,500	-	100,947
Accounting, audit and legal fees	-	-	49,000
Translation adjustment	1	-	(105)

Changes in non-cash working capital items related to operations
GST/HST refundable	(3,917)	5,577	(7,917)
Prepaid expenses and other receivable	(75,175)	258	(53,634)
Accounts payable and accrued liabilities	28,761	60,971	570,757
Net cash used in operating activities	(140,649)	(54,787)	(2,057,507)

Cash flows from investing activities
Advance on investment	(55,945)	-	(205,945)
Additions to equipment	(1,414)	-	(10,760)
Net change in cash held in trust	(43,279)	55,287	(43,312)
Net cash flows used in investing activities	(100,638)	55,287	(260,017)

Cash flows from financing activities
Net proceeds on issuance of common stock	2,144,300	-	4,411,158
Amounts contributed by director	-	-	1,881
Net cash flows provided by financing activities	2,144,300	-	4,413,039

Net increase in cash	1,903,013	500	2,095,515
Cash - beginning of period	192,502	192,002	-
Cash - end of period	$2,095,515	$192,502	$2,095,515

Supplemental Information :
Cash paid for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash Transactions :
Issuance of shares for commission paid to broker for private placement	$75,250	$-	$147,646
Issuance of shares for services rendered	$80,500	$-	$171,500
Issuance of shares for settlement of accounts payable	$-	$-	$19,480
Issuance of share purchase warrants for finder's fee paid to broker for private placement	$-	$-	$11,477

See accompanying notes to consolidated financial statements

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011 (Stated in US Dollars)

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown as these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2011, the Company had not yet achieved profitable operations and has accumulated losses of $5,522,205 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

The consolidated financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Exploration Stage Company

The Company complies with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities” and Exchange Commission Act Guide 7 for its characterization of the Company as an exploration stage company.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011 (Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies – (cont’d)

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Micro Express Holdings Inc., Micro Express Ltd., Huyana Ventures Limited., Makaelo Holdings Inc., Makaelo Limited, and Silver Castle Investments Ltd. All inter-company transactions and account balances have been eliminated. The Company’s subsidiaries were all incorporated under the laws of the Territory of the British Virgin Islands on the following dates: Micro Express Holdings Inc. was incorporated on February 25, 2004; Micro Express Ltd. was incorporated on July 27, 1994; Huyana Ventures Limited was incorporated on August 18, 2004; Makaelo Holdings Inc. was incorporated on March 21, 2005, Makaelo Limited was incorporated on February 14, 2005, and Silver Castle Investments Ltd. was incorporated in Hong Kong on October 13, 2010.

Cash and Cash Equivalents

For the purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Mineral Properties

Costs of acquiring mineral properties are capitalized by the project area unless the mineral properties do not have proven reserves. Costs to maintain mineral rights and leases are expensed as incurred. When a property reaches the production state, the related capitalized costs are amortized using the unit of production method on the basis of annual estimates of ore reserves. Management reviews the carrying value of mineral properties at least annually and will recognize impairment in value based upon current exploration results, and any impairment or subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations. Mineral property exploration costs are expensed as incurred. Exploration activities conducted jointly with others are reflected at the Company’s proportionate interest in such activities. As at May 31, 2011 and 2010, the Company did not have proven or probable ore reserves.

Impairment of Long-lived Assets

In accordance with Financial Accounting Standards Board FASBASC Topic 360-10, “Property, Plant and Equipment - Overall”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Asset Retirement Obligations

The Company recognizes the fair value of a liability for an asset retirement obligation in the year in which it is incurred when a reasonable estimate of fair value can be made. The carrying amount of the related long-lived asset is increased by the same amount as the liability.

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation. The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. No asset retirement obligation was recognized at May 31, 2011 and 2010.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011 (Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies – (cont’d)

Equipment

Equipment is carried at cost and consists of computer equipment. Depreciation is provided on a straight-line basis over the useful life of the equipment being 3 years.

Income Taxes

The Company accounts for income taxes under the provisions of ASC Topic 740, “Income Taxes”. Under ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income taxes are provided using the liability method. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax base of an asset or liability is the amount attributed to that asset or liability for tax purposes. The effect on deferred taxes of a change in tax rates is recognized in income in the period of change. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of, the deferred tax assets will not be realized.

ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties accrued on unrecognized tax benefits within general and administrative expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in general and administrative expenses in the period that such determination is made. The tax returns for fiscal 2009, through 2011 are subject to audit or review by the US tax authority, where as fiscal 2005 through 2011 are subject to audit or review by the Canadian tax authority.

Fair Value of Financial Instruments

The Company applies the provisions of ASC 820, “Fair Value Measurements and Disclosures". ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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
May 31, 2011 (Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies – (cont’d)

The Company did not have any assets or liabilities stated at fair value utilizing Level 1, Level 2 or Level 3 inputs as at May 31, 2011.

The Company’s financial instruments consist of cash, cash held in trust, GST/HST receivables and accounts payable and accrued liabilities. The carrying values of the Company’s financial instruments approximate fair value due to the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Basic Loss per Share

The Company reports basic loss per share in accordance with the ASC Topic 260-10, “Earnings Per Share -Overall”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back any convertible preferred dividend and the after-tax amount of interest in the period associated with any convertible debt. The numerator is also adjusted for any other changes in income or loss that would result from the assumed conversion of these potential common shares. Common share equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net loss position at the calculation date. At May 31, 2011, the Company had 29,270,000 (2010 – 6,691,490) common share equivalents in respect to options and warrants. Because the Company incurred a loss, diluted loss per share is the same as basic loss per share.

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of May 31, 2011, the Company had no deposit in a bank beyond insured limits.

Comprehensive Loss

The Company reports comprehensive income (loss) in accordance with ASC Topic 220-10, “Comprehensive Income - Overall”. Comprehensive loss is comprised of foreign currency translation adjustments.

Foreign Currency Translation

Foreign currency transactions are translated into US dollars, the functional and reporting currency, by the use of the exchange rate in effect at the date of the transaction, in accordance with ASC Topic 830-20, “Foreign Currency Matters - Foreign Currency Translation”.

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
May 31, 2011 (Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies – (cont’d)

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718-10, Compensation -Stock Compensation – Overall. Under this application, the Company is required to record compensation expense, based on the fair value of the awards. In accordance with ASC 718-10, the compensation expense is amortized on a straight- line basis over the requisite service period which approximates the vesting period. ASC Topic 718-10 requires excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid.

The Company has elected to use the Black-Scholes option pricing model to determine the fair value of the options and the extension of the expiry dates of share purchase warrants previously granted. The Company has estimated the fair value of the options and share purchase warrants for the years ended May 31, 2011 and May 31, 2010 using the assumptions more fully described in Note 5(b) (c).

Comparative Figures

Certain comparative figures have been reclassified to conform to current year’s presentation.

Recent Accounting Pronouncements

Except as noted below, the Company has evaluated all recent accounting pronouncements and believes that none of them will have a material effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06 (ASU 2010-06), “Improving Disclosures about Fair Value Measurements”, which is included in the ASC in Topic 820 (Fair Value Measurements and Disclosures). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. ASU 2010-06 also requires disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-13, "Compensation - Stock Compensation (Topic 718)." This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. It is applicable to the Company’s fiscal year beginning June 1, 2011. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In December 2010, the FASB also issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” to clarify the reporting of pro forma financial information related to business combinations of public entities and expand certain supplemental pro forma disclosures. This guidance is effective prospectively for business combinations that occur on or after the beginning of the fiscal year beginning on or after December 15, 2010, with early adoption permitted. It is applicable to the Company’s fiscal year beginning June 1, 2011. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011 (Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies – (cont’d)

Recent Accounting Pronouncements – (cont’d)

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This ASU is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying U.S. GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. This ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of this ASU is not expected to have a significant impact on the Company’s fair value measurements, financial condition, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This ASU will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. Because this ASU impacts presentation only, it will have no effect on the Company's financial condition, results of operations or cash flows.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011 (Stated in US Dollars)

Note 3	Mineral Properties

Summary of mineral properties expenses for the cumulative period from date of inception (July 27, 1994) to May 31, 2011:

DXC
Salt Lake
Summary of mineral property expenditures	Property

From Date of Inception (July 27, 1994) to May 31, 2011

Balance, May 31, 2005	$-
Administrative	5,560
Consulting fees	46,629
Engineering studies	26,933
Feasibility study	29,080
Geophysical study	31,114
Legal fees	623
Topography measurement	32,266
Travel	30,953
Wages and benefits	33,601
Balance, May 31, 2006	236,759
Administrative	5,200
Consulting fees	134,580
Engineering studies	38,063
Mining permit	382,920
Topography measurement	15,001
Legal fees	9,695
Travel	53,262
Wages and benefits	35,687
Balance, May 31, 2007	911,167
Administrative	706
Consulting fees	60,548
Travel	5,456
Legal fees	11,566
Balance, May 31, 2008	989,443
Administrative	867
Consulting fees	27,890
Travel	16,959
Legal fees	7,008
Balance, May 31, 2009	1,042,167
Balance, May 31, 2010	1,042,167
Balance, May 31, 2011	$1,042,167

Not included in the table above was a total of $222,227 of costs incurred on other properties which were abandoned during the years ended May 31, 2006, 2007 and 2009.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011 (Stated in US Dollars)

Note 3	Mineral Properties – (cont’d)

a) Gaoping Phosphate Property

On October 18, 2010, the Company signed two agreements (the "Agreements") with Chenxi County Hongyu Mining Co. Ltd. ("Hongyu") and its shareholders ("Hongyu Shareholders") regarding the Gaoping phosphate mine (the "GP Property") located in Tanjiachang village, Chenxi County, Hunan Province, China and other phosphate resources in Hunan Province. Hongyu holds a business license and a mining permit in the GP Property which is in effect until November 10, 2014 and covers 42.5 hectares.

The Agreements also require an investment company to be incorporated in Hong Kong (the “Investment Company”) which will be owned 20% by the Hongyu Shareholders and 80% by the Company. The Investment Company will acquire 90% of Hongyu with the other 10% of Hongyu being transferred to the nominees of Sterling. Upon completion of this acquisition, Hongyu will become a Hong Kong / China joint venture company and within five business days of the approval of such joint venture company by the appropriate Chinese authorities, the Company will pay RMB 2,000,000 ($310,366) to the Hongyu Shareholders. During the acquisition phase, the Company will ensure that Hongyu’s net assets retain a minimum value of RMB 5,000,000 ($771,545). At any time when requested by the Company, the Hongyu Shareholders agree to sell their 20% interest in the Investment Company to the Company for the issuance of 10,000,000 common shares of the Company’s capital stock to them all subject to the rules and requirements of the US regulatory bodies bearing jurisdiction. If the Company does not complete taking over Hongyu through the Investment Company within three months after signing the Agreements, the Company shall pay RMB 200,000 to the Hongyu Shareholders as down payment.

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

On October 13, 2010, the Company incorporated the Investment Company called Silver Castle Investments Ltd. (“Silver Castle”) in Hong Kong. The acquisition of Hongyu is in process and the Company paid RMB 200,000 ($30,862) to the Hongyu shareholders as a down payment on December 14, 2010, the Company has also deferred $25,083 of legal fees related to the acquisition of Hongyu which was recorded as Advance on Investment as at May 31, 2011.

As of May 31, 2011, the Company has not incurred mineral property costs on this property.

See Note 8.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011 (Stated in US Dollars)

Note 3	Mineral Properties – (cont’d)

b) Dangxiongcuo Salt Lake Project

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

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011 (Stated in US Dollars)

Note 3	Mineral Properties – (cont’d)

b) Dangxiongcuo Salt Lake Project – (cont’d)

Upon the Agreement being effective and termination of the agreement dated September 16, 2005, the Company will be repaid RMB6,000,000 (approximately $875,000). As of May 31, 2011, the Company has received $nil in regards to this agreement.

Upon signing of this Agreement and subject to applicable regulatory approval, Monte Sea Shareholders shall subscribe for 5,000,000 units (the "Units") to be issued by the Company at $0.15 per Unit. Each Unit shall consist of one common share in the stock of the Company, and one warrant which shall entitle the Monte Sea shareholders to purchase one common share in the stock of the Company at $0.16 per share within two years from the date of the issuance of the Units. As of May 31, 2011, Monte Sea Shareholders have subscribed for nil units in regards to this agreement.

Subject to applicable regulatory approval, the Company shall cause 200,000,000 shares to be issued to the Monte Sea Shareholders within ten working days from the date transfer of the exploration license to the CJV is approved by the Chinese regulators, in exchange for all the shares then issued and outstanding in the stock of Monte Sea and held by Monte Sea Shareholders (the "Share Exchange"). The Share Exchange may be conducted and completed at an earlier date as long as the Company and Monte Sea Shareholders may agree in writing. This transaction would be accounted for as a reverse acquisition. As of May 31, 2011, the exploration license has not been transferred and no shares have been issued.

Subject to applicable regulatory approval, the Company shall cause 87,910,000 shares in the capital of the Company to be issued to the Monte Sea Shareholders at no additional cost, upon receipt by the CJV of a mining license and such other permits or approvals for the Property, permitting the full exploitation and development of the Property. As of May 31, 2011, no shares were issued in regards to this Agreement.

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

As of May 31, 2011, the Company has incurred a total of $1,042,167 in mineral property costs on this property.

The Company received verbal termination of the Agreement with Zhong Chuan in July 2009, as advised by third party legal counsel, at a meeting in Beijing, China. The Agreement, in effect, allows Zhong Chuan to terminate the Agreement if it pays the Company double the amount of funds paid by the Company to date to secure and develop the DXC Project. Zhong Chuan has not paid the required amount anticipated by the Agreement to date. The delay in payment has delayed the termination process. At this point, the termination is incomplete.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011 (Stated in US Dollars)

Note 4	Related Party Transactions

The Company was charged consulting fees for administrative, corporate, financial, engineering, and management services during the year ended May 31, 2011 totalling $23,840 (2010: $22,625) by companies controlled by a director of the Company.

The Company was charged rental fees included in general and administrative expense during the year ended May 31, 2011 totalling $1,091 (2010: $12,847) by a company controlled by a director of the Company.

Cash held in trust at May 31, 2011 includes $43,312 (2010: $33) held in trust by a director of the Company for Company related expenses.

Included in accounts payable and accrued liabilities is $524,233 (2010: $509,990) which was due to companies controlled by the directors of the Company for their services provided.

These transactions were measured at the exchange amount which represented the amount of consideration established and agreed to by the related parties.

Note 5	Capital Stock

a) Capital Stock

During the year ended May 31, 2004 and 2005, the Company completed a private placement of 3,716,000 units at $0.50 per unit for total proceeds of $1,858,000. Each unit consists of one common share and one share purchase warrant entitling the holder the right to purchase one common share at $0.75 per share, expiring on February 16, 2006 (the Series “A” Share Purchase Warrants). Upon exercise of the “A” share purchase warrant, an additional share purchase warrant will be granted at $1.00 per share, expiring February 16, 2007 (the Series “B” Share Purchase Warrants). An additional 101,500 units were issued as finders’ fees.

On December 18, 2004, the Company issued 100,000 shares with a fair value of $42,000 to a consultant for investor relations services for a period of one year.

During the year ended May 31, 2007, the Company completed a private placement of 2,750,300 units at $0.15 per unit for total proceeds of $412,545. Each unit consists of one common share and one share purchase warrant entitling the holder the right to purchase one common share at $0.18 per share expiring on December 29, 2006 (the Series “C” Share Purchase Warrants). An additional 123,690 units were issued as finders’ fees.

During the year ended May 31, 2008, the Company issued 324,685 common shares at $0.06 per share to settle accounts payable of $19,480.

During the year ended May 31, 2011, the Company completed a private placement of 20,000,000 units at $0.10 per unit for total proceeds of $2,000,000. Each unit consists of one common share and one share purchase warrant entitling the holder the right to purchase one common share at $0.15 per share expiring on January 31, 2012 (the Series “D” Share Purchase Warrants). An additional 752,500 units were issued as finders’ fees.

On May 25, 2011, the Company issued 350,000 shares at a quoted market price of $0.23 each to a consultant for its services.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011 (Stated in US Dollars)

Note 5	Capital Stock - (cont’d)

b) Stock Options

On April 27, 2011, the Company granted 4,700,000 stock options to employees and consultants at an exercise price of $0.25 each expiring on February 3, 2019. The options were vested immediately.

During the year ended May 31, 2010, no stock options were granted or exercised.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

2011
Risk free interest rate	2.74%
Expected life of options in years	7.83 years
Expected volatility	238.7%
Dividend per share	$0.00

During the year ended May 31, 2011, the weighted average fair value of options granted was $0.25 per share. The Company recognized a total stock based compensation expense of $1,175,000 for options granted and vested using the Black-Scholes option pricing model.

At May 31, 2011, there were 4,700,000 stock options (2010: nil) outstanding and exercisable with an exercise price at $0.25 each expiring on February 3, 2019.

c) Share Purchase Warrants

Changes in share purchase warrants for the years ended May 31, 2011 and 2010 are summarized as follows:

		Average
	Number of	exercise
	shares	price

Balance, May 31, 2010	6,691,490	$0.363
Granted	20,752,500	0.150
Exercised	(801,666)	0.180
Expired	(2,072,324)	0.180
Balance, May 31, 2011	24,570,000	$0.204

Share purchase warrants outstanding at May 31, 2011:

Series	Number	Price	Expiry Date
"A"	3,817,500	$ 0.50	February 16, 2012
"D"	20,752,500	$ 0.15	January 31, 2012
	24,570,000

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011 (Stated in US Dollars)

Note 5	Capital Stock - (cont’d)

c) Share Purchase Warrants - (cont’d)

Each Series “A” warrant entitles the holder thereof the right to purchase one common share at $0.50 per share expiring on the earlier of:

1)February 16, 2008; or
2)The 30th day after the day on which the weighted average trading price of the Company's shares exceeds $0.80 per share for 20 consecutive trading days.

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

On February 6, 2009, the Company re-extended the expiry date of 3,817,500 Series “A” Share Purchase Warrants from February 16, 2009 to February 16, 2010. The exercise price of the warrants remains unchanged at $0.50 per share. The additional fair value of the 3,817,500 extended life Series “A” Share Purchase Warrants was estimated at $35,593 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 223.36%, risk free interest rates of 0.82% and expected life of one year.

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

On February 14, 2011, the Company re-extended the expiry date of 3,817,500 Series "A" Share Purchase Warrants from February 16, 2011 to February 16, 2012. The exercise price of the warrants remains unchanged at $0.50 per share. The additional fair value of the 3,817,500 extended life Series “A” Share Purchase Warrants was estimated at $517,526 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 201%, risk free interest rates of 0.29% and expected life of one year.

On February 7, 2008, the Company extended the expiry date of the 2,873,990 Series “C” Share Purchase Warrants from February 29, 2008 to February 27, 2009. The exercise price of the warrants remained unchanged at $0.18 per share. The additional fair value of the 2,873,990 extended life Series “C” Share Purchase Warrants was estimated at $156,536 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 222.09%, risk-free interest rates of 2.08% and expected life of one year.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011 (Stated in US Dollars)

Note 5	Capital Stock - (cont’d)

c) Share Purchase Warrants – (cont’d)

On February 6, 2009, the Company re-extended the expiry date of 2,873,990 Series "C" share purchase Warrants from February 27, 2009 to February 26, 2010. The exercise price of the warrants remains unchanged at $0.18 per share. The Series "C" Share Purchase Warrants were originally issued in September 2006 pursuant to a private placement commenced in August 2006. The additional fair value of the 2,873,990 extended life Series “C” Share Purchase Warrants was estimated at $48,259 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 244.01%, risk-free interest rates of 0.82% and expected life of one year.

On February 12, 2010, the Company re-extended the expiry date of 2,873,990 the Series "C" share purchase Warrants from February 26, 2010 to February 16, 2011. The exercise price of the warrants remains unchanged at $0.18 per share. The additional fair value of the 2,873,990 extended life Series “C” Share Purchase Warrants was estimated at $47,421 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 244%, risk-free interest rates of 0.56% and expected life of one year.

During the year ended May 31, 2011, 801,666 Series "C" Share Purchase Warrants with an exercise price of $0.18 per share were exercised for gross proceeds of approximately $144,300. On February 16, 2011, the remaining Series "C" Share Purchase Warrants expired unexercised.

Note 6	Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies through amounts held in China in RMB:
- Cash held in trust $43,312 (2010 - $33)

The Company is exposed to fluctuations in foreign currencies through amounts held in Canada in CAD:
- Cash $42,891 (2010 - $105,544)

Note 7	Deferred Tax Assets

The Company's income tax expense for the years ended May 31, 2011 and 2010 differed from the United States statutory rates:

	2011	2010

Effective tax rate	35%	35%

Statutory rate applied to loss before income taxes	$(652,200)	$(74,800)
Increase in income taxes resulting from:
Foreign income taxed at other than US statutory rates	1,800	1,600
Non-deductible expenses	-	-
Permanent differences	300	32,100
Other	(63,000)
Change in valuation allowance	713,100	41,100
Income tax expense	$-	$-

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011 (Stated in US Dollars)

Note 7	Deferred Tax Assets – (cont’d)

The significant components of the Company’s deferred tax assets are as follows:

	2011	2010
Deferred income tax assets (liability)
Equipment	$3,600	$3,600
Mineral property and related deferred explorations	-	520,600
Stock based compensation	624,500	-
Net operating losses	1,009,900	400,700
	1,638,000	924,900
Valuation allowance	(1,638,000)	(924,900)
	$-	$-

At May 31, 2011, the Company has incurred accumulated net operating losses totaling approximately $2,891,000 (2010: $2,721,000) which are available to reduce taxable income in future taxation years.

If not utilized to reduce future taxable income, the Company’s net operating loss carryforwards will expire as follows:

2022	7,000
2023	20,000
2024	159,000
2025	819,000
2026	461,000
2027	864,000
2028	107,000
2029	162,000
2030	122,000
2031	170,000
$2,891,000

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

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011 (Stated in US Dollars)

Note 8	Subsequent Event

Subsequent to the year ended May 31, 2011, the Company has received all required approvals from Chinese authorities for the completion of its acquisition of Hongyu pursuant to the Agreements dated October 18, 2010. 10,000,000 shares of the Company’s common stock have been issued and the balance of RMB 1,800,000 Yuan ($279,504) was paid to the Hongyu shareholders as consideration for the acquisition. The Company through its wholly owned subsidiary, Silver Castle Investments Ltd. holds 90% of Hongyu with other 10% of Hongyu held by the nominees of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures:

The management of the Company has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period of the report, May 31, 2011 and has concluded that the disclosure controls, and procedures was effective based upon their evaluation as of the evaluation date.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company's internal controls over financial reporting as defined in Rules 13a-15(e) or 240.15d -15(e) of the Securities Exchange Act of 1934, as amended, as of May 31, 2011. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's internal controls over financial reporting are effective.

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected / Appointed
Richard Shao	President, Director, CFO	48	January 21, 2004
Raoul Tsakok	Chairman of the Board, CEO	61	January 21, 2004
Gerald Runolfson	Director	69	April 5, 2004
Robert Smiley	Director	67	June 6, 2007

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

Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of Mr. Raoul Tsakok, Mr. Richard Shao and Mr. Robert Smiley. During the year ended May 31, 2011, the audit committee met six times. A copy of our audit committee charter is filed as an exhibit to the Form 10-K on August 28, 2009.

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

ITEM 11. EXECUTIVE COMPENSATION

(a) Officers' Compensation.

Compensation paid by the Company for all services provided up to the fiscal years ended May 31, 2011 and 2010 to each of the executive officers and to all officers as a group is set forth below.

SUMMARY COMPENSATION TABLE OF EXECUTIVES
(For fiscal years ended May 31, 2011 and 2010)

		Cash Compensation			Security Grants	TOTAL ($)
Name and Principal Position	Year ended May 31,	Salary ( $) (1)	Bonus ($)	All Other Compensation ( $) (2)	Option Awards ($)(3)
Richard Shao President	2010	0	0	0	0	0
	2011	0	0	0	50,000	50,000
Raoul Tsakok Chairman	2010	0	0	0	0	0
	2011	0	0	0	50,000	50,000
Kathy Wang Secretary	2010	0	0	22,625	0	22,625
	2011	0	0	23,840	75,000	98,840
Officers as A Group	2010	0	0	22,625	0	22,625
	2011	0	0	23,840	175,000	198,840

(1)	Executive officers did not receive any salary during the fiscal years ended May 31, 2011 or 2010.
(2)	The amounts listed under the Column entitled “All other Compensation” in the “Summary Compensation Table” related to consulting fees earned during the period reported.
(3)	Please refer Note 5(b) to the financial statements included herein.

(b) Directors' Compensation

Directors who are also officers receive no cash compensation for services as a director. However, the directors will be reimbursed for out-of-pocket expenses incurred in connection with attendance at board and committee meetings. The Company granted options to directors under its 2004 Incentive Stock Option Plan subsequently adopted.

SUMMARY COMPENSATION TABLE OF DIRECTORS
(For fiscal years ended May 31, 2011 and 2010)

		Cash Compensation			Security Grants		TOTAL ($)
Name and Principal Position	Year ended May 31,	Annual Retainer Fees ($)	Meeting Fees ($)	Consulting Fees/ Other Fees ( $)	Option Awards ($)(1)	All Other Compensation ($)
Raoul Tsakok Director	2010	0	0	0	0	0	0
	2011	0	0	0	150,000	0	150,000
Richard Shao Director	2010	0	0	0	0	0	0
	2011	0	0	0	150,000	0	150,000
Gerald Runolfson Director	2010	0	0	0	0	0	0
	2011	0	0	0	150,000	0	150,000
Robert G. Smiley Director	2010	0	0	0	0	0	0
	2011	0	0	0	150,000	0	150,000
Directors as a Group	2010	0	0	0	0	0	0
	2011	0	0	0	600,000	0	600,000

(1)	Please refer Note 5(b) to the financial statements included herein.

During the year ended May 31, 2011, we granted 3,100,000 stock options to our directors or officers. The options are granted at an exercise price of $0.25 per share and expiring on February 3, 2019.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
(For fiscal years ended May 31, 2011 and 2010)

Name	Number of securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Unvested Shares (#)	Market Value of Unvested Shares ($)	Number of Unearned Unvested Shares (#)	Market Value of Unearned Unvested Shares ($)
Richard Shao President	800,000	0	0	$0.25	Feb 3, 2019	0	0	0	0
Raoul Tsakok Chairman	800,000	0	0	$0.25	Feb 3, 2019	0	0	0	0
Kathy Wang Secretary	300,000	0	0	$0.25	Feb 3, 2019	0	0	0	0
Gerald Runolfson Director	600,000	0	0	$0.25	Feb 3, 2019	0	0	0	0
Robert G. Smiley Director	600,000	0	0	$0.25	Feb 3, 2019	0	0	0	0
Total	3,100,000	0	0			0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 22, 2011, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated. As of August 22, 2011, there were 75,730,341 common shares issued and outstanding.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class(2)
Common stock	Raoul Tsakok	15,800,000 (3) (5)	20.86%
Common stock	Richard Shao	4,800,000 (5)	6.34%
Common stock	Gerald Runolfson	2,000,000 (4)(6)	2.64%
Common stock	Robert Smiley	600,000 (6)	0.79%
	TOTAL	23,200,000	30.63%

(1)	The address of each beneficial owner is 308 – 1228 Marinaside Cr., Vancouver, BC V6Z 2W4 Canada
(2)

Based on 75,730,341 shares outstanding as of August 22, 2011 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

(3)	15,000,000 common shares held through Cobilco Inc., a company 100% owned by Mr. Tsakok.
(4)	Includes 800,000 common shares and 300,000 “A” warrants, and 300,000 “B” warrants held through Elkon Products Inc., a company 100% owned by Mr. Runolfson
(5)	Includes 800,000 stock options.
(6)	Includes 600,000 stock options.

Changes in Control

As of August 22, 2011, management had no knowledge of any arrangements which may at a subsequent date result in a change in control of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

BDO Canada LLP (“BDO”) provided audit services to the Company in connection with its annual report for the fiscal years ended May 31, 2011 and May 31, 2010. The aggregate fees billed by BDO for the May 31, 2011 year ended audit and the fiscal year 2011 quarterly reviews of the Company was $46,195. The aggregate fees billed by BDO for the May 31, 2010 year ended audit and the fiscal year 2010 quarterly reviews of the Company was $37,838.

Audit Related Fees

No fees were billed by BDO to the Company for professional services that are reasonably related to the audit or review of the Company's financial statements that are not disclosed in "Audit Fees" above.

Tax Fees

No fees were billed by BDO to the Company in the years ended May 31, 2011 and 2010 for professional tax services.

All Other Fees

No fees were billed by BDO to the Company for other professional services rendered or any other services not disclosed above during the years ended May 31, 2011 and 2010.

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

A list of the exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index beginning on page 52 of this report. Those exhibits incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. Otherwise, the exhibits are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING GROUP VENTURES, INC.

(Registrant)
By:	/s/ Richard Shao
Richard Shao, President and Chief Financial Officer
Date: August 25, 2011

By:	/s/ Raoul Tsakok
Raoul Tsakok, Chairman and Chief Executive Officer
Date: August 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard Shao
Richard Shao, President and Chief Financial Officer
Date: August 25, 2011

By:	/s/ Raoul Tsakok
Raoul Tsakok, Chairman and Chief Executive Officer
Date: August 25, 2011

Index of Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of the Company, (filed as Exhibit 3.1 to the Company's Registration Statement on Form SB-2 filed on July 26, 2002, and incorporated herein by reference).
3.2	Bylaws of the Company (filed as Exhibit 3.2 to the Company's Registration Statement on Form SB-2 filed on July 26, 2002, and incorporated herein by reference).
4.1	Specimen stock certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form SB-2 filed on July 26, 2002, and incorporated herein by reference).
10.1	Acquisition Agreement between the Company and Micro Express Ltd., dated January 20, 2004. (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on January 29, 2004, and incorporated herein by reference).
10.2	Joint Venture Contract between Micro Express Ltd. (the Company’s wholly subsidiary) and Sichuan Province Mining Ltd., dated April 5, 2005 (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on April 11, 2005, and incorporated herein by reference).
10.3	Agreement for Development of DXC Salt Lake Property between Micro Express Holdings Inc. (the Company’s wholly subsidiary) and Beijing Mianping Salt Lake Research Institute, dated September 16, 2005 (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on September 21, 2005, and incorporated herein by reference).
10.4	Agreement for Termination of Joint Venture between Micro Express Ltd. and Sichuan Province Mining Ltd., dated March 3, 2006 (Filed as Exhibit 10.1 to the Company's current report on Form 8- K filed on March 6, 2006, and incorporated herein by reference).
10.5	Agreement between the Company, Zhong Chuan International Mining Holding Co., Ltd., and shareholders of Monte Sea Holdings Ltd., dated July 8, 2008 (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on July 15, 2008, and incorporated herein by reference).
10.6	Agreement between the Company, Hongyu Mining Co., Ltd. , and the shareholders of Hongyu Mining Co., Ltd., dated October 18, 2010 (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on October 21, 2010, and incorporated herein by reference).
10.7	Letter of Intent between the Company and Shimen County Merchants Bureau, dated November 10, 2010 (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on November 16, 2010, and incorporated herein by reference).
14.1	Code of Ethics. (Filed as Exhibit 14.1 to the Company's annual report on Form 10-K filed on August 28, 2009, and incorporated herein by reference).
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
99.1	Audit Committee Charter. (Filed as Exhibit 99.1 to the Company's annual report on Form 10-K filed on August 28, 2009, and incorporated herein by reference).