Form 10-Q
period 2011-08-31
STERLING GROUP VENTURES INC
filed 2011-10-17
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended August 31, 2011.

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 14, 2011.

Title of each class	Number of shares
Common Stock, par value $0.001 per share	75,730,341

STERLING GROUP VENTURES, INC.
FORM 10-Q
INDEX

		Page

PART I - FINANCIAL INFORMATION		3

Item 1.	Financial Statements (unaudited)	3

	Interim Consolidated Balance Sheets of Sterling Group Ventures, Inc. at August 31, 2011 (unaudited) and May 31, 2011	3

	Unaudited Interim Consolidated Statements of Operations for the three months ended August 31, 2011 and 2010 and for the Period from July 27, 1994 (Date of Inception) to August 31, 2011.	4

	Unaudited Interim Consolidated Statements of Stockholders' Equity (Capital Deficit) for the period from July 27, 1994 (Date of Inception) to August 31, 2011 ..	5-6

	Unaudited Interim Consolidated Statements of Cash Flows for the three months ended August 31, 2011 and 2010 and for the Period from July 27, 1994 (Date of Inception) to August 31, 2011	7

	Notes to the Unaudited Interim Consolidated Financial Statements	8-17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls And Procedures	23

PART II - OTHER INFORMATION		19

Item 1.	Legal Proceedings	23

Item 1A	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	(Removed and Reserved)	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signatures		27

Index to Exhibits		28

PART I - FINANCIAL INFORMATION

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
August 31, 2011 and May 31, 2011

	August 31,	May 31,
Stated in U.S. dollars	2011	2011
	(unaudited)	(audited)
ASSETS

Current Assets
Cash	$1,734,729	$2,095,515
Cash held in trust - Note 4	30,302	43,312
GST/HST receivable	5,289	7,917
Prepaid expenses and other receivable	12,020	75,187
Total current assets	1,782,340	2,221,931

Advance on investment - Note 3(a)	-	55,945
Equipment	1,862	1,358
Environmental deposit - Note 3(a)	123,808
Mineral Properties - Note 3(a)	3,148,740	-

Total Assets	$5,056,750	$2,279,234

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and other accrued liabilities - Note 4	$539,208	$551,277

Deferred income tax liability - Note 3(a)	732,687	-
	1,271,895	551,277
Stockholders' Equity
Common Stock : $0.001 Par Value - Note 5 Authorized : 500,000,000 Issued and Outstanding : 75,730,341 (2011: 65,730,341)	75,730	65,730
Additional Paid In Capital - Note 5(c)	9,375,014	7,185,014
Accumulated Other Comprehensive Income (Loss)	(582)	(582)
Deficit accumulated during the exploration stage	(5,665,307)	(5,522,205)
Total Stockholders' Equity	3,784,855	1,727,957

Total Liabilities and Stockholders' Equity	$5,056,750	$2,279,234

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended August 31, 2011 and 2010 and
for the period from July 27, 1994 (date of inception) to August 31, 2011
(unaudited)

			July 27, 1994
			(Date of
			inception)
	Three months ended August 31,		to August 31,
Stated in U.S. dollars	2011	2010	2011

Expenses
Accounting, audit, legal and professional fees	$32,566	$29,058	$542,967
Bank charges	339	189	2,804
Consulting fees - Note 4	6,874	5,640	744,708
Depreciation	175	47	9,577
Filing fees and transfer agent	4,356	3,503	53,045
Foreign exchange gain	(9,050)	(3,978)	(14,207)
General and administrative - Note 4	1,429	1,706	125,400
Mineral property costs - Note 3	15,111	-	1,279,505
Printing and mailing	5,000	-	21,883
Shareholder information and investor relations	77,863	-	156,391
Stock-based compensation - Note 5 (b) (c)	-	-	2,646,248
Travel and entertainment	8,543	-	155,014
Recovery of doubtful collection	-	-	(272,358)
Allowance for doubtful collection	-	-	246,708

	(143,206)	(36,165)	(5,697,685)

Other item
Interest income	104	18	32,378

Net loss for the period	$(143,102)	$(36,147)	$(5,665,307)

Currency translation adjustment	-	-	(582)

Comprehensive loss for the period	$(143,102)	$(36,147)	$(5,665,889)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	71,925,993	43,826,175

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
For the period from July 27, 1994 (date of inception) to August 31, 2011
(unaudited)

					Deficit
				Accumulated	Accumulated
		Stock	Additional	Other	During The
	Common	Amount At	Paid In	Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Income (Loss)	Stage	Total

Balance, July 27, 1994 (Date of inception)	-	$-	$-	$-	$-	$-
Common stock	1	1	-	-	-	1
Amount contributed by director	-	-	1,881	-	-	1,881
Net loss for the periods	-	-	-	-	(7,902)	(7,902)
Balance, May 31, 2001	1	$1	$1,881	$-	$(7,902)	$(6,020)
Net loss of the year	-	-	-	-	(1,860)	(1,860)
Balance, May 31, 2002	1	$1	$1,881	$-	$(9,762)	$(7,880)
Net loss of the year	-	-	-	-	(1,360)	(1,360)
Balance, May 31, 2003	1	$1	$1,881	$-	$(11,122)	$(9,240)
Reverse acquisition	(1)	(1)	(1,881)	-	-	(1,882)
Issuance of common shares for reverse acquisition	25,000,000	25,000	(23,119)	-	-	1,881
Outstanding common shares of Company prior to acquisition	11,360,000	11,360	(10,883)	(583)	-	(106)
Issuance of shares for cash pursuant to a private placement - at $0.50	1,766,000	1,766	881,234	-	-	883,000
Stock-based compensation	-	-	368,641	-	-	368,641
Net loss of the year	-	-	-	-	(527,446)	(527,446)
Balance, May 31, 2004	38,126,000	$38,126	$1,215,873	$(583)	$(538,568)	$714,848
Issuance of shares for cash pursuant to a private placement - at $0.50	1,950,000	1,950	973,050	-	-	975,000
Issuance of shares for finder's fee of private placement	101,500	102	50,648	-	-	50,750
Finders' fees	-	-	(50,750)	-	-	(50,750)
Issuance of shares for services rendered	100,000	100	41,900	-	-	42,000
Net loss of the year	-	-	-	-	(818,954)	(818,954)
Balance, May 31, 2005	40,277,500	$40,278	$2,230,721	$(583)	$(1,357,522)	$912,894
Net loss for the year	-	-	-	-	(461,201)	(461,201)
Balance, May 31, 2006	40,277,500	$40,278	$2,230,721	$(583)	$(1,818,723)	$451,693
Issuance of shares for cash pursuant to a private placement - at $0.15	2,750,300	2,750	409,795	-	-	412,545
Issuance of shares for finder's fee of private placement	123,690	124	21,522	-	-	21,646
Finders' fees	-	-	(21,646)	-	-	(21,646)
Share issuance costs	-	-	(3,687)	-	-	(3,687)
Issuance of shares for services rendered	350,000	350	48,650	-	-	49,000
Net loss for the year	-	-	-	-	(864,485)	(864,485)
Balance, May 31, 2007	43,501,490	$43,502	$2,685,355	$(583)	$(2,683,208)	$45,066
Issuance of shares for services rendered at $0.06	324,685	324	19,156	-	-	19,480
Revaluation of share purchase warrants	-	-	409,525	-	-	409,525
Net loss for the year	-	-	-	-	(516,440)	(516,440)
Balance, May 31, 2008	43,826,175	$43,826	$3,114,036	$(583)	$(3,199,648)	$(42,369)
Revaluation of share purchase warrants	-	-	83,852	-	-	83,852
Net loss for the year	-	-	-	-	(245,405)	(245,405)
Balance, May 31, 2009	43,826,175	$43,826	$3,197,888	$(583)	$(3,445,053)	$(203,922)
Revaluation of share purchase warrants	-	-	91,704	-	-	91,704
Net loss for the year	-	-	-	-	(213,704)	(213,704)
Balance, May 31, 2010	43,826,175	$43,826	$3,289,592	$(583)	$(3,658,757)	$(325,922)

See accompanying notes to consolidated financial statements

				Accumulated	Accumulated
		Stock	Additional	Other	During The
	Common	Amount At	Paid In	Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Income (Loss)	Stage	Total
Balance, May 31, 2010	43,826,175	$43,826	$3,289,592	$(583)	$(3,658,757)	$(325,922)
Issuance of shares for cash pursuant to a private placement - at $0.10	20,000,000	20,000	1,980,000	-	-	2,000,000
Issuance of shares for finder's fee of private placement	752,500	752	(752)	-	-	-
Issuance of shares for execise of "C" warrants - at $0.18	801,666	802	143,498	-	-	144,300
Issuance of shares for services rendered	350,000	350	80,150	-	-	80,500
Stock-based compensation	-	-	1,692,526	-	-	1,692,526
Currency translation adjustment	-	-	-	1	-	1
Net loss for the period	-	-	-	-	(1,863,448)	(1,863,448)
Balance, May 31, 2011	65,730,341	$65,730	$7,185,014	$(582)	$(5,522,205)	$1,727,957
Issuance of shares for acquisition of the subsidiary - at $0.22	10,000,000	10,000	2,190,000	-	-	2,200,000
Net loss for the period	-	-	-	-	(143,102)	(143,102)
Balance, August 31, 2011	75,730,341	$75,730	$9,375,014	$(582)	$(5,665,307)	$3,784,855

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended August 31, 2011 and 2010 and
for the period from July 27, 1994 (date of inception) to August 31, 2011
(unaudited)

			July 27, 1994
			(Date of
			inception)
	Three months ended August 31,		to August 31,
Stated in U.S. dollars	2011	2010	2011
Cash flows from operating activities
Net loss for the period	$(143,102)	$(36,147)	$(5,665,307)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock compensation expenses	-	-	2,646,248
Depreciation	175	47	9,577
Permit and engineering studies	-	-	150,000
Shareholder information and investor relations	-	-	100,947
Accounting, audit and legal fees	-	-	49,000
Unrealized FV adjustment on cash	(6,205)	(162)	(6,310)

Changes in non-cash working capital items related to operations
GST/HST refundable	2,628	408	(5,289)
Prepaid expenses and other receivable	63,167	-	9,533
Accounts payable and accrued liabilities	(12,069)	24,094	558,688
Net cash used in operating activities	(95,406)	(11,760)	(2,152,913)

Cash flows from investing activities
Advance on investment	-	-	(205,945)
Additions to equipment	(679)	-	(11,439)
Additions to mineral properties	(279,576)	-	(279,576)
Net change in cash held in trust	13,010	(1)	(30,302)
Net cash flows used in investing activities	(267,245)	(1)	(527,262)

Cash flows from financing activities
Net proceeds on issuance of common stock	-	-	4,411,158
Amounts contributed by director	-	-	1,881
Net cash flows provided by (used in) financing activities	-	-	4,413,039

Foreign exchange effect on cash	1,865	162	1,865

Net increase (decrease) in cash	(360,786)	(11,599)	1,734,729
Cash - beginning of period	2,095,515	192,502	-
Cash - end of period	$1,734,729	$180,903	$1,734,729

Supplemental Information :
Cash paid for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash Transactions :
Issuance of shares for commission paid to broker for private placement	$-	$-	$147,646
Issuance of shares for services rendered	$-	$-	$171,500
Issuance of shares for settlement of accounts payable	$-	$-	$19,480
Issuance of share purchase warrants for finder's fee paid to broker for private placement	$-	$-	$11,477
Issuance of shares for acquisition of the subsidiary	$2,200,000	$-	$2,200,000

See accompanying notes to consolidated financial statements

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011
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

Sterling Group Ventures Inc. (the “Company”) is in the exploration stage. The Company has entered into joint venture agreements to explore and develop mineral properties located in China and has not yet determined whether these properties contain reserves that are economically recoverable. The recoverability of amounts from these properties will be dependent upon the discovery of economically recoverable reserves, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the joint venture agreements and to complete the development of the properties and upon future profitable production or proceeds from the sale thereof.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown as these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At August 31, 2011, the Company had not yet achieved profitable operations and has accumulated losses of $5,665,307 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Micro Express Holdings Inc., Micro Express Ltd., Huyana Ventures Limited, Makaelo Holdings Inc., Makaelo Limited, Silver Castle Investments Limited (“Silver Castle”) and its 100% controlled subsidiary, Chenxi County Hongyu Mining Co. Ltd. ("Hongyu"). All inter-company transactions and account balances have been eliminated.

Note 2	Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the Company’s consolidated financial statements.

On June 1, 2011, the Company adopted ASU 2010-13, "Compensation - Stock Compensation (Topic 718)” issued by FASB. This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The adoption of ASU 2010-13 did not have a material effect on its consolidated financial statements.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011
(Stated in US Dollars)
(Unaudited)

Note 2	Recent Accounting Pronouncements – (cont’d)

On June 1, 2011, the Company adopted ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” issued by FASB to clarify the reporting of pro forma financial information related to business combinations of public entities and expand certain supplemental pro forma disclosures. The adoption of ASU 2010-29 did not have a material effect on its consolidated financial statements.

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

Summary of mineral properties expenses for the cumulative period from date of inception (July 27, 1994) to August 31, 2011 were incurred and accounted for in the statement of operations:

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011
(Stated in US Dollars)
(Unaudited)

	DXC	Gaoping
	Salt Lake	Phosphate
Summary of mineral property expenditures	Property	Property	Total

From Date of Inception (July 27, 1994) to August 31, 2011

Balance, May 31, 2005	$-		$-
Administrative	5,560	-	5,560
Consulting fees	46,629	-	46,629
Engineering studies	26,933	-	26,933
Feasibility study	29,080	-	29,080
Geophysical study	31,114	-	31,114
Legal fees	623	-	623
Topography measurement	32,266	-	32,266
Travel	30,953	-	30,953
Wages and benefits	33,601	-	33,601
Balance, May 31, 2006	236,759	-	236,759
Administrative	5,200	-	5,200
Consulting fees	134,580	-	134,580
Engineering studies	38,063	-	38,063
Mining permit	382,920	-	382,920
Topography measurement	15,001	-	15,001
Legal fees	9,695	-	9,695
Travel	53,262	-	53,262
Wages and benefits	35,687	-	35,687
Balance, May 31, 2007	911,167	-	911,167
Administrative	706	-	706
Consulting fees	60,548	-	60,548
Travel	5,456	-	5,456
Legal fees	11,566	-	11,566
Balance, May 31, 2008	989,443	-	989,443
Administrative	867	-	867
Consulting fees	27,890	-	27,890
Travel	16,959	-	16,959
Legal fees	7,008	-	7,008
Balance, May 31, 2009	1,042,167	-	1,042,167
Balance, May 31, 2010	1,042,167	-	1,042,167
Balance, May 31, 2011	1,042,167	-	1,042,167
Administrative	-	403	403
Consulting fees	-	7,768	7,768
Travel	-	6,940	6,940
Balance, August 31, 2011	$1,042,167	$15,111	$1,057,278

Not included in the table above was a total of $222,227 of costs incurred on other properties which were abandoned during the years ended May 31, 2006, 2007 and 2009.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011
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

The Agreements also require an investment company to be incorporated in Hong Kong (the “Investment Company”) which will be owned 20% by the Hongyu Shareholders and 80% by the Company. The Investment Company will acquire 90% of Hongyu with the other 10% of Hongyu being transferred to the nominees of the Company. Upon completion of this acquisition, Hongyu will become a Hong Kong / China joint venture company and within five business days of the approval of such joint venture company by the appropriate Chinese authorities, the Company will pay RMB 2,000,000 ($310,366) to the Hongyu Shareholders. During the acquisition phase, the Company will ensure that Hongyu’s net assets retain a minimum value of RMB 5,000,000 ($771,545). At any time when requested by the Company, the Hongyu Shareholders agree to sell their 20% interest in the Investment Company to the Company for the issuance of 10,000,000 common shares of the Company’s capital stock to them all subject to the rules and requirements of the US regulatory bodies bearing jurisdiction. If the Company does not complete taking over Hongyu through the Investment Company within three months after signing the Agreements, the Company shall pay RMB 200,000 to the Hongyu Shareholders as down payment.

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

On October 13, 2010, the Company incorporated the Investment Company called Silver Castle Investments Ltd. (“Silver Castle”) in Hong Kong. The Company paid RMB 200,000 ($30,862) to the Hongyu shareholders as a down payment on December 14, 2010. The Company received all required approvals from Chinese authorities for the completion of its acquisition of Hongyu pursuant to the Agreements dated October 18, 2010. On July 5, 2011, the Company issued 10,000,000 shares to the Hongyu Shareholders with the closing market price of the shares at $0.22 for acquiring the remaining 20% equity interest in Silver Castle from the Hongyu Shareholders. The Company also paid the remaining RMB1,800,000 ($279,576) to Hongyu Shareholders on July 8, 2011 for completion of the transaction. The Company effectively controls 100% of Hongyu through its wholly owned subsidiary, Silver Castle Investments Ltd. which holds 90% of Hongyu with the other 10% held by the nominees of the Company.

The acquisition was treated as an acquisition of assets rather than a business combination because Hongyu does not constitute a business according to the definition of business under FASB ASC Topic 805 “Business Combinations”. The acquisition is accounted for based on the cash paid and quoted market price of the Company’s common shares issued as part of the transaction.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011
(Stated in US Dollars)
(Unaudited)

Note 3	Mineral Properties – (cont’d)

a) Gaoping Phosphate Property – (cont’d)

There were no liabilities assumed during the acquisition. Details of the purchase consideration and net assets acquired are as follows:

Purchase price:
Cash consideration	$310,438
Common shares (1)	2,200,000
Transaction costs	$27,749
$2,538,187
Allocated to:
Environmental deposit	$122,134
Mineral property	3,148,740
Deferred tax liability	(732,687)
$2,538,187

(1)

Consideration paid consisted of an aggregate cash payment of RMB2,000,000 ($310,438) and issuance of 10,000,000 shares of common stock at $0.22 per share which was the closing price of the Company’s shares on the date of acquisition.

Incurred in connection with the acquisition were transaction costs of $27,749 which were included as part of the purchase consideration.

As of August 31, 2011, the Company has incurred mineral property costs of $15,111 on this property which have been expensed to the statement of operations.

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
August 31, 2011
(Stated in US Dollars)
(Unaudited)

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

Upon the Agreement being effective and termination of the agreement dated September 16, 2005, the Company will be repaid RMB6,000,000 (approximately $875,000). As of August 31, 2011, the Company has received $nil in regards to this agreement.

Upon signing of this Agreement and subject to applicable regulatory approval, Monte Sea Shareholders shall subscribe for 5,000,000 units (the "Units") to be issued by the Company at $0.15 per Unit. Each Unit shall consist of one common share in the stock of the Company, and one warrant which shall entitle the Monte Sea shareholders to purchase one common share in the stock of the Company at $0.16 per share within two years from the date of the issuance of the Units. As of August 31, 2011, Monte Sea Shareholders have subscribed for nil units in regards to this agreement.

Subject to applicable regulatory approval, the Company shall cause 200,000,000 shares to be issued to the Monte Sea Shareholders within ten working days from the date transfer of the exploration license to the CJV is approved by the Chinese regulators, in exchange for all the shares then issued and outstanding in the stock of Monte Sea and held by Monte Sea Shareholders (the "Share Exchange"). The Share Exchange may be conducted and completed at an earlier date as long as the Company and Monte Sea Shareholders may agree in writing. This transaction would be accounted for as a reverse acquisition. As of August 31, 2011, the exploration license has not been transferred and no shares have been issued.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011
(Stated in US Dollars)
(Unaudited)

Note 3	Mineral Properties – (cont’d)

b) Dangxiongcuo Salt Lake Project – (cont’d)

Subject to applicable regulatory approval, the Company shall cause 87,910,000 shares in the capital of the Company to be issued to the Monte Sea Shareholders at no additional cost, upon receipt by the CJV of a mining license and such other permits or approvals for the Property, permitting the full exploitation and development of the Property. As of August 31, 2011, no shares were issued in regards to this Agreement.

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

As of August 31, 2011, the Company has incurred a total of $1,042,167 in mineral property costs on this property.

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

The Company was charged consulting fees for administrative, corporate, financial, engineering, and management services during the three months ended August 31, 2011 totalling $6,176 (2010: $5,640) by companies controlled by a director of the Company.

The Company was charged rental fees included in general and administrative expense during the three months ended August 31, 2011 totalling $nil (2010: $1,091) by a company controlled by a director of the Company.

Cash held in trust at August 31, 2011 includes $30,302 (May 31, 2011: $43,312) held in trust by a director of the Company for Company related expenses.

Included in accounts payable and accrued liabilities is $519,199 (May 31, 2011: $524,233) which was due to companies controlled by the directors of the Company for their services provided.

These transactions were measured at the exchange amount which represented the amount of consideration established and agreed to by the related parties.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011
(Stated in US Dollars)
(Unaudited)

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

On July 5, 2011, Sterling issued 10,000,000 shares to the Hongyu Shareholders with the closing market price of the shares at $0.22 for acquiring the remaining 20% equity interest in Silver Castle from the Hongyu Shareholders (Note 3).

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

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011
(Stated in US Dollars)
(Unaudited)

Note 5	Capital Stock– (cont’d)

b) Stock Options– (cont’d)

At August 31, 2011, there were 4,700,000 stock options (2010: nil) outstanding and exercisable with an exercise price at $0.25 each expiring on February 3, 2019.

c) Share Purchase Warrants

Changes in share purchase warrants for the period ended August 31, 2011 and year ended May 31, 2011 are summarized as follows:

Average
	Number of	exercise
	shares	price

Balance, May 31, 2011	24,570,000	$0.204
Granted	-	-
Exercised	-	-
Expired	-	-
Balance, August 31, 2011	24,570,000	$0.204

Share purchase warrants outstanding at August 31, 2011:

Series	Number	Price	Expiry Date
"A"	3,817,500	$ 0.50	February 16, 2012
"D"	20,752,500	$ 0.15	January 31, 2012
	24,570,000

Each Series “A” warrant entitles the holder thereof the right to purchase one common share at $0.50 per share expiring on the earlier of:

1)	February 16, 2008; or
2)	The 30th day after the day on which the weighted average trading price of the Company's shares exceeds $0.80 per share for 20 consecutive trading days.

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
August 31, 2011
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
- Cash held in trust $30,302 (May 31, 2011 - $43,312)

The Company is exposed to fluctuations in foreign currencies through amounts held in Canada in CAD:
- Cash $92,356 (May 31, 2011 - $58,390)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes for the year ended May 31, 2011 , the financial statements and related notes in this Quarterly Report, the risk factors in our 10K for the year ended May 31, 2011 , and all of the other information contained elsewhere in this report.

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

Pursuant to the Agreements, Hongyu agrees to surrender its future exclusive cooperative rights to Sterling, and the Hongyu Shareholders agree that Sterling shall have all Hongyu's title and interest in any phosphate properties, including but not limited to the GP Property, and Sterling shall arrange for the financing to put the property into production.

On October 13, 2010, the Investment Company called Silver Castle Investments Ltd. ("Silver Castle") was incorporated in Hong Kong. Sterling paid RMB 200,000 ($30,862) to the Hongyu shareholders as a down payment on December 14, 2010. During the quarter ended August 31, 2011, Sterling received all required approvals from Chinese authorities for the completion of its acquisition of Hongyu pursuant to the Agreements dated October 18, 2010. Hongyu received an amended business license on June 14, 2011. On July 5, 2011, Sterling issued 10,000,000 shares of its common stock to existing Hongyu shareholders and obtained the remaining 20% of Silver Castle that it did not previously own and paid the balance of RMB 1,800,000 Yuan ($279,576) to the Hongyu shareholders as consideration for the acquisition on July 8, 2011. As a result of these transactions, Silver Castle became a wholly owned subsidiary of Sterling and Sterling effectively controls 100% of Hongyu with Silver Castle holding 90% of Hongyu and the other 10% held by the nominees of Sterling.

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

Business of Sterling Group Ventures Inc.

Sterling is an exploration stage company, and its objective is to become a recognized leader in mineral property acquisition, exploration, development and production. The Company acquired the GP phosphate Property and intents to develop the SM phosphate property for the exploration and production of phosphate.

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

We believe that of our significant accounting policies, which are described in Note 2 to our annual financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, the following policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Basis of Presentation

These consolidated financial statements include the accounts of our Company and our wholly-owned subsidiaries, Micro Express Holdings Inc., Micro Express Ltd., Huyana Ventures Limited, Makaelo Holdings Inc., Makaelo Limited, Silver Castle Investments Limited ("Silver Castle") and its 90% owned subsidiary, Chenxi County Hongyu Mining Co. Ltd. ("Hongyu"). All inter-company transactions and account balances have been eliminated.

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

These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, the interim consolidated financial statements follow the same accounting policies and methods of their application as our May 31, 2011 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with our May 31, 2011 annual consolidated financial statements.

Operating results for the three months ended August 31, 2011 are not necessarily indicative of the results that can be expected for the year ending May 31, 2012.

Mineral Property Costs

Costs of acquiring mineral properties are capitalized by the project area unless the mineral properties do not have proven reserves. Costs to maintain mineral rights and leases are expensed as incurred. When a property reaches the production state, the related capitalized costs are amortized using the unit of production method on the basis of annual estimates of ore reserves. Management reviews the carrying value of mineral properties at least annually and will recognize impairment in value based upon current exploration results, and any impairment or subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations. Mineral property exploration costs are expensed as incurred. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities. As at August 31, 2011, the Company did not have proven or probable ore reserves.

Stock-based Compensation

On June 1, 2006, the Company accounts for stock-based compensation in accordance with ASC Topic 718-10, Compensation - Stock Compensation - Overall.

In accordance with ASC Topic 718-10 compensation expenses is amortized on a straight-line basis over the requisite service period which approximates the vesting period rather than as a reduction of taxes paid. The Company has elected to use the Black-Scholes option pricing model to determine the fair value of options and the extension of the expiry date of share purchase warrants previously granted. There were no share purchase options or warrants granted during the period ended August 31, 2011. The Company has estimated the fair value of share purchase warrants and options for the year ended May 31, 2011 using the assumptions more fully described in Note 5(b) & (c) to the financial statements.

Foreign Currency Translation

Our functional and reporting currency is U.S. dollars. Our consolidated financial statements are translated to U.S. dollars in accordance with ASC 830, "Foreign Currency Matters". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. We have not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

At August 31, 2011, the Company had not yet achieved profitable operations and has accumulated losses of $5,665,307 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Sterling is involved in the development of lithium in Tibet, China and phosphate in Hunan, China. Both projects are not yet commercial and have not reached profitability.

Results Of Operations

The operating loss increased to $143,102 for the quarter ended August 31, 2011, as compared to $36,147 for the quarter ended August 31, 2011, mainly due to the increase of Shareholder information & Investor relations costs compared to the prior year and mineral property costs incurred in the current year with no equivalent expenditure in the prior year.

Accounting, audit and legal fees increased by $3,508 for the three months ended August 31, 2011 when compared to the same period in 2010.

Consulting fees increased by $1,234 for the three months ended August 31, 2011 when compared to the same period in 2010.

Mineral property costs increased by $15,111 for the three months ended August 31, 2011 when compared to the same period in 2010.

Printing and mailing increased by $5,000 for the three months ended August 31, 2011 when compared to the same period in 2010.

Shareholder information & Investor relations costs increased by $77,863 for the three months ended August 31, 2011 when compared to the same period in 2010.

Travel expense increased by $8,543 for the three months ended August 31, 2011 when compared to the same period in 2010.

The Company expects the trend of losses to continue until we can achieve commercial production on some of the mineral properties, of which there can be no assurance as described in Risk Factors.

Liquidity And Working Capital

As of August 31, 2011, the Company had total current assets of $1,782,340 and total liabilities of $539,208. As of August 31, 2011, the Company had cash totaling $1,765,031 which includes cash held in trust of $30,302, and a working capital surplus of $1,243,132.

Cash used in operating activities for the three months ended August 31, 2011 was $95,406 as compared to cash used in operating activities for the same period in 2010 of $11,760. The increase in cash used in operating activities was primarily due to the increase in cash expenditures for investor relations, and mineral property costs. Cash used in investing activities for the three months ended August 31, 2011 was $267,245 and was mainly related to the acquisition of Hongyu. For the three months ended August 31, 2010, cash used in investing activities was insignificant.

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

However, in July 2009, the Company received verbal termination of the Agreement with Zhong Chuan, as advised by third party legal counsel, at a meeting in Beijing, China. Formal written notice has not been received from Zhong Chuan. The Agreement in effect, allows Zhong Chuan to terminate the Agreement if it pays the Company double the amount of funds paid by the Company to date to secure and develop the DXC project. Zhong Chuan has not repaid the required amount as anticipated by the Agreement to date. This unfortunate delay on the part of Zhong Chuan places the termination it gave the Company in dispute as the termination is conditional upon repayment of the required funds. At this point then, the termination is incomplete. As a result, the company is now in negotiation with Mianping , its original partner, to sell the project back to them.

The Company has no other capital resources other than the ability to use its common stock to raise additional capital or the exercise of the warrants by the unit holders. The Company's current cash can meet its short term need. The cash will be mainly used for mining property development, general administrative, corporate (legal, accounting and audit), financing and management.

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

There is Substantial Doubt About the Company's Ability to Continue as a Going Concern

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

Lack of Technical Training of Management

The Management of our Company has academic and scientific experience related to mining issues but lacks technical training and experience exploring for, commissioning and operating a mine. With no direct training or experience in these areas, management may not be fully aware of many of the specific requirements related to working within this industry. The decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, operations, earnings and the ultimate financial success of the Company could suffer irreparable harm due to management's lack of experience in this industry. The company has recently hired an experienced mining engineer.

Exploration Risk

Development of mineral properties is contingent upon obtaining satisfactory exploration results. Mineral exploration and development involves substantial expenses and a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to adequately mitigate.

The Gaoping property has been examined in the field by professional geologists/mining engineers. The 43-101 report is being prepared now. The SM property is not examined in the field by professional geologists or mining engineers yet. There is no assurance that commercial quantities of ore will be discovered on the SM property. There is also no assurance that, even if commercial quantities of ore are discovered, the SM property will be brought into commercial production. The discovery of mineral deposits is dependent upon a number of factors not the least of which is the technical skill of the exploration personnel involved. The commercial viability of a mineral deposit, once discovered, is also dependent upon a number of factors, some of which are the particular attributes of the deposit, such as size, grade and proximity to infrastructure, metal prices and government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection. In addition, assuming discovery of a commercial ore body, depending on the type of mining operation involved, several years can elapse from the initial phase of drilling until commercial operations are commenced. Most of the above factors are beyond the control of the Company.

The properties may need exploration and such exploration processes shall be conducted in phases. When each phase of a project is completed, and upon analysis of the results of that phase, the Company will make a decision whether to proceed with each successive phase of the exploration program. There is no assurance that projects will be carried to completion.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC QB under the ticker symbol SGGV and is listed on Berlin Bremen Stock Exchange under the symbol GD7. As of August 31, 2011, there were approximately 75,730,341 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

Dilution to the Existing Shareholders

The Company has no other capital resources other than the ability to use its common stock to raise additional capital or the exercise of the warrants by the unit holders, which will significantly dilute the Company's stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the year ended May 31, 2011, the Company completed a private placement of 20,000,000 units at $0.10 per unit for total proceeds of $2,000,000. Each unit consists of one common share and one share purchase warrant entitling the holder the right to purchase one common share at $0.15 per share expiring on January 31, 2012 (the Series "D" Share Purchase Warrants). An additional 752,500 units were issued as finders' fees.

The proceeds from this private placement will be used for the phosphate projects in Hunan, China and general working capital.

On May 25, 2011, the Company issued 350,000 shares at a quoted market price of $0.23 each to a consultant for its services.

On July 5, 2011, Sterling issued 10,000,000 shares to the Hongyu Shareholders with the closing market price of the shares at $0.22 for acquiring the remaining 20% equity interest in Silver Castle from the Hongyu Shareholders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED)

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 28 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sterling Group Ventures Inc.

/s/ Raoul Tsakok
Raoul Tsakok, Chairman and Chief Executive Officer
Date: October 14, 2011

/s/ Richard Shao
Richard Shao, President and Chief Financial Officer
Date: October 14, 2011

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