Form 10-Q/A
period 2011-08-31
STERLING GROUP VENTURES INC
filed 2011-10-19
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Company's Quarterly Report on Form 10-Q for the period ended August 31, 2011 filed on October 17, 2011 (the "10-Q"), is to furnish Exhibit 101 XBRL (eXtensible Business Reporting Language) interactive data files in accordance with Rule 405 of Regulation S-T. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

ITEM 6. EXHIBITS

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document. Furnished herewith.
101.SCH	XBRL Taxonomy Extension Schema Document. Furnished herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Furnished herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Furnished herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Furnished herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Furnished herewith.

* These exhibits were previously filed in the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011, filed with the Securities and Exchange Commission on October 17, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sterling Group Ventures Inc.

/s/ Raoul Tsakok
Raoul Tsakok, Chairman and Chief Executive Officer
Date: October 19, 2011

/s/ Richard Shao
Richard Shao, President and Chief Financial Officer
Date: October 19, 2011