Form 10-Q
period 2011-11-30
STERLING GROUP VENTURES INC
filed 2012-01-17
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended November 30, 2011.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 12, 2012.

Title of each class	Number of shares
Common Stock, par value $0.001 per share	75,730,341

STERLING GROUP VENTURES, INC.
FORM 10-Q
INDEX

		Page

PART I - FINANCIAL INFORMATION		3

Item 1.	Financial Statements (unaudited)	3

	Unaudited Interim Consolidated Balance Sheets of Sterling Group Ventures, Inc. at November 30, 2011 and May 31, 2011 (audited)	3

	Unaudited Interim Consolidated Statements of Operations for the three months and six months ended November 30, 2011 and 2010 and for the Period from July 27, 1994 (Date of Inception) to November 30, 2011.	4

	Unaudited Interim Consolidated Statements of Stockholders' Equity (Capital Deficit) for the period from July 27, 1994 (Date of Inception) to November 30, 2011 ..	5-6

	Unaudited Interim Consolidated Statements of Cash Flows for the six months ended November 30, 2011 and 2010 and for the Period from July 27, 1994 (Date of Inception) to November 30, 2011	7

	Notes to the Unaudited Interim Consolidated Financial Statements	8-17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls And Procedures	23

PART II - OTHER INFORMATION		23

Item 1.	Legal Proceedings	23

Item 1A	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	(Removed and Reserved)	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signatures		26

Index to Exhibits		27

PART I - FINANCIAL INFORMATION

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
November 30, 2011 and May 31, 2011

	November 30,	May 31,
Stated in U.S. dollars	2011	2011
	(unaudited)	(audited)
ASSETS

Current Assets
Cash	$1,552,852	$2,095,515
Cash held in trust - Note 4	28,271	43,312
GST/HST receivable	13,609	7,917
Prepaid expenses and other receivable	6,362	75,187
Total current assets	1,601,094	2,221,931

Advance on investment - Note 3(a)	-	55,945
Equipment	2,176	1,358
Environmental deposit - Note 3(a)	123,823	-
Mineral Properties - Note 3(a)	3,148,740	-
Total Assets	$4,875,833	$2,279,234

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and other accrued liabilities - Note 4	$483,332	$551,277

Deferred income tax liability - Note 3(a)	732,687	-
	1,216,019	551,277

Stockholders' Equity
Common Stock : $0.001 Par Value - Note 5 Authorized : 500,000,000 Issued and Outstanding : 75,730,341 (2011: 65,730,341)	75,730	65,730
Additional Paid In Capital - Note 5 (a) & (b)	9,415,014	7,185,014
Accumulated Other Comprehensive Loss	(582)	(582)
Deficit accumulated during the exploration stage	(5,830,348)	(5,522,205)
Total Stockholders' Equity	3,659,814	1,727,957

Total Liabilities and Stockholders' Equity	$4,875,833	$2,279,234

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and six months ended November 30, 2011 and 2010 and for the period from July 27, 1994 (date of inception) to November 30, 2011
(unaudited)

					July 27, 1994
					(Date of
	Three months ended		Six months ended		inception)
	November 30,		November 30,		to November 30,
Stated in U.S. dollars	2011	2010	2011	2010	2011

Expenses
Accounting, audit, legal and professional fees	$37,364	$11,051	$69,930	$40,109	$580,331
Bank charges	55	(100)	394	89	2,859
Consulting fees - Note 4	6,326	5,845	13,200	11,485	751,034
Depreciation	203	-	378	47	9,780
Filing fees and transfer agent	4,790	425	9,146	3,928	57,835
Foreign exchange loss (gain)	(10,009)	8,529	(19,059)	4,551	(24,216)
General and administrative - Note 4	4,114	870	5,543	2,576	129,514
Mineral property costs - Note 3	78,442	4,437	93,553	4,437	1,357,947
Printing and mailing	549	-	5,549	-	22,432
Shareholder information and investor relations	4,013	3,278	81,876	3,278	160,404
Stock-based compensation - Note 5 (b)	40,000	-	40,000	-	2,686,248
Travel and entertainment	(710)	-	7,833	-	154,304
Recovery of doubtful collection	-	-	-	-	(272,358)
Allowance for doubtful collection	-	-	-	-	246,708

	(165,137)	(34,335)	(308,343)	(70,500)	(5,862,822)

Other item
Interest income	96	-	200	18	32,474

Net loss for the period	$(165,041)	$(34,335)	$(308,143)	$(70,482)	$(5,830,348)

Currency translation adjustment	-	5	-	5	(582)

Comprehensive loss for the period	$(165,041)	$(34,330)	$(308,143)	$(70,477)	$(5,830,930)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	75,730,341	43,826,175	73,817,773	43,826,175

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
For the period from July 27, 1994 (date of inception) to November 30, 2011
(unaudited)

					Deficit
				Accumulated	Accumulated
		Stock	Additional	Other	During The
	Common	Amount At	Paid In	Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Income (Loss)	Stage	Total

Balance, July 27, 1994 (Date of inception)	-	$-	$-	$-	$-	$-
Common stock	1	1	-	-	-	1
Amount contributed by director	-	-	1,881	-	-	1,881
Net loss for the periods	-	-	-	-	(7,902)	(7,902)
Balance, May 31, 2001	1	$1	$1,881	$-	$(7,902)	$(6,020)
Net loss of the year	-	-	-	-	(1,860)	(1,860)
Balance, May 31, 2002	1	$1	$1,881	$-	$(9,762)	$(7,880)
Net loss of the year	-	-	-	-	(1,360)	(1,360)
Balance, May 31, 2003	1	$1	$1,881	$-	$(11,122)	$(9,240)
Reverse acquisition	(1)	(1)	(1,881)	-	-	(1,882)

Issuance of common shares for reverse acquisition	25,000,000	25,000	(23,119)	-	-	1,881
Outstanding common shares of Company prior to acquisition	11,360,000	11,360	(10,883)	(583)	-	(106)
Issuance of shares for cash pursuant to a private placement - at $0.50	1,766,000	1,766	881,234	-	-	883,000
Stock-based compensation	-	-	368,641	-	-	368,641
Net loss of the year	-	-	-	-	(527,446)	(527,446)
Balance, May 31, 2004	38,126,000	$38,126	$1,215,873	$(583)	$(538,568)	$714,848
Issuance of shares for cash pursuant to a private placement - at $0.50	1,950,000	1,950	973,050	-	-	975,000
Issuance of shares for finder's fee of private placement	101,500	102	50,648	-	-	50,750
Finders' fees	-	-	(50,750)	-	-	(50,750)
Issuance of shares for services rendered	100,000	100	41,900	-	-	42,000
Net loss of the year	-	-	-	-	(818,954)	(818,954)
Balance, May 31, 2005	40,277,500	$40,278	$2,230,721	$(583)	$(1,357,522)	$912,894
Net loss for the year	-	-	-	-	(461,201)	(461,201)
Balance, May 31, 2006	40,277,500	$40,278	$2,230,721	$(583)	$(1,818,723)	$451,693
Issuance of shares for cash pursuant to a private placement - at $0.15	2,750,300	2,750	409,795	-	-	412,545
Issuance of shares for finder's fee of private placement	123,690	124	21,522	-	-	21,646
Finders' fees	-	-	(21,646)	-	-	(21,646)
Share issuance costs	-	-	(3,687)	-	-	(3,687)
Issuance of shares for services rendered	350,000	350	48,650	-	-	49,000
Net loss for the year	-	-	-	-	(864,485)	(864,485)

					Deficit
				Accumulated	Accumulated
		Stock	Additional	Other	During The
	Common	Amount At	Paid In	Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Income (Loss)	Stage	Total

Balance, May 31, 2007	43,501,490	$43,502	$2,685,355	$(583)	$(2,683,208)	$45,066
Issuance of shares for services rendered at $0.06	324,685	324	19,156	-	-	19,480
Revaluation of share purchase warrants	-	-	409,525	-	-	409,525
Net loss for the year	-	-	-	-	(516,440)	(516,440)
Balance, May 31, 2008	43,826,175	$43,826	$3,114,036	$(583)	$(3,199,648)	$(42,369)
Revaluation of share purchase warrants	-	-	83,852	-	-	83,852
Net loss for the year	-	-	-	-	(245,405)	(245,405)
Balance, May 31, 2009	43,826,175	$43,826	$3,197,888	$(583)	$(3,445,053)	$(203,922)
Revaluation of share purchase warrants	-	-	91,704	-	-	91,704
Net loss for the year	-	-	-	-	(213,704)	(213,704)
Balance, May 31, 2010	43,826,175	$43,826	$3,289,592	$(583)	$(3,658,757)	$(325,922)
Issuance of shares for cash pursuant to a private placement - at $0.10	20,000,000	20,000	1,980,000	-	-	2,000,000
Issuance of shares for finder's fee of private placement	752,500	752	(752)	-	-	-
Issuance of shares for execise of "C" warrants - at $0.18	801,666	802	143,498	-	-	144,300
Issuance of shares for services rendered	350,000	350	80,150	-	-	80,500
Stock-based compensation	-	-	1,692,526	-	-	1,692,526
Currency translation adjustment	-	-	-	1	-	1
Net loss for the period	-	-	-	-	(1,863,448)	(1,863,448)
Balance, May 31, 2011	65,730,341	$65,730	$7,185,014	$(582)	$(5,522,205)	$1,727,957
Issuance of shares for acquisition of the subsidiary - at $0.22	10,000,000	10,000	2,190,000	-	-	2,200,000
Stock-based compensation	-	-	40,000	-	-	40,000
Net loss for the period	-	-	-	-	(308,143)	(308,143)
Balance, November 30, 2011	75,730,341	$75,730	$9,415,014	$(582)	$(5,830,348)	$3,659,814

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended November 30, 2011 and 2010 and
for the period from July 27, 1994 (date of inception) to November 30, 2011
(unaudited)

			July 27, 1994
			(Date of
			inception)
	Six months ended November 30,		to November 30,
Stated in U.S. dollars	2011	2010	2011
Cash flows from operating activities
Net loss for the period	$(308,143)	$(70,482)	$(5,830,348)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock compensation expenses	40,000	-	2,686,248
Depreciation	378	47	9,780
Permit and engineering studies	-	-	150,000
Shareholder information and investor relations	-	-	100,947
Accounting, audit and legal fees	-	-	49,000
Unrealized FV adjustment on cash	(332)	-	(437)

Changes in non-cash working capital items related to operations
GST/HST refundable	(5,692)	(1,338)	(13,609)
Prepaid expenses and other receivable	68,831	(817)	15,197
Accounts payable and accrued liabilities	(11,789)	24,425	558,968
Net cash used in operating activities	(216,747)	(48,165)	(2,274,254)

Cash flows from investing activities
Advance on investment	-	-	(205,945)
Additions to equipment	(1,194)	-	(11,954)
Additions to mineral properties	(279,576)	-	(279,576)
Net change in cash held in trust	15,041	(1)	(28,271)
Net cash flows used in investing activities	(265,729)	(1)	(525,746)

Cash flows from financing activities
Net proceeds on issuance of common stock	-	-	4,411,158
Amounts contributed by director	(56,181)	-	(54,300)
Net cash flows provided by financing activities	(56,181)	-	4,356,858

Foreign exchange effect on cash	(4,006)	13	(4,006)

Net increase (decrease) in cash	(542,663)	(48,153)	1,552,852
Cash - beginning of period	2,095,515	192,502	-
Cash - end of period	$1,552,852	$144,349	$1,552,852

Supplemental Information :
Cash paid for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash Transactions :
Issuance of shares for commission paid to broker for private placement	$-	$-	$147,646
Issuance of shares for services rendered	$-	$-	$171,500
Issuance of shares for settlement of accounts payable	$-	$-	$19,480
Issuance of share purchase warrants for finder's fee paid to broker for private placement	$-	$-	$11,477
Issuance of shares for acquisition of the subsidiary	$2,200,000	$-	$2,200,000

See accompanying notes to consolidated financial statements

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
November 30, 2011
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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown as these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At November 30, 2011, the Company had not yet achieved profitable operations and has accumulated losses of $5,830,348 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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
November 30, 2011
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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. The amendments in this update allow an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, based on its qualitative assessment, an entity concludes it is more likely than not that the fair value of a reporting unit is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. ASU No. 2011-08 is effective for annual reporting periods beginning after December 15, 2011, with early adoption permitted. The Company does not expect such adoption will have a material impact on our financial position, results of operations or cash flows.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
November 30, 2011
(Stated in US Dollars)
(Unaudited)

Note 3	Mineral Properties

A summary of mineral properties costs for the cumulative period from date of inception (July 27, 1994) to November 30, 2011 were incurred and accounted for in the consolidated statement of operations as follows:

	DXC	Gaoping
	Salt Lake	Phosphate
Summary of mineral property expenditures	Property	Property	Total

From Date of Inception (July 27, 1994) to November 30, 2011

Balance, May 31, 2005	$-		$-
Administrative	5,560	-	5,560
Consulting fees	46,629	-	46,629
Engineering studies	26,933	-	26,933
Feasibility study	29,080	-	29,080
Geophysical study	31,114	-	31,114
Legal fees	623	-	623
Topography measurement	32,266	-	32,266
Travel	30,953	-	30,953
Wages and benefits	33,601	-	33,601
Balance, May 31, 2006	236,759	-	236,759
Administrative	5,200	-	5,200
Consulting fees	134,580	-	134,580
Engineering studies	38,063	-	38,063
Mining permit	382,920	-	382,920
Topography measurement	15,001	-	15,001
Legal fees	9,695	-	9,695
Travel	53,262	-	53,262
Wages and benefits	35,687	-	35,687
Balance, May 31, 2007	911,167	-	911,167
Administrative	706	-	706
Consulting fees	60,548	-	60,548
Travel	5,456	-	5,456
Legal fees	11,566	-	11,566
Balance, May 31, 2008	989,443	-	989,443
Administrative	867	-	867
Consulting fees	27,890	-	27,890
Travel	16,959	-	16,959
Legal fees	7,008	-	7,008
Balance, May 31, 2009	1,042,167	-	1,042,167
Balance, May 31, 2010	1,042,167	-	1,042,167
Balance, May 31, 2011	1,042,167	-	1,042,167
Administrative	-	7,608	7,608
Consulting fees	-	312	312
Feasibility study	-	3,121	3,121
Project design and safety reports		24,966	24,966
Technical reports		29,730	29,730
Travel		16,770	16,770
Wages and benefits		11,046	11,046
Balance, November 30, 2011	$1,042,167	$93,553	$1,135,720

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
November 30, 2011
(Stated in US Dollars)
(Unaudited)

Note 3	Mineral Properties – (cont’d)

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

Pursuant to the Agreements, Hongyu agreed to surrender its future exclusive cooperative rights to the Company, and the Hongyu Shareholders agreed that the Company shall have all Hongyu's title and interest in any phosphate properties, including but not limited to the GP Property, and the Company shall arrange for the financing of building a mining and processing plant on the GP Property together with other facilities required for a mining operation thereon.

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

There were no liabilities assumed during the acquisition. Details of the purchase consideration and net assets acquired are as follows:

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
November 30, 2011
(Stated in US Dollars)
(Unaudited)

Note 3	Mineral Properties – (cont’d)

a)	Gaoping Phosphate Property – (cont’d)

Purchase price:
Cash consideration	$310,438
Common shares (1)	2,200,000
Transaction costs	27,749
$2,538,187

Allocated to:
Environmental deposit	$122,134
Mineral property	3,148,740
Deferred tax liability	(732,687)
$2,538,187

(1)

Consideration paid consisted of an aggregate cash payment of RMB2,000,000 ($310,438) and issuance of 10,000,000 shares of common stock at $0.22 per share which was the closing price of the Company’s shares on the date of acquisition.

Incurred in connection with the acquisition were transaction costs of $27,749 which were included as part of the purchase consideration.

As of November 30, 2011, the Company has incurred mineral property costs of $93,553 on this property which have been expensed to the statement of operations as disclosed in the table above.

b)	Dangxiongcuo Salt Lake Project

On September 16, 2005, the Company, through its wholly owned subsidiary, Micro Express Holdings Inc. (“Micro”), signed an agreement (the “Mianping Agreement”) with Beijing Mianping Salt Lake Research Institute (“Mianping”) for the development of Dangxiongcuo salt lake property (“DXC Salt Lake”) in Nima county of Naqu district in Tibet, China.

Pursuant to the Mianping Agreement, the parties agreed to set up a Cooperative Company (the “Cooperative”) to develop the DXC Salt Lake. The objective of the Cooperative was to use the funds provided by the Company and the skills and technology provided by the other party to produce lithium carbonate and borate from brine. The Company, through Micro, was to own 65% of the Cooperative. It was anticipated that the total investment in the Cooperative would be approximately RMB 240 million (or approximately US$35 million). The Cooperative Company was never set up. On July 3, 2007, Micro received a letter from the other party to the Mianping Agreement stating that the agreement between Micro and the other party should be deemed terminated as a result of lack of progress in the approval for the establishment of the joint venture company and is considering a lawsuit against the Company and Micro. Micro has responded that the other party’s claim has no legal grounds as the lack of progress is not caused by Micro. There has been no legal action to date and none is expected. By letter dated August 25, 2008, Mianping has confirmed that the agreement dated September 16, 2005 was terminated effective July 8, 2008. This agreement was replaced by the agreement with Zhong Chuan International Mining Holdings Co. Ltd. (“Zhong Chuan”) dated July 8, 2008 (“the Agreement”).

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
November 30, 2011
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

As Zhong Chuan did not fulfill the terms of the Agreement, DXC Salt Lake project was delayed again. The Company renegotiated with Mianping which still holds DXC Salt Lake project. On October 31, 2011, the Company and its wholly owned subsidiary, Micro Express Holdings Inc. (collectively "Micro Express"), signed an agreement (the "Ternination Agreement") with Beijing Mianping Salt Lake Research Institute and Tibet Sunrise Mining Development Ltd. which is actual control person of Beijing Mianping Salt Lake Research Institute (collectively "Sunrise") regarding amending and terminating the agreement dated September 16, 2005 ( the "Mianping Agreement") between Micro Express Holdings Inc. and Beijing Mianping Salt Lake Research Institute for the development of the Dangxiongcuo (DXC) Salt Lake Project located in Nima County, Tibet, China.

Pursuant to the Ternination Agreement, the parties have confirmed that when Sunrise completes its shareholder's change and increases its registered capital to RMB 100 million, Sunrise warrants and agrees to pay lump sum RMB 10 million (approximately $1,573,000) to Micro Express immediately in exchange of the original receipts in total amount of RMB 6,218,451 which Micro Express has spent for the DXC project and the receipt of RMB 3,781,549 from Micro Express. Upon receipt of full payment of RMB 10,000,000 from Sunrise, Micro Express shall quitclaim all of its interest in and to the DXC project and the Mianping Agreement and amendments thereto, if any, shall be deemed to be null and void effective immediately. As of Novemeber 30, 2011, the Company received Nil from Sunrise.

As of November 30, 2011, the Company has incurred a total of $1,042,167 in mineral property costs on this property.

Note 4	Related Party Transactions

The Company was charged consulting fees for administrative, corporate, financial, engineering, and management services during the three months and six months ended November 30, 2011 totalling $5,856 (2010: $5,846) and $12,032 (2010: $11,486) respectively by companies controlled by a director of the Company.

The Company was charged rental fees included in general and administrative expense during the three months and six months ended November 30, 2011 totalling $nil (2010: $nil) and $nil (2010: $1,091) respectively by a company controlled by a director of the Company.

Cash held in trust at November 30, 2011 includes $28,271 (May 31, 2011: $43,312) held in trust by a director of the Company for Company related expenses.

Included in accounts payable and accrued liabilities is $468,052 (May 31, 2011: $524,233) which was due to companies controlled by the directors of the Company for their services provided.

These transactions were measured at the exchange amount which represented the amount of consideration established and agreed to by the related parties.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
November 30, 2011
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

On November 3, 2011, the Company granted 500,000 stock options to a consultant at an exercise price of $0.25 each expiring on February 3, 2019. The options were vested immediately.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

	Period ended	Year ended
	November 30, 2011	May 31, 2011
Risk free interest rate	1.48%	2.74%
Expected life of options in years	7.26 years	7.83 years
Expected volatility	233.3%	238.7%
Dividend per share	$0.00	$0.00

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
November 30, 2011
(Stated in US Dollars)
(Unaudited)

Note 5	Capital Stock– (cont’d)

b)	Stock Options– (cont’d)

During the period ended November 30, 2011, the weighted average fair value of options granted was $0.08 per share. The Company recognized a total stock based compensation expense of $40,000 for options granted and vested using the Black-Scholes option pricing model.

During the year ended May 31, 2011, the weighted average fair value of options granted was $0.25 per share. The Company recognized a total stock based compensation expense of $1,175,000 for options granted and vested using the Black-Scholes option pricing model.

At November 30, 2011, there were 5,200,000 stock options (May 31, 2011: 4,700,000) outstanding and exercisable with an exercise price at $0.25 each expiring on February 3, 2019.

c)	Share Purchase Warrants

Changes in share purchase warrants for the period ended November 30, 2011 and year ended May 31, 2011 are summarized as follows:

Average
	Number of	exercise
	shares	price

Balance, May 31, 2011	24,570,000	$0.204
Granted	-	-
Exercised	-	-
Expired	-	-
Balance, November 30, 2011	24,570,000	$0.204

Share purchase warrants outstanding at November 30, 2011:

Series	Number	Price	Expiry Date
"A"	3,817,500	$0.50	February 16, 2012
"D"	20,752,500	$0.15	January 31, 2012
	24,570,000

Each Series “A” warrant entitles the holder thereof the right to purchase one common share at $0.50 per share expiring on the earlier of:

1)	February 16, 2008; or
2)	The 30th day after the day on which the weighted average trading price of the Company's shares exceeds $0.80 per share for 20 consecutive trading days.

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
November 30, 2011
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
November 30, 2011
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

  Cash and Cash held in trust $37,889 (May 31, 2011 - $43,312)

The Company is exposed to fluctuations in foreign currencies through amounts held in Canada in CAD:

  Cash $64,695 (May 31, 2011 - $58,390)

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

The Agreements also required an investment company to be incorporated in Hong Kong (the "Investment Company") which will be owned 20% by the Hongyu Shareholders and 80% by Sterling. The Investment Company will acquire 90% of Hongyu. Upon completion of this acquisition, Hongyu will become a Hong Kong / China joint venture company and within five business days of the approval of such joint venture company by the appropriate Chinese authorities, Sterling will pay RMB 2,000,000 to the Hongyu Shareholders. During the acquisition phase, Sterling will ensure that Hongyu's assets retain a minimum value of RMB 5,000,000. At any time when requested by Sterling, the Hongyu Shareholders agree to sell their 20% interest in the Investment Company to Sterling for the issuance of 10,000,000 common shares of Sterling's capital stock to them all subject to the rules and requirements of the US regulatory bodies bearing jurisdiction. If Sterling does not complete taking over Hongyu through the Investment Company within three months after signing the Agreements, Sterling shall pay RMB 200,000 to the Hongyu Shareholders as down payment.

Pursuant to the Agreements, Hongyu agreed to surrender its future exclusive cooperative rights to Sterling, and the Hongyu Shareholders agreed that Sterling shall have all Hongyu's title and interest in any phosphate properties, including but not limited to the GP Property, and Sterling shall arrange for the financing to put the property into production.

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

Sterling through its subsidiary company, Silver Castle Investments Ltd., has also signed a letter of intent for a larger area known as Tanjiachang Exploration Concession with Chenxi County Merchants Bureau, Hunan Province, China. Tanjiachang Exploration Concession is surrounding Gaoping Mining permit.

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

On September 16, 2005, the Company, through its wholly owned subsidiary, Micro Express Holdings Inc. ("Micro"), signed an agreement (the "Mianping Agreement") with Beijing Mianping Salt Lake Research Institute ("Mianping") for the development of Dangxiongcuo salt lake property ("DXC Salt Lake") in Nima county of Naqu district in Tibet, China.

Pursuant to the Mianping Agreement, the parties agreed to set up a Cooperative Company (the "Cooperative") to develop the DXC Salt Lake. The objective of the Cooperative was to use the funds provided by the Company and the skills and technology provided by the other party to produce lithium carbonate and borate from brine. The Company, through Micro, was to own 65% of the Cooperative. It was anticipated that the total investment in the Cooperative would be approximately RMB 240 million (or approximately US$35 million). The Cooperative Company was never set up. On July 3, 2007, Micro received a letter from the other party to the Mianping Agreement stating that the agreement between Micro and the other party should be deemed terminated as a result of lack of progress in the approval for the establishment of the joint venture company and is considering a lawsuit against the Company and Micro. Micro has responded that the other party's claim has no legal grounds as the lack of progress is not caused by Micro. There has been no legal action to date and none is expected. By letter dated August 25, 2008, Mianping has confirmed that the agreement dated September 16, 2005 was terminated effective July 8, 2008. This agreement was replaced by the agreement with Zhong Chuan International Mining Holdings Co. Ltd. ("Zhong Chuan") dated July 8, 2008("the Agreement").

In July 2009, the Company received verbal termination of the Agreement with Zhong Chuan as advised by third party legal counsel at a meeting in Beijing, China. The Agreement, in effect, allows Zhong Chuan to terminate the Agreement if it pays the Company double the amount of funds paid by the Company to date to secure and develop the DXC Project. Zhong Chuan has not paid the required amount anticipated by the Agreement to date. The delay in payment has delayed the termination process. At this point, the termination is incomplete.

As Zhong Chuan did not fulfill the terms of the Agreement, DXC Salt Lake project was delayed again. The Company renegotiated with Mianping which still holds DXC Salt Lake project. On October 31, 2011, the Company and its wholly owned subsidiary, Micro Express Holdings Inc. (collectively "Micro Express"), signed an agreement (the "Termination Agreement") with Beijing Mianping Salt Lake Research Institute and Tibet Sunrise Mining Development Ltd. which is actual control person of Beijing Mianping Salt Lake Research Institute (collectively "Sunrise") regarding amending and terminating the Mainping Agreement dated September 16, 2005 between Micro Express Holdings Inc. and Beijing Mianping Salt Lake Research Institute for the development of the Dangxiongcuo (DXC) Salt Lake Project located in Nima County, Tibet, China.

Pursuant to the Termination Agreement, the parties have confirmed that when Sunrise completes its shareholder's change and increases its registered capital to RMB 100 million, Sunrise warrants and agrees to pay lump sum RMB 10 million (approximately $1,573,000) to Micro Express immediately in exchange of the original receipts in total amount of RMB 6,218,451 which Micro Express has spent for the DXC project and the receipt of RMB 3,781,549 from Micro Express. Upon receipt of full payment of RMB 10,000,000 from Sunrise, Micro Express shall quitclaim all of its interest in and to the DXC project and the Mianping Agreement and amendments thereto, if any, shall be deemed to be null and void effective immediately. As of November 30, 2011, the Company has not received any payment from Sunrise.

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

Operating results for the three months and six months ended November 30, 2011 are not necessarily indicative of the results that can be expected for the year ending May 31, 2012.

Mineral Property Costs

Costs of acquiring mineral properties are capitalized by the project area unless the mineral properties do not have proven reserves. Costs to maintain mineral rights and leases are expensed as incurred. When a property reaches the production state, the related capitalized costs are amortized using the unit of production method on the basis of annual estimates of ore reserves. Management reviews the carrying value of mineral properties at least annually and will recognize impairment in value based upon current exploration results, and any impairment or subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations. Mineral property exploration costs are expensed as incurred. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities. As of November 30, 2011, the Company did not have proven or probable ore reserves.

Stock-based Compensation

On June 1, 2006, the Company accounts for stock-based compensation in accordance with ASC Topic 718-10, Compensation - Stock Compensation - Overall.

In accordance with ASC Topic 718-10 compensation expenses is amortized on a straight-line basis over the requisite service period which approximates the vesting period rather than as a reduction of taxes paid. The Company has elected to use the Black-Scholes option pricing model to determine the fair value of options and the extension of the expiry date of share purchase warrants previously granted. The Company has estimated the fair value of share purchase warrants and options for the period ended November 30, 2011 and the year ended May 31, 2011 using the assumptions more fully described in Note 5(b) & (c) to the financial statements

Foreign Currency Translation

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

At November 30, 2011, the Company had not yet achieved profitable operations and has accumulated losses of $5,830,348 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Results Of Operations

The operating loss increased to $165,041 for the quarter ended November 30, 2011, as compared to $34,335 for the quarter ended November 30, 2010 mainly due to the increase of mineral property costs and Stock-based compensation of $40,000, a non-cash item in 2011. The operating loss for six months ended November 30, 2011 increased to $308,143 as compared to $70,482 for the six months ended November 30, 2010 mainly due to the increase of mineral property costs, Stock-based compensation, Shareholder information and investor relation of $81,876 of which 73,500 were paid by shares in 2011.

Accounting, audit and legal fees increased by $26,313 for the three months ended November 30, 2011 when compared to the same period in 2010, and accounting, audit and legal fees increased by $29,821 for the six months ended November 30, 2011 when compared to the same period in 2010 mainly because of the increase of audit fees.

Filing fees increased by $4,365 for the three months ended November 30, 2011 when compared to the same period in 2010, and filing fees increased by $5,218 for the six months ended November 30, 2011 when compared to the same period in 2010 because of the increased charge from the filing company.

Foreign exchange gain increased by $18,538 for the three months ended November 30, 2011 when compared to the same period in 2010, and foreign exchange gain increased by $23,610 for the six months ended November 30, 2011 when compared to the same period in 2010 because of the exchange rate fluctuation among US dollar, Canadian dollar and RMB.

General and administrative increased by $3,244 for the three months ended November 30, 2011 when compared to the same period in 2010, and General and administrative increased by $2,967 for the six months ended November 30, 2011 when compared to the same period in 2010 mainly because of inflation.

Mineral property costs increased by $74,005 for the three months ended November 30, 2011 when compared to the same period in 2010, and mineral property costs increased by $89,116 for the six months ended November 30, 2011 when compared to the same period in 2010, because the Company has started to develop the Gaoping phosphate property.

Investor relations costs increased by $735 for the three months ended November 30, 2011 when compared to the same period in 2010. Investor relations costs increased by $78,598 for the six months ended November 30, 2011 when compared to the same period in 2010 because $73,500 were paid by shares to a consultant for the investor relation services in the six months ended November 30, 2011.

Stock-based compensation increased by $40,000 for the three months and six months ended November 30, 2011 when compared to the same period in 2010 because 500,000 options were granted in the period of 2011.

The Company expects the trend of losses to continue until we can achieve commercial production on some of the mineral properties, of which there can be no assurance as described in Risk Factors.

Liquidity And Working Capital

As of November 30, 2011, the Company had total current assets of $1,601,094 and total liabilities of $483,332. As of November 30, 2011, the Company had cash totaling $1,581,123 which includes cash held in trust of $28,271, and a working capital surplus of $1,117,762.

Cash used in operating activities for the six months ended November 30, 2011 was $216,747 as compared to cash used in operating activities for the same period in 2010 of $48,165. The increase in cash used in operating activities was primarily due to the increase in cash expenditures for mineral property costs, accounting and audit fees as well as the reduction of accounts payable and accrued liabilities. Cash used in investing activities for the six months ended November 30, 2011 was $265,729 and was mainly related to the acquisition of Hongyu. For the six months ended November 30, 2010, cash used in investing activities was insignificant.

According to the agreement signed with Beijing Mianping Salt Lake Research Institute and Tibet Sunrise Mining Development Ltd. (collectively "Sunrise") on October 31, 2011, Sunrise will repay the Company RMB 10,000,000 (approximately $1,573,000) for the sale of Dangxiongcuo (DXC) Salt Lake Project located in Nima County, Tibet, China. When the payment is received from Sunrise, the Company's working capital will increase accordingly.

The Company has no other capital resources other than the ability to use its common stock to raise additional capital or the exercise of the warrants by the unit holders. If all warrants outstanding including bonus warrants are exercised, the Company will receive approximately $10 million in cash. The Company's current cash can meet its short term need. The cash will be mainly used for mining property development, general administrative, corporate (accounting, audit, and legal), financing and management.

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

The Gaoping property has been examined in the field by professional geologists/mining engineers. The Company received the national instrument 43-101 report (Canadian Standard). Professional geologist also made an exploration proposal for Tanjiachang Exploration Concession which is surrounding Gaoping property which is under letter of intent with Chenxi County Merchants Bureau, Hunan Province, China. The SM property is not examined in the field by professional geologists or mining engineers yet. The Company's Chinese mining engineer is still reviewing information of SM property in Shimen County, Hunan Province, China. There is no assurance that commercial quantities of ore will be discovered on the SM property and Tanjiachang Exploration Concession. There is also no assurance that, even if commercial quantities of ore are discovered, the SM property and Tanjiachang Exploration Concession will be brought into commercial production. The discovery of mineral deposits is dependent upon a number of factors not the least of which is the technical skill of the exploration personnel involved. The commercial viability of a mineral deposit, once discovered, is also dependent upon a number of factors, some of which are the particular attributes of the deposit, such as size, grade and proximity to infrastructure, metal prices and government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection. In addition, assuming discovery of a commercial ore body, depending on the type of mining operation involved, several years can elapse from the initial phase of drilling until commercial operations are commenced. Most of the above factors are beyond the control of the Company.

The properties may need exploration and such exploration processes shall be conducted in phases. When each phase of a particular project is completed, and upon analysis of the results thereto, the Company will make a decision on whether to proceed with each successive phase of the exploration program. There is no assurance that projects will be carried to completion.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC QB under the ticker symbol SGGV and is listed on Berlin Bremen Stock Exchange under the symbol GD7. As of November 30, 2011, there were 75,730,341 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

Sterling Group Ventures Inc.

/s/ Raoul Tsakok
Raoul Tsakok, Chairman and Chief Executive Officer
Date: January 13, 2012

/s/ Richard Shao
Richard Shao, President and Chief Financial Officer
Date: January 13, 2012

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