Form 10-Q
period 2012-02-29
STERLING GROUP VENTURES INC
filed 2012-04-13
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended February 29, 2012.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 10, 2012.

Title of each class	Number of shares
Common Stock, par value $0.001 per share	75,730,341

STERLING GROUP VENTURES, INC.
FORM 10-Q
INDEX

		Page

PART I - FINANCIAL INFORMATION		3

Item 1.	Financial Statements (unaudited)	3

	Unaudited Interim Consolidated Balance Sheets of Sterling Group Ventures, Inc. at February 29, 2012 and May 31, 2011	3

	Unaudited Interim Consolidated Statements of Operations for the three months and nine months ended February 29, 2012 and February 28, 2011 and for the Period from July 27, 1994 (Date of Inception) to February 29, 2012	4

	Unaudited Interim Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit) for the period from July 27, 1994 (Date of Inception) to February 29, 2012 ..	5-6

	Unaudited Interim Consolidated Statements of Cash Flows for the nine months ended February 29, 2012 and February 28, 2011 and for the Period from July 27, 1994 (Date of Inception) to February 29, 2012	7

	Notes to the Unaudited Interim Consolidated Financial Statements	8-18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls And Procedures	24

PART II - OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	(Removed and Reserved)	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

Signatures		27

Index to Exhibits		28

PART I - FINANCIAL INFORMATION

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
February 29, 2012 and May 31, 2011

	February 29,	May 31,
Stated in U.S. dollars	2012	2011
	(unaudited)	(audited)
ASSETS

Current Assets
Cash	$1,451,580	$2,095,515
Cash held in trust - Note 4	27,720	43,312
HST receivable	17,566	7,917
Prepaid expenses and other receivable	6,393	75,187
Total current assets	1,503,259	2,221,931

Advance on investment - Note 3(a)	-	55,945
Equipment	43,524	1,358
Environmental deposit - Note 3(a)	125,497	-
Mineral Properties - Note 3(a)	3,148,740	-
Total Assets	$4,821,020	$2,279,234

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and other accrued liabilities - Note 4	$482,119	$551,277

Deferred income tax liability - Note 3(a)	732,687	-
	1,214,806	551,277

Stockholders' Equity
Common Stock : $0.001 Par Value - Note 5
Authorized : 500,000,000
Issued and Outstanding : 75,730,341 (2011: 65,730,341)	75,730	65,730
Additional Paid In Capital - Note 5 (c)	9,799,493	7,185,014
Accumulated Other Comprehensive Loss	(582)	(582)
Deficit accumulated during the exploration stage	(6,268,427)	(5,522,205)
Total Stockholders' Equity	3,606,214	1,727,957

Total Liabilities and Stockholders' Equity	$4,821,020	$2,279,234

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and nine months ended February 29, 2012 and February 28, 2011 and for the period from July 27, 1994 (date of inception) to February 29, 2012
(unaudited)

					July 27, 1994
	Three months	Three months	Nine months	Nine months	(Date of
	ended	ended	ended	ended	inception)
	February 29,	February 28,	February 29,	February 28,	to February 29,
Stated in U.S. dollars	2012	2011	2012	2011	2012

Expenses
Accounting, audit, legal and professional fees	$22,372	$9,500	$92,302	$49,609	$602,703
Bank charges	75	156	469	245	2,934
Consulting fees - Note 4	6,435	7,225	19,635	18,710	757,469
Depreciation	889	-	1,267	47	10,669
Filing fees and transfer agent	1,687	2,064	10,833	5,992	59,522
Foreign exchange loss (gain)	(148)	13,100	(19,207)	17,651	(24,364)
General and administrative - Note 4	(2,922)	1,012	2,621	7,424	126,592
Mineral property costs - Note 3	23,653	-	117,206	-	1,381,600
Printing and mailing	-	-	5,549	-	22,432
Shareholder information and investor relations	1,500	3,285	83,376	6,563	161,904
Stock-based compensation - Note 5 (b) and (c)	384,479	517,526	424,479	517,526	3,070,727
Travel and entertainment	218	1,220	8,051	1,821	154,522
Recovery of doubtful collection	-	-	-	-	(272,358)
Allowance for doubtful collection	-	-	-	-	246,708

	(438,238)	(555,088)	(746,581)	(625,588)	(6,301,060)

Other item
Interest income	159	5	359	23	32,633

Net loss for the period	$(438,079)	$(555,083)	$(746,222)	$(625,565)	$(6,268,427)

Currency translation adjustment	-	2	-	7	(582)

Comprehensive loss for the period	$(438,079)	$(555,081)	$(746,222)	$(625,558)	$(6,269,009)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	75,730,341	48,925,158	74,452,969	45,507,159

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
For the period from July 27, 1994 (date of inception) to February 29, 2012
(unaudited)

					Deficit
				Accumulated	Accumulated
		Stock	Additional	Other	During The
	Common	Amount At	Paid In	Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Income (Loss)	Stage	Total

Balance, July 27, 1994 (Date of inception)	-	$-	$-	$-	$-	$-
Common stock	1	1	-	-	-	1
Amount contributed by director	-	-	1,881	-	-	1,881
Net loss for the periods	-	-	-	-	(7,902)	(7,902)
Balance, May 31, 2001	1	$1	$1,881	$-	$(7,902)	$(6,020)
Net loss of the year	-	-	-	-	(1,860)	(1,860)
Balance, May 31, 2002	1	$1	$1,881	$-	$(9,762)	$(7,880)
Net loss of the year	-	-	-	-	(1,360)	(1,360)
Balance, May 31, 2003	1	$1	$1,881	$-	$(11,122)	$(9,240)
Reverse acquisition	(1)	(1)	(1,881)	-	-	(1,882)
Issuance of common shares for reverse acquisition	25,000,000	25,000	(23,119)	-	-	1,881
Outstanding common shares of Company prior to acquisition	11,360,000	11,360	(10,883)	(583)	-	(106)
Issuance of shares for cash pursuant to a private placement - at $0.50	1,766,000	1,766	881,234	-	-	883,000
Stock-based compensation	-	-	368,641	-	-	368,641
Net loss of the year	-	-	-	-	(527,446)	(527,446)
Balance, May 31, 2004	38,126,000	$38,126	$1,215,873	$(583)	$(538,568)	$714,848
Issuance of shares for cash pursuant to a private placement - at $0.50	1,950,000	1,950	973,050	-	-	975,000
Issuance of shares for finder's fee of private placement	101,500	102	50,648	-	-	50,750
Finders' fees	-	-	(50,750)	-	-	(50,750)
Issuance of shares for services rendered	100,000	100	41,900	-	-	42,000
Net loss of the year	-	-	-	-	(818,954)	(818,954)
Balance, May 31, 2005	40,277,500	$40,278	$2,230,721	$(583)	$(1,357,522)	$912,894
Net loss for the year	-	-	-	-	(461,201)	(461,201)
Balance, May 31, 2006	40,277,500	$40,278	$2,230,721	$(583)	$(1,818,723)	$451,693
Issuance of shares for cash pursuant to a private placement - at $0.15	2,750,300	2,750	409,795	-	-	412,545
Issuance of shares for finder's fee of private placement	123,690	124	21,522	-	-	21,646
Finders' fees	-	-	(21,646)	-	-	(21,646)
Share issuance costs	-	-	(3,687)	-	-	(3,687)
Issuance of shares for services rendered	350,000	350	48,650	-	-	49,000
Net loss for the year	-	-	-	-	(864,485)	(864,485)

					Deficit
				Accumulated	Accumulated
		Stock	Additional	Other	During The
	Common	Amount At	Paid In	Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Income (Loss)	Stage	Total

Balance, May 31, 2007	43,501,490	$43,502	$2,685,355	$(583)	$(2,683,208)	$45,066
Issuance of shares for services rendered at $0.06	324,685	324	19,156	-	-	19,480
Revaluation of share purchase warrants	-	-	409,525	-	-	409,525
Net loss for the year	-	-	-	-	(516,440)	(516,440)
Balance, May 31, 2008	43,826,175	$43,826	$3,114,036	$(583)	$(3,199,648)	$(42,369)
Revaluation of share purchase warrants	-	-	83,852	-	-	83,852
Net loss for the year	-	-	-	-	(245,405)	(245,405)
Balance, May 31, 2009	43,826,175	$43,826	$3,197,888	$(583)	$(3,445,053)	$(203,922)
Revaluation of share purchase warrants	-	-	91,704	-	-	91,704
Net loss for the year	-	-	-	-	(213,704)	(213,704)
Balance, May 31, 2010	43,826,175	$43,826	$3,289,592	$(583)	$(3,658,757)	$(325,922)
Issuance of shares for cash pursuant to a private placement - at $0.10	20,000,000	20,000	1,980,000	-	-	2,000,000
Issuance of shares for finder's fee of private placement	752,500	752	(752)	-	-	-
Issuance of shares for execise of "C" warrants - at $0.18	801,666	802	143,498	-	-	144,300
Issuance of shares for services rendered	350,000	350	80,150	-	-	80,500
Stock-based compensation	-	-	1,692,526	-	-	1,692,526
Currency translation adjustment	-	-	-	1	-	1
Net loss for the period	-	-	-	-	(1,863,448)	(1,863,448)
Balance, May 31, 2011	65,730,341	$65,730	$7,185,014	$(582)	$(5,522,205)	$1,727,957
Issuance of shares for acquisition of the subsidiary - at $0.22	10,000,000	10,000	2,190,000	-	-	2,200,000
Stock-based compensation	-	-	424,479	-	-	424,479
Net loss for the period	-	-	-	-	(746,222)	(746,222)
Balance, February 29, 2012	75,730,341	$75,730	$9,799,493	$(582)	$(6,268,427)	$3,606,214

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended February 29, 2012 and February 28, 2011 and for the period from July 27, 1994 (date of inception) to February 29, 2012
(unaudited)

			July 27, 1994
	Nine months	Nine months	(Date of
	ended	ended	inception)
	February 29,	February 28,	to February 29,
Stated in U.S. dollars	2012	2011	2012
Cash flows from operating activities
Net loss for the period	$(746,222)	$(625,565)	$(6,268,427)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock compensation expenses	424,479	517,526	3,070,727
Depreciation	1,267	47	10,669
Permit and engineering studies	-	-	150,000
Shareholder information and investor relations	-	-	100,947
Accounting, audit and legal fees	-	-	49,000
Unrealized FV adjustment on cash	99	-	(6)

Changes in non-cash working capital items related to operations
HST refundable	(9,649)	(2,860)	(17,566)
Prepaid expenses and other receivable	68,840	(4,576)	15,206
Accounts payable and accrued liabilities	(67,294)	34,011	503,463
Net cash used in operating activities	(328,480)	(81,417)	(2,385,987)

Cash flows from investing activities
Advance on investment	-	(55,169)	(205,945)
Additions to equipment	(42,863)	-	(53,623)
Additions to mineral properties	(279,576)	-	(279,576)
Net change in cash held in trust	15,592	(191,473)	(27,720)
Net cash used in investing activities	(306,847)	(246,642)	(566,864)

Cash flows from financing activities
Net proceeds on issuance of common stock	-	1,445,000	4,411,158
Share subscription received	-	419,300	-
Amounts contributed by director	(1,881)	-	-
Net cash provided by (used in) financing activities	(1,881)	1,864,300	4,411,158

Foreign exchange effect on cash	(6,727)	7	(6,727)

Net increase (decrease) in cash	(643,935)	1,536,248	1,451,580
Cash - beginning of period	2,095,515	192,502	-
Cash - end of period	$1,451,580	$1,728,750	$1,451,580
Supplemental Information :
Cash paid for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash Transactions :
Issuance of shares for commission paid to broker for private placement	$-	$35,350	$147,646
Issuance of shares for services rendered	$-	$-	$171,500
Issuance of shares for settlement of accounts payable	$-	$-	$19,480
Issuance of share purchase warrants for finder's fee paid to broker for private placement	$-	$40,351	$11,477
Issuance of shares for acquisition of the subsidiary	$2,200,000	$-	$2,200,000

See accompanying notes to consolidated financial statements

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 29, 2012
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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown as these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At February 29, 2012, the Company had not yet achieved profitable operations and has accumulated losses of $6,268,427 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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
February 29, 2012
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
February 29, 2012
(Stated in US Dollars)
(Unaudited)

Note 2	Recent Accounting Pronouncements – (cont’d)

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update (“ASU”) No. 2011-05, in order to defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The amendments are being made to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements in ASU 2011-05 not affected by this ASU are effective for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of the standard update to impact its financial position or results of operations, as it only requires a change in the format of presentation.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 29, 2012
(Stated in US Dollars)
(Unaudited)

Note 3	Mineral Properties

A summary of mineral properties costs for the cumulative period from date of inception (July 27, 1994) to February 29, 2012 were incurred and accounted for in the consolidated statement of operations as follows:

	DXC	Gaoping
	Salt Lake	Phosphate
Summary of mineral property expenditures	Property	Property	Total

From Date of Inception (July 27, 1994) to February 29, 2012

Balance, May 31, 2005	$-		$-
Administrative	5,560	-	5,560
Consulting fees	46,629	-	46,629
Engineering studies	26,933	-	26,933
Feasibility study	29,080	-	29,080
Geophysical study	31,114	-	31,114
Legal fees	623	-	623
Topography measurement	32,266	-	32,266
Travel	30,953	-	30,953
Wages and benefits	33,601	-	33,601
Balance, May 31, 2006	236,759	-	236,759
Administrative	5,200	-	5,200
Consulting fees	134,580	-	134,580
Engineering studies	38,063	-	38,063
Mining permit	382,920	-	382,920
Topography measurement	15,001	-	15,001
Legal fees	9,695	-	9,695
Travel	53,262	-	53,262
Wages and benefits	35,687	-	35,687
Balance, May 31, 2007	911,167	-	911,167
Administrative	706	-	706
Consulting fees	60,548	-	60,548
Travel	5,456	-	5,456
Legal fees	11,566	-	11,566
Balance, May 31, 2008	989,443	-	989,443
Administrative	867	-	867
Consulting fees	27,890	-	27,890
Travel	16,959	-	16,959
Legal fees	7,008	-	7,008
Balance, May 31, 2009	1,042,167	-	1,042,167
Balance, May 31, 2010	1,042,167	-	1,042,167
Balance, May 31, 2011	1,042,167	-	1,042,167
Administrative	-	11,486	11,486
Consulting fees	-	658	658
Feasibility study	-	3,135	3,135
Project design and safety reports		25,078	25,078
Technical reports		33,691	33,691
Travel		21,070	21,070
Wages and benefits		22,088	22,088
Balance, February 29, 2012	$1,042,167	$117,206	$1,159,373

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 29, 2012
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

The Agreements required an investment company to be incorporated in Hong Kong (the “Investment Company”) which was to be owned 20% by the Hongyu Shareholders and 80% by the Company. On October 13, 2010, the Investment Company was incorporated in Hong Kong under the name Silver Castle Investments Ltd. (“Silver Castle”). Silver Castle acquired 90% of Hongyu with the other 10% of Hongyu transferred to the nominees of the Company. During the acquisition phase, the Company ensured that Hongyu’s net assets retained a minimum value of RMB 5,000,000 ($771,545). Upon completion of this acquisition, Hongyu became a Hong Kong / China joint venture company. The Company received all required approvals from Chinese authorities for the completion of its acquisition of Hongyu pursuant to the Agreements dated October 18, 2010. The Company paid a total RMB 2,000,000 ($310,366) to the Hongyu Shareholders with RMB 200,000 (US$30,862) paid as down payment on December 14, 2010 and the remaining RMB1,800,000 ($279,576) paid on July 8, 2011 for completion of the transaction.

Pursuant to the Agreements, Hongyu agreed to surrender its future exclusive cooperative rights to the Company, and the Hongyu Shareholders agreed that the Company shall have all Hongyu's title and interest in any phosphate properties, including but not limited to the GP Property, and the Company arranged for the financing of building a mining and processing plant on the GP Property together with other facilities required for a mining operation thereon.

When requested by the Company, the Hongyu Shareholders agreed to sell their 20% interest in the Investment Company to the Company for the issuance of 10,000,000 common shares of the Company’s capital stock. On July 5, 2011, the Company issued 10,000,000 shares to the Hongyu Shareholders with the closing market price of the shares at $0.22 for acquiring the remaining 20% equity interest in Silver Castle from the Hongyu Shareholders. As a result of this transaction, the Company effectively controls 100% of Hongyu through its wholly owned subsidiary, Silver Castle Investments Ltd. which holds 90% of Hongyu with the other 10% held by the nominees of the Company.

The acquisition was treated as an acquisition of assets rather than a business combination because Hongyu does not constitute a business according to the definition of business under FASB ASC Topic 805 “Business Combinations”. The acquisition was accounted for based on the cash paid and quoted market price of the Company’s common shares issued as part of the transaction.

There were no liabilities assumed during the acquisition. Details of the purchase consideration and net assets acquired are as follows:

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 29, 2012
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

As of February 29, 2012, the Company has incurred mineral property costs of $117,206 on this property which have been expensed to the statement of operations as disclosed in the table above.

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
February 29, 2012
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

As Zhong Chuan did not fulfill the terms of the Agreement, DXC Salt Lake project was delayed again. The Company renegotiated with Mianping which still holds DXC Salt Lake project. On October 31, 2011, the Company and its wholly owned subsidiary, Micro Express Holdings Inc. (collectively "Micro Express"), signed an agreement (the "Termination Agreement") with Beijing Mianping Salt Lake Research Institute and Tibet Sunrise Mining Development Ltd. which is actual control person of Beijing Mianping Salt Lake Research Institute (collectively "Sunrise") regarding amending and terminating the agreement dated September 16, 2005 between Micro Express Holdings Inc. and Beijing Mianping Salt Lake Research Institute for the development of the Dangxiongcuo (DXC) Salt Lake Project located in Nima County, Tibet, China ( the "Mianping Agreement").

Pursuant to the Termination Agreement, the parties have confirmed that when Sunrise completes its shareholder's change and increases its registered capital to RMB 100 million, Sunrise warrants and agrees to pay lump sum RMB 10 million (approximately $1,573,000) to Micro Express immediately in exchange of the original receipts in total amount of RMB 6,218,451 which Micro Express has spent for the DXC project and the receipt of RMB 3,781,549 from Micro Express. Upon receipt of full payment of RMB 10,000,000 (approximately $1,573,000) from Sunrise, Micro Express shall quitclaim all of its interest in and to the DXC project and the Mianping Agreement and amendments thereto, if any, shall be deemed to be null and void effective immediately. As of February 29, 2012, the Company received $nil from Sunrise.

As of February 29, 2012, the Company has incurred a total of $1,042,167 in mineral property costs on this property.

Note 4	Related Party Transactions

The Company was charged consulting fees for administrative, corporate, financial, engineering, and management services during the three months and nine months ended February 29, 2012 totaling $5,962 (February 28, 2011: $6,161) and $17,994 (February 28, 2011: $17,647) respectively by companies controlled by a director of the Company.

The Company was charged rental fees included in general and administrative expense during the three months and nine months ended February 29, 2012 totaling $nil (February 28, 2011: $nil) and $nil (February 28, 2011: $1,091) respectively by a company controlled by a director of the Company.

Cash held in trust at February 29, 2012 includes $27,720 (May 31, 2011: $43,312) held in trust by a director of the Company for Company related expenses.

Included in accounts payable and accrued liabilities is $477,807 (May 31, 2011: $524,233) which was due to companies controlled by the directors of the Company for their services provided.

These transactions were measured at the exchange amount which represented the amount of consideration established and agreed to by the related parties.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 29, 2012
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

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 29, 2012
(Stated in US Dollars)
(Unaudited)

Note 5	Capital Stock - (cont’d) b) Stock Options - (cont’d)

	Period ended	Year ended
	February 29, 2012	May 31, 2011
Risk free interest rate	1.48%	2.74%
Expected life of options in years	7.26 years	7.83 years
Expected volatility	233.3%	238.7%
Dividend per share	$0.00	$0.00

During the period ended February 29, 2012, the weighted average fair value of options granted was $0.08 per share. The Company recognized a total stock based compensation expense of $40,000 for options granted and vested using the Black-Scholes option pricing model.

During the year ended May 31, 2011, the weighted average fair value of options granted was $0.25 per share. The Company recognized a total stock based compensation expense of $1,175,000 for options granted and vested using the Black-Scholes option pricing model.

At February 29, 2012, there were 5,200,000 stock options (May 31, 2011: 4,700,000) outstanding and exercisable with an exercise price at $0.25 each expiring on February 3, 2019.

c) Share Purchase Warrants

Changes in share purchase warrants for the period ended February 29, 2012 and year ended May 31, 2011 are summarized as follows:

Average
	Number of	exercise
	shares	price

Balance, May 31, 2011	24,570,000	$0.204
Granted	-	-
Exercised	-	-
Expired	-	-
Balance, February 29, 2012	24,570,000	$0.204

Share purchase warrants outstanding at February 29, 2012:

Series	Number	Price	Expiry Date
"A"	3,817,500	$0.50	February 15, 2013
"D"	20,752,500	$0.15	February 15, 2013
	24,570,000

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 29, 2012
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

On January 26, 2012, the Company re-extended the expiry date of 3,817,500 Series "A" share purchase warrants from February 16, 2012 to the earlier of February 15, 2013 or the close of business on the 30th day after a takeover bid for the Company's issued and outstanding share capital has been made by a third party and approved by the shareholders of the Company. The exercise price of the warrants remained unchanged at $0.50 per share. The additional fair value of the 3,817,500 extended life Series “A” Share Purchase Warrants was estimated at $25,832 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 155.80%, risk-free interest rates of 0.12% and expected life of 1.0548 years.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
February 29, 2012
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

On January 26, 2012, the Company extended the expiry date of the 20,752,500 Series "D" Share Purchase Warrants (the "D" Warrants) to the earlier of February 15, 2013 or the close of business on the 30th day after a takeover bid for the Company's issued and outstanding share capital has been made by a third party and approved by the shareholders of the Company. The exercise price of the "D" Warrants remains unchanged at $0.15 per share. The additional fair value of the 20,752,500 extended life Series “D” Share Purchase Warrants was estimated at $358,647 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 157.29%, risk-free interest rates of 0.12% and expected life of 1.0548 years.

Note 6	Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies through amounts held in China in RMB:
- Cash and Cash held in trust $27,720 (May 31, 2011 - $43,312)

The Company is exposed to fluctuations in foreign currencies through amounts held in Canada in CAD:
- Cash $76,145 (May 31, 2011 - $58,390)

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

The Agreements required an investment company to be incorporated in Hong Kong (the "Investment Company") which was to be owned 20% by the Hongyu Shareholders and 80% by Sterling. On October 13, 2010, the Investment Company was incorporated in Hong Kong under the name Silver Castle Investments Ltd. ("Silver Castle"). Silver Castle acquired 90% of Hongyu with the other 10% of Hongyu transferred to the nominees of Sterling. During the acquisition phase, Sterling ensured that Hongyu's net assets retained a minimum value of RMB 5,000,000 ($771,545). Upon completion of this acquisition, Hongyu became a Hong Kong / China joint venture company. Sterling received all required approvals from Chinese authorities for the completion of its acquisition of Hongyu pursuant to the Agreements dated October 18, 2010. Sterling paid a total RMB 2,000,000 ($310,366) to the Hongyu Shareholders with RMB 200,000 (US$30,862) paid as down payment on December 14, 2010 and the remaining RMB1,800,000 ($279,576) paid on July 8, 2011 for completion of the transaction.

Pursuant to the Agreements, Hongyu agreed to surrender its future exclusive cooperative rights to Sterling, and the Hongyu Shareholders agreed that Sterling shall have all Hongyu's title and interest in any phosphate properties, including but not limited to the GP Property, and Sterling should arrange for the financing of building a mining and processing plant on the GP Property together with other facilities required for a mining operation thereon.

When requested by Sterling, the Hongyu Shareholders agreed to sell their 20% interest in the Investment Company to Sterling for the issuance of 10,000,000 common shares of Sterling's capital stock. On July 5, 2011, Sterling issued 10,000,000 shares to the Hongyu Shareholders with the closing market price of the shares at $0.22 for acquiring the remaining 20% equity interest in Silver Castle from the Hongyu Shareholders. As a result of this transaction, Sterling effectively controls 100% of Hongyu through its wholly owned subsidiary, Silver Castle Investments Ltd. which holds 90% of Hongyu with the other 10% held by the nominees of Sterling.

Sterling through its subsidiary company, Silver Castle Investments Ltd., also signed a letter of intent for a larger area known as Tanjiachang Exploration Concession with Chenxi County Merchants Bureau, Hunan Province, China. Tanjiachang Exploration Concession is surrounding the Gaoping Mining permit.

Sterling is currently preparing plans to put its phosphate deposit into production.

As mining license was obtained for the Gaoping Phosphate Property and a Chinese engineering report was completed, the Company moved into the development stage of this property in the last few months. On February 13, 2012, the Company received approval for building power line for the Gaoping Phosphate Property. The Company also reached understanding for land rental with local village committee on March 17, 2012. Final negotiations relating to surface rights ("land") in the mining area together with the installation of hydro power are substantially complete. The mining operations contracts are in the final stage of negotiation. On April 1, 2012, the Company has received conditional construction approval from Supervision and Management Bureau for Safety Operation of Chenxi County.

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

Pursuant to the Termination Agreement, the parties have confirmed that when Sunrise completes its shareholder's change and increases its registered capital to RMB 100 million, Sunrise warrants and agrees to pay lump sum RMB 10 million (approximately $1,573,000) to Micro Express immediately in exchange of the original receipts in total amount of RMB 6,218,451 which Micro Express has spent for the DXC project and the receipt of RMB 3,781,549 from Micro Express. Upon receipt of full payment of RMB 10,000,000 from Sunrise, Micro Express shall quitclaim all of its interest in and to the DXC project and the Mianping Agreement and amendments thereto, if any, shall be deemed to be null and void effective immediately. As of February 29, 2012, the Company has not received any payment from Sunrise.

Business of Sterling Group Ventures Inc.

Sterling is a natural resource company engaged in acquisition, exploration and development of mineral properties. At present, the Company acquired the Gaoping phosphate Property and intents to develop the SM phosphate property for the exploration and production of phosphate. Mining license has been obtained for Gaoping Phosphate Property. After submitting Chinese engineering report to Chinese approval authority, the Company has also received the conditional construction approval from Supervision and Management Bureau for Safety Operation of Chenxi County.

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

Operating results for the three months and nine months ended February 29, 2012 are not necessarily indicative of the results that can be expected for the year ending May 31, 2012.

Mineral Property Costs

Costs of acquiring mineral properties are capitalized by the project area unless the mineral properties do not have proven reserves. Costs to maintain mineral rights and leases are expensed as incurred. When a property reaches the production state, the related capitalized costs are amortized using the unit of production method on the basis of annual estimates of ore reserves. The Company does not consider a resource property to be at the development stage until such time as either mineral reserve are proven or permits to operate the mineral resource property are received and financing to complete the development has been obtained. Development expenditures incurred subsequent to a development decision, and to increase or to extend the life of existing production, are capitalized and amortized on the unit of production method based upon estimated proven and probable reserves or resources.

Management reviews the carrying value of mineral properties at least annually and will recognize impairment in value based upon current exploration results, and any impairment or subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations. Mineral property exploration costs are expensed as incurred. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities. As of February 29, 2012, the Company did not have proven or probable ore reserves.

Stock-based Compensation

On June 1, 2006, the Company accounts for stock-based compensation in accordance with ASC Topic 718-10, Compensation - Stock Compensation - Overall.

In accordance with ASC Topic 718-10 compensation expenses is amortized on a straight-line basis over the requisite service period which approximates the vesting period rather than as a reduction of taxes paid. The Company has elected to use the Black-Scholes option pricing model to determine the fair value of options and the extension of the expiry date of share purchase warrants previously granted. The Company has estimated the fair value of share purchase warrants and options for the period ended February 29, 2012 and the year ended May 31, 2011 using the assumptions more fully described in Note 5(b) & (c) to the financial statements

Foreign Currency Translation

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

At February 29, 2012, the Company had not yet achieved profitable operations and has accumulated losses of $6,268,427 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available..

Results Of Operations

The operating loss decreased to $438,079 for the quarter ended February 29, 2012, as compared to $555,083 for the quarter ended February 28, 2011 mainly due to the decrease of Stock-based compensation. The operating loss for nine months ended February 29, 2012 increased to $746,222 as compared to $625,565 for the nine months ended February 28, 2011 mainly due to the increase of mineral property costs, audit fees, Shareholder information and investor relations.

Accounting, audit and legal fees increased by $12,872 for the three months ended February 29, 2012 when compared to the same period in 2011, and accounting, audit and legal fees increased by $42,693 for the nine months ended February 29, 2012 when compared to the same period in 2011 mainly because of the increase of audit fees.

Foreign exchange gain increased by $13,248 for the three months ended February 29, 2012 when compared to the same period in 2011, and foreign exchange gain increased by $36,858 for the nine months ended February 29, 2012 when compared to the same period in 2011 because of the exchange rate fluctuation among US dollar, Canadian dollar and RMB.

Mineral property costs increased by $23,653 for the three months ended February 29, 2012 when compared to the same period in 2011, and mineral property costs increased by $117,206 for the nine months ended February 29, 2012 when compared to the same period in 2011, because the Company has started to develop the Gaoping phosphate property.

Investor relations costs decreased by $1,785 for the three months ended February 29, 2012 when compared to the same period in 2011. Investor relations costs increased by $76,813 for the nine months ended February 29, 2012 when compared to the same period in 2011 because $75,000 were paid by shares to a consultant for the investor relation services in the nine months ended February 29, 2012 .

Stock-based compensation decreased by $133,047 for the three months ended February 29, 2012 when compared to the same period in 2011, and stock-based compensation decreased by $93,047 for the nine months ended February 29, 2012 when compared to the same period in 2011 because of the extension of warrants and grant of stock options.

The Company expects the trend of losses to continue until we can achieve commercial production on some of the mineral properties, of which there can be no assurance as described in Risk Factors.

Liquidity And Working Capital

As of February 29, 2012, the Company had total current assets of $1,503,259 and total liabilities of $482,119. As of February 29, 2012, the Company had cash totaling $1,479,300 which includes cash held in trust of $27,720, and a working capital surplus of $1,021,140.

Cash used in operating activities for the nine months ended February 29, 2012 was $328,480 as compared to cash used in operating activities for the same period in 2011 of $81,417. The increase in cash used in operating activities was primarily due to the increase in cash expenditures for mineral property costs, accounting and audit fees as well as the reduction of accounts payable and accrued liabilities. Cash used in investing activities for the nine months ended February 29, 2012 was $306,847 and was mainly related to the acquisition of Hongyu. For the nine months ended February 28, 2011, cash used in investing activities was $246,642.

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

The Company has no other capital resources other than the ability to use its common stock to raise additional capital or the exercise of the warrants by the unit holders. If all warrants outstanding including bonus warrants are exercised, the Company will receive approximately $10 million in cash. The Company's current cash can meet its short term need. The cash will be mainly used for mining property exploration and development, general administrative, corporate (accounting, audit, and legal), financing and management.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the U.S. Dollar, we conduct our business in Chinese Yuan (RMB) and Canadian Dollar and, therefore, are subject to foreign currency exchange risk on cash flows related to expenses and investing transactions. In July 2005, the Chinese government began to permit the Chinese Yuan to float against the U.S. Dollar. All of our costs to operate our Chinese project are paid in Chinese Yuan and all of our costs to operate our principal executive office in Canada are paid in Canadian dollar. Our mining costs in China may be incurred under contracts denominated in Chinese Yuan or U.S. Dollars. If the Chinese Yuan continues to appreciate with respect to the U.S. Dollar, our costs in China may increase. If the Canadian Dollar continues to appreciate with respect to the U.S. Dollar, our costs in Canada may increase. To date we have not engaged in hedging activities to hedge our foreign currency exposure. In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk.

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

There is Substantial Doubt About the Company's Ability to Continue as a Going Concern

Sterling is engaged in acquisition, exploration and development of mineral properties. The Company has acquired the Gaoping phosphate properties located in Chenxi County, Hunan Province, China. The Company has not yet achieved profitable operations and is dependent on its ability to raise capital from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. These factors raise substantial doubt that the Company will be able to continue as a going concern.

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

Limited Public Market, Possible Volatility of Share Price

TThe Company's Common Stock is currently quoted on the NASD OTC QB under the ticker symbol SGGV and is listed on Berlin Bremen Stock Exchange under the symbol GD7. As of February 29, 2012, there were 75,730,341 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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
Date: April 12, 2012

/s/ Richard Shao
Richard Shao, President and Chief Financial Officer
Date: April 12, 2012

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