Form 10-K
period 2012-05-31
STERLING GROUP VENTURES INC
filed 2012-08-29
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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
Yes [ X ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S–T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes [   ] No [ X ]

The aggregate market value of the voting and non-voting share of Common Stock held by non-affiliates of the registrant was approximately $3,915,124 based on the closing trading price for the common equity as of November 30, 2011 (at $0.07) .

The number of shares of common stock, par value $0.001 per share, outstanding as of August 27, 2012 was 75,730,341.

Documents incorporated by reference: None.

STERLING GROUP VENTURES INC.
MAY 31, 2012 ANNUAL REPORT ON FORM 10-K

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

Sterling is a mining and exploration company, involved in the development of Gaoping property, a phosphate deposit through its acquisition of Chenxi County Hongyu Mining Co. Ltd. (Hongyu) in Hunan, China, and is developing a mining operation on the Gaoping property. There is no assurance it will be able to commercially develop mineral deposits on the claims that we have under option. Further exploration may be required before a final evaluation as to the economic and legal feasibility of the claims is determined.

PART I

ITEM 1. BUSINESS.

General

We were incorporated in the state of Nevada on September 13, 2001 and established a fiscal year end of May 31. Since our incorporation, we have engaged in the business of mining exploration and development. On January 20, 2004, Sterling completed the acquisition of all of the issued and outstanding shares of Micro Express Ltd. (“Micro”), which was incorporated on July 17, 1994 and engaged in exploration and development of Lithium. Pursuant to the transaction, the Company issued an aggregate of 25,000,000 shares of Sterling’s common stock to the stockholders of Micro in exchange for 100% of the outstanding shares of Micro’s common stock. The business combination was accounted for as a reverse acquisition whereby the purchase method of accounting was used with Micro being the accounting parent and the Company being the accounting subsidiary. The Company has since terminated the joint venture agreements related to the Lithium projects as more fully described herein. On July 8, 2011, Sterling acquired a 90% interest in Chenxi County Hongyu Mining Co. Ltd. (“Hongyu”) and issued 10,000,000 shares of the Company’s common stock to the existing Hongyu shareholders as part of the transaction.

We are a mining company principally engaged in the search, exploration and development of phosphate and related minerals through our recent acquisition of Chenxi County Hongyu Mining Co. Ltd. We have not yet generated or realized any revenues from our business operations. Our statutory registered agent's office is located at 123 West Nye Lane, Suite 129, Carson City, Nevada 89706 and our business office is located at 308-1228 Marinaside Cr., Vancouver, B.C., Canada, V6Z 2W4. Our telephone number is (604) 689-4407 and fax number is (604) 408-8515

Phosphate Overview

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

Hongyu is a Chinese private mining company with connections and resources in Hunan, China. Hongyu was an inactive company holding a mining permit and a deposit of $122,134 placed with local land administrative bureau for undertaking the restoration of land to its present condition when the lease term expires after the property is mined. Hongyu is interested in exploring, developing and expanding its Phosphate business. Hongyu is the holder of a mining permit (the “Permit”) in the GP Property located in Tanjiachang village, Chenxi County, Hunan Province, China. Due to lack of funds, Hongyu was inactive without current operations being conducted. The GP Property is a sedimentary phosphate type deposit. The number of the mining permit is 4300002009116120048322. The area covered by the Permit is 0.425 km2 (42.5 hectares) and it is valid until November 10, 2014. The recording date is November 10, 2009. The mining permit allows initial production up to 100,000 tonnes of phosphate ore per year.

The Agreements required an investment company to be incorporated in Hong Kong (the “Investment Company”) which is to be owned 20% by the Hongyu Shareholders and 80% by Sterling. On October 13, 2010, the Investment Company was incorporated in Hong Kong under the name Silver Castle Investments Ltd. (“Silver Castle”). Silver Castle acquired 90% of Hongyu with the other 10% of Hongyu transferred to the nominees of Sterling. Upon completion of this acquisition, Hongyu became a Hong Kong / China joint venture company. Sterling received all required approvals from Chinese authorities for the completion of its acquisition of Hongyu pursuant to the Agreements dated October 18, 2010. The Company paid a total RMB 2,000,000 ($310,438) to the Hongyu Shareholders with RMB 200,000 (US$30,934) paid as down payment on December 14, 2010 and the remaining RMB1,800,000 ($279,504) paid on July 8, 2011 for completion of the transaction.

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

When requested by Sterling, the Hongyu Shareholders agreed to sell their 20% interest in the Investment Company to Sterling for the issuance of 10,000,000 common shares of Sterling’s capital stock. On July 5, 2011, Sterling issued 10,000,000 shares to the Hongyu Shareholders with the closing market price of the shares at $0.22 for acquiring the remaining 20% equity interest in Silver Castle from the Hongyu Shareholders. As a result of this transaction, Sterling effectively controls 100% of Hongyu through its wholly owned subsidiary, Silver Castle Investments Ltd. which holds 90% of Hongyu with the other 10% held by the nominees of Sterling.

Sterling through its subsidiary company, Silver Castle Investments Ltd., also signed a letter of intent for a larger area known as Tanjiachang Exploration Concession with Chenxi County Merchants Bureau, Hunan Province, China. Tanjiachang Exploration Concession is surrounding the Gaoping Mining permit.

Hongyu is currently working on putting its phosphate deposit into production. As mining license was obtained for the Gaoping Phosphate Property and a Chinese engineering report was completed, Hongyu moved into the development stage of this property in the third quarter. On February 13, 2012, Hongyu received approval for installing the power line for the Gaoping Phosphate Property. Hongyu also reached understanding for land rental with local village committee on March 17, 2012. Hongyu has signed and completed land rental agreement with each family in the mining area on March 27, 2012. On April 1, 2012, Hongyu has also received conditional safety approval from Supervision and Management Bureau for Safety Operation of Chenxi County and the project is essentially ready to begin production on a small scale basis to be further ramped up as the development and production plan takes effect. The conditional safety approval is expected to become final after inspection when the mine construction is completed. On April 22, 2012, Hongyu has signed a mining agreement with the mining contractor, Yichang Rongchang Mining Co. Ltd., to be the operator of the mining and production activities on the project. On June 16, 2012, Hongyu has received the approval for power line construction. On July 19, 2012, Hongyu has received the explosive operation permit. Currently, accommodation for mining people has been built and our mining contractor has started excavation works.

Shimen Phosphate Project

On November 10, 2010, Sterling signed a letter of intent (the "LOI") with Shimen County Merchants Bureau, Hunan Province, China regarding the development of Shimen Phosphate project.

Under the terms of the LOI, Sterling will conduct due diligence on the Shujiatai phosphate property located in Shimen County, Hunan Province, China (the "SJT Property") within one and half years and update any Chinese study reports if necessary to build a mining, processing and chemical plant. After the due diligence is completed, Sterling will set up a joint venture in Shimen County for developing the SJT Property. However, due to the negative results of the due diligence performed on the Shimen project, the Company decided not to proceed with this project and the letter of intent expired on May 10, 2012.

DXC Salt Lake Lithium Project

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

In July 2009, the Company received verbal termination of the Agreement with Zhong Chuan as advised by the third party legal counsel at a meeting in Beijing, China. The Agreement, in effect, allows Zhong Chuan to terminate the Agreement if it pays the Company double the amount of funds paid by the Company to date to secure and develop the DXC Project. Zhong Chuan has not paid the required amount anticipated by the Agreement to date. The delay in payment has delayed the termination process. At this point, the termination was incomplete.

As Zhong Chuan did not fulfill the terms of the Agreement, DXC Salt Lake project was delayed again. The Company renegotiated with Mianping which still holds DXC Salt Lake project. On October 31, 2011, the Company and its wholly owned subsidiary, Micro Express Holdings Inc. (collectively "Micro Express"), signed an agreement (the "Termination Agreement") with Beijing Mianping Salt Lake Research Institute and Tibet Sunrise Mining Development Ltd. which is the actual control person of Beijing Mianping Salt Lake Research Institute (collectively "Sunrise") regarding amending and terminating the Mainping Agreement dated September 16, 2005 between Micro Express Holdings Inc. and Beijing Mianping Salt Lake Research Institute for the development of the Dangxiongcuo (DXC) Salt Lake Project located in Nima County, Tibet, China.

Pursuant to the Termination Agreement, the parties confirmed that when Sunrise completes its shareholder's change and increases its registered capital to RMB 100 million, Sunrise warrants and agrees to pay lump sum RMB 10 million (approximately $1,570,200) to Micro Express immediately in exchange of the original receipts in total amount of RMB 6,218,451 which Micro Express has spent for the DXC project and the receipt of RMB 3,781,549 from Micro Express. Upon receipt of full payment of RMB 10,000,000 from Sunrise, Micro Express shall quitclaim all of its interest in and to the DXC project and the Mianping Agreement and amendments thereto, if any, shall be deemed to be null and void effective immediately. On June 21, 2012, the Company received the full payment of RMB10,000,000 from Sunrise. The termination of the DXC Lithium Project is complete.

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

The Gaoping property has been examined in the field by professional geologists/mining engineers. The Company received the national instrument 43-101 report (Canadian Standard) in November 2011. Professional geologist also made an exploration proposal for Tanjiachang Exploration Concession which is surrounding Gaoping property which is under letter of intent with Chenxi County Merchants Bureau, Hunan Province, China. There is no assurance that commercial quantities of ore will be discovered on Tanjiachang Exploration Concession. There is also no assurance that, even if commercial quantities of ore are discovered, Tanjiachang Exploration Concession will be brought into commercial production. The discovery of mineral deposits is dependent upon a number of factors not the least of which is the technical skill of the exploration personnel involved. The commercial viability of a mineral deposit, once discovered, is also dependent upon a number of factors, some of which are the particular attributes of the deposit, such as size, grade and proximity to infrastructure, metal prices and government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection. In addition, assuming discovery of a commercial ore body, depending on the type of mining operation involved, several years can elapse from the initial phase of drilling until commercial operations are commenced. Most of the above factors are beyond the control of the Company.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC QB under the ticker symbol SGGV and is listed on Berlin Bremen Stock Exchange under the symbol GD7. As of May 31, 2012, there were 75,730,341 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

The Hongyu’s phosphate deposit is located in China which, as a result of its operations, exposes the Company to political and market risks in China. Exports of phosphate rock are currently subject to an export tax due to domestic phosphate requirements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTY

Gaoping Phosphate Property

Gaoping Phosphate which is surrounded by Tanjiachang Phosphate Exploration Concession is located in NEE 80°direction of Chenxi County town with distance 38 km and is under jurisdiction of Tanjiachang village, Chenxi county of Hunan Province.

Geographical coordinates of mining permit’s ranges:
Longitude East 110°26 '15"～110°27 '05", Latitude North 28°01 '49"～28°03'14".

Geological coordinates of Tanjiachang Phosphate Exploration Concession’s ranges:
Longitude East 110° 25 '15 "～ 110° 30 '00", Latitude North 28°00 '00"～28° 07'30". The area is about 32 km2.

The location of the property is shown in the following map.

The property is located in Hunan Province in South Eastern China some 250 kilometers west of the Provincial Capital of Changsha and 120 kilometers north east of the regional center of Huaihua and 38 kilometers east of the County seat at Chenxi. There are several flights per day into Changsha from Beijing or Shanghai and three flights per week into Huaihua. Several daily bus schedules are available from Changsha to Huaihua and Chenxi. This trip takes about six hours and leaves every couple of hours. Huaihua is a city of about six million people. The County of Chenxi has a population of five million and the city of Chenxi is the county seat. Chenxi has no air service and is quite agrarian in its culture.

The Gaoping Phosphate property consists of a mining permit outlined by the following UTM Coordinates:
                    1. X=3102000 Y=37444690     2. X=3102985 Y=37444925
                    3. X=3103920 Y=37445430     4. X=3104210 Y=37445300

                    5. X=3104593 Y=37445604     6. X=3104555 Y=37445715
                    7. X=3104215 Y=37445465     8. X=3103910 Y=37445600
                    9. X=3102915 Y=37445065     10. X=3102000 Y=37444850

The Gaoping mining permit was issued on November 10, 2009 and valid until November 10, 2014. The number of the permit is 4300002009116120048322. The permit is 0.425 km2 and the elevation is from +600 m to +510m. These 10 boundary points of Gaoping mining permit are surveyed by official land surveyors.

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

The Tanjiachang phosphate district is located in the Xiuxi-Luojiawan anticlinorium and Tanjiachang syncline. The strata generally occur in an undeformed or weak monoclinal structure. Strata outcropping in Tanjiachang region ranges from Banxi Group of Upper Proterozoic to Cambrian of the Lower Paleozoic.

Strata outcropping in the mine area includes Jiangkou Formation, Xiangmeng Formation and Hongjiang Formation of Lower Sinian and Jinjiadong Formation, Liuchapo Formation of Upper Sinian and Xiaoyanxi Formation of Lower Cambrian. The phosphorite deposits lie in the middle part of Jinjiadong Formation. The phosphorite is Interbedded with argillaceous & silty platy shale. The deposit is in shallow marine sediment deposit type.

The regional geological structure is relatively complicated and the main structure is Xiuxi- Luojiawan Anticlinorium with many cross faults. Geological structure of mine area is relatively simple in general. The strata strikes NNE and dips SEE.

The main mineral resource with industrial significance in this region is the phosphorite, and is the middle to lower part of Jinjiadong Formation, Upper Sinian. Some Pb- Zn mineralization has been discovered in the lower part of the Jinjiadong Formation and Cu mineralization has been discovered in middle part of the sandy slabby shale beds. The lower part is green grey laminar sandy slate. Manganese carbonate within black platy shale of Xiangmeng Formation could set up local industry scale operations. Manganese carbonate is easy to process, with good market conditions, providing realistic opportunities to do exploration and development.

There is a history of mining in the Gaoping area. In the past, numerous artisanal lead zinc mines have been worked. In the permit area the phosphorite has been mined for many years and there are at least ten adits old and new, which have accessed the phosphorite and where the local artisanal miners have harvested this material for sale to the local agriculture industry.

Regional Geology Survey with scale of 1:200,000 had been done by Regional Geology Survey Team of Hunan Provincial Geology in 1970’s and Mineral Resources Bureau and Regional Geology Survey Report (in scale of 1:200,000) and Regional Mineral Resources Report have been submitted. The No. 407 Geology Team from Hunan Provincial Geology and Mineral Resources Bureau launched the General Survey for Pb-Zn Mineralization in Upper-Jingzhuxi, Lower-Jingzhuxi inside Tanjiachang mining area and Dabanlin outside of Tanjiachang, etc in 1980s. They drilled five boreholes but the data is unavailable for data collection. Chemical Geology Exploration Institute, Hunan Province had organized early stage big area scouting and field trips in September to October 1992 and chose Jingzhuxi section as the General Geology Survey working area in the year of 1993 which has been defined as Tanjiachang. As the General Geology Survey work moving forward, Tanjiachang Phosphorite Mining Area becomes enlarged step by step and it has been divided into three sections of Jingzhuxi, Gaoping and Wenshuitang.

The following table summarizes the geological works conducted by Chemical Geology Exploration Institute, Hunan Province.

Item	unit	Quantity			sub-total	Remarks
		1993	1994	1995
1:10000 Geology Mapping	km2	10.9	10.5	10.5	31.9
1:1000 Onsite Geology Section Mapping	m	2,305	2,212	1,450	5,967	5 lines
Trenching and Logging	m3	1,521.3	1,200	1,125	3,846.3	47 lines
Channel Sampling & Basic Assay		121	126	144	391
Identification of Rock and Minerals		30	22	21	73
Small Weight Sample Testing		30	20	25	75
Basic Chemical Assay		121	126	144	391
Assembly Assay			6	6	12

Trenches have been created to disclose the phosphorite ore layers with spacing 400m (mainly 300- 500m) and a total of 47 trenches have been finished with earthwork volume of 3,846.3 m3. The operation of trenches is accurate and the spacing is tried to be placed evenly. All the trenches have demonstrated good surface control effects on ore layers except for TC20 (the surface cover is too thick and it can’t control ore layers) and TC 47 (ore layers are missing due to fault) according to Chemical Geology Exploration Institute, Hunan Province. The trenches and sampling are all following State Code of Original Geology Logging General Principles for Solid Mineral Exploration Registration (china) and data has been logged in time.

Basic assay samples all came from channel sampling of trench projects and the samples are representative and following China State Code and Geology Standard. The scale of channel sampling is 5cm*3cm and the length is mainly 1m, separately sampled from different layers. Totally, 391 samples have been sampled from ore layers and their top and bottom plates. The samples have been prepared in time according with ID, tag, record and onsite logs. Small weight samples have been collected with representative year by year in history and certain related relationship has been detected between density of phosphorite and P2O5 content. In general, the density and grade are with positive correlation. The petrology identification and testing samples are coming during onsite geology section survey to determine the lithology and mineral compositions. Totally, 73 samples have been collected. Based on basic assay results, composite sample has been made on backup samples from selected representatives 12 trenches to determine the useful and harmful components in the ore.

There are at least ten exploration adits driven into favorable locations along the mountain side. The artisans essentially find an outcrop move six to ten meters below the bed and drive into the mountain. Those adits, intersect the phosphorite and are turned into producing mines. By building a chute off the end of the waste pile at the entrance to the adit, the infrastructure for an artisanal mining operation is complete. The transportation infrastructures is completed by building a service road under the chute and loading the phosphorite onto the truck for haulage to the buyer in Chenxi. Contract haulers do the hauling. No drilling has been done on the property. Some exploratory trenching has been done at the various outcrops along the sidehill to test the validity of the above described adit exploration methods. Five samples were collected by Norm Tribe - an independent geologist from the active adits along the strike of the phosphorite bed. The results vary from 19.40% P2O5 to 32.86% P2O5. The assays of the samples collected serve to verify the existence and grade of the deposit.

Hunan has a humid, subtropical climate. The monsoon rain falls mostly in April, May, and June. July and August are hot and humid. Annual rainfall is 1,250 - 1,750 millimeters (49.2 to 68.9 inches) in Chenxi and is probably higher at the property due to an increase in elevation. Temperatures are 4oC to 8oC in January and 26oC to 30oC in July. The area is said to have a variety of animals including 70 kinds of mammals, including tigers, bears and macaques, 310 kinds of birds, over 70 kinds of creeping animals and over 160 kinds of fish. The mining permit is in mountainous terrain with steep hill sides forested with native species and some planted pine forest. No wildlife was noted in the area. The valley bottoms are developed into terraced rice paddies. The coincident phosphate deposits which have been cut by the erosion of the steeply incised valleys has rendered these valley bottoms very fertile. Local infrastructure is at a low level but adequate for small mining. The roads are adequate for start up, the population is moderate with a collection of experienced miners available in the area. A moderate level power line passes through the property but would require upgrading for heavy industrial use. Artisanal miners working the property at this time are using readily available trucking contractors, to haul their product to the railhead. Railhead infrastructure is available 58 kilometers away at Chenxi. Water is abundant in the valley bottoms but will require some infrastructure to accommodate the mining. Telecommunication is very good. Cellular phone can be accessed in the property area. Transportation is good and truck can arrive in the property area.

As of May 31, 2012, the Company has incurred mineral property costs of $158,330 on the Gaoping Phosphate property

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is traded on the OTC QB under the symbol “SGGV”. The table below sets forth the high and low sales prices for the Company’s common stock for the fiscal years ended May 31, 2011 & 2012. The quotations below reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Quarter Ended	High ($)	Low ($)
August 31, 2010	0.05	0.02
November 30, 2010	0.13	0.02
February 28, 2011	0.36	0.06
May 31, 2011	0.26	0.15
August 31, 2011	0.23	0.13
November 30, 2011	0.14	0.06
February 29, 2012	0.15	0.04
May 31, 2012	0.14	0.08

Pacific Stock Transfer Company is the registrar and transfer agent for our common shares, and is located at Suite 403, 4045 South Spencer Street, Las Vegas, NV 89119 (Telephone: (702) 361-3033; Facsimile: (702) 433-1979).

On August 27, 2012, we had 75,730,341 shares of common stock outstanding and we had approximately 60 stockholders of record plus common shares held by brokerage clearing houses, depositories or other entity.

Dividend Policy

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

Equity Compensation Plan Information

On February 3, 2004, the Board of Directors of the Company approved the 2004 Stock Option Plan, which was also approved at the Company’s Annual Meeting of Shareholders on January 17, 2005, and registered on May 12, 2004. Pursuant to the stock option plan, the number of shares that may be issued under the plan may not exceed 15% of the issued and outstanding shares of the company. As of May 31, 2012, 15% of the issued and outstanding shares of the Company were 11,359,551.

On April 27, 2011, the Company granted 4,700,000 stock options to directors, officers and consultants at an exercise price of $0.25 each expiring on February 3, 2019. The options were vested immediately.

On November 3, 2011, the Company granted 500,000 stock options to a consultant at an exercise price of $0.25 each expiring on February 3, 2019. The options were vested immediately.

At May 31, 2012, there were 5,200,000 stock options outstanding with an exercise price at $0.25 each expiring on February 3, 2019.

Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
5,200,000	$0.25	6,159,551

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

Each Series “A” warrant entitles the holder thereof the right to purchase one common share at $0.50 per share expiring on the earlier of:

1)	February 15, 2013; or
2)	The 30th day after the day on which the weighted average trading price of the Company's shares exceeds $0.80 per share for 20 consecutive trading days.

Upon exercise of the Series "A" Share Purchase Warrant at $0.50 each, the holder will receive one Common Share of the Company and a Series "B" Share Purchase Warrant exercisable at $1.00 expiring one year after the occurrence of either (1) or (2) as described above.

As of May 31, 2012 the Company has a total of 3,817,500 and 20,752,500 Series “A” and “D” share purchase warrants outstanding, respectively.

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

The Agreements required an investment company to be incorporated in Hong Kong (the “Investment Company”) which is to be owned 20% by the Hongyu Shareholders and 80% by Sterling. On October 13, 2010, the Investment Company was incorporated in Hong Kong under the name Silver Castle Investments Ltd. (“Silver Castle”). Silver Castle acquired 90% of Hongyu with the other 10% of Hongyu transferred to the nominees of Sterling. Upon completion of this acquisition, Hongyu became a Hong Kong / China joint venture company. Sterling received all required approvals from Chinese authorities for the completion of its acquisition of Hongyu pursuant to the Agreements dated October 18, 2010. Sterling paid a total RMB 2,000,000 ($310,438) to the Hongyu Shareholders with RMB 200,000 (US$30,934) paid as down payment on December 14, 2010 and the remaining RMB1,800,000 ($279,504) paid on July 8, 2011 for completion of the transaction.

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

When requested by Sterling, the Hongyu Shareholders agreed to sell their 20% interest in the Investment Company to Sterling for the issuance of 10,000,000 common shares of Sterling’s capital stock. On July 5, 2011, Sterling issued 10,000,000 shares to the Hongyu Shareholders with the closing market price of the shares at $0.22 for acquiring the remaining 20% equity interest in Silver Castle from the Hongyu Shareholders. As a result of this transaction, Sterling effectively controls 100% of Hongyu through its wholly owned subsidiary, Silver Castle Investments Ltd. which holds 90% of Hongyu with the other 10% held by the nominees of Sterling.

Sterling through its subsidiary company, Silver Castle Investments Ltd., also signed a letter of intent for a larger area known as Tanjiachang Exploration Concession with Chenxi County Merchants Bureau, Hunan Province, China. Tanjiachang Exploration Concession is surrounding the Gaoping Mining permit.

Hongyu is currently working on putting its phosphate deposit into production. Hongyu currently has received conditional safety approval from Supervision and Management Bureau for Safety Operation of Chenxi County, and approval for power line construction and the explosive operation permit. Hongyu has also signed a mining agreement with mining contractor -Yichang Rongchang Mining Co. Ltd to be operator of the mining and production activities on the project. Currently, accommodation for mining staff has been completed and excavation works has started. A 200 KW transformer is expected to be received at the mining site soon and this will allow power to be switched on.

Results of Operations

The Company had no operating revenue except interest income of $491 for the year ended May 31, 2012 and interest income of $140 for the year ended May 31, 2011. The comprehensive loss decreased to $820,745 for the year ended May 31, 2012, as compared to $1,863,448 for the year ended May 31, 2011 mainly due to the decrease of consulting fees for stock-based compensation expenses of $424,479 for year ended May 31, 2012 and $1,692,526 for year ended May 31, 2011 with respect to granting options and the extension of Series “D” warrants.

For the year ended May 31, 2012 relative to the year ended May 31, 2011, audit and professional fees increased by $37,219, shareholder information and investor relations increased by $68,689, and mineral property cost increased by $158,330.

The Company also incurred expenses on the following related party transactions during the year ended May 31, 2012:

(a)

The Company was charged consulting fees for administrative, corporate, financial, engineering, and management services during the year ended May 31, 2012 totaling $23,981 (2011: $23,840) by companies controlled by a director of the Company.

(b)

The Company was charged rental fees included in general and administrative expense during the year ended May 31, 2012 totaling $nil (2011: $1,091) respectively by a company controlled by a director of the Company.

(c)	Cash held in trust at May 31, 2012 includes $nil (2011: $43,312) held in trust by a director of the Company for the Company related expenses.

(d)	Included in accounts payable and accrued liabilities is $463,971 (2011: $524,233) which was due to companies controlled by the directors of the Company for their services provided.

The Company expects the trend of losses to continue.

Liquidity and Working Capital

As of May 31, 2012, the Company had total current assets of $1,314,325, and total liabilities of $476,069. As of May 31, 2012, the Company had cash and cash held in trust of $1,262,278 and working capital of $838,256.

Cash used in operating activities for the year ended May 31, 2012 was $379,773 as compared to cash used in operating activities for the year ended May 31, 2011 of $140,649. The increase in cash used in operating activities was primarily due to the increase in cash expenditures for audit and professional fees as well as the increase of mineral property cost.

On June 21, 2012, the Company received the full payment of RMB10,000,000 (approximately $1,570,200) for the sale of the Dangxiongcuo (DXC) Salt Lake Project located in Tibet, China. As a result, the Company’s working capital increased accordingly.

If all warrants and stock options are exercised, the company will receive approximately $10 million and issue 33,587,500 shares at an average price of $0.30.

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

Off-Balance Sheet Arrangements

As of May 31, 2012, we were not involved in any form of off-balance sheet arrangement.

Application of Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates under different assumptions or conditions. There have been no material changes to these estimates for the periods presented in this report.

We believe that of our significant accounting policies, which are described in Note 2 to our annual financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, the following policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations

Mineral Property Costs

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

Management reviews the carrying value of mineral properties at least annually and will recognize impairment in value based upon current exploration results, and any impairment or subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations. Mineral property exploration costs are expensed as incurred. Exploration activities conducted jointly with others are reflected at the Company’s proportionate interest in such activities. As at May 31, 2012 and 2011, the Company did not have proven or probable ore reserves.

Stock-based Compensation

On June 1, 2006, the Company accounts for stock-based compensation in accordance with ASC Topic 718-10, Compensation -Stock Compensation – Overall.

In accordance with ASC 718-10, the compensation expense is amortized on a straight- line basis over the requisite service period which approximates the vesting period. ASC Topic 718-10 requires excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid. The Company has elected to use the Black-Scholes option pricing model to determine the fair value of options and the extension of the expiry date of share purchase warrants previously granted. The Company has estimated the fair value of share purchase warrants and options for the years ended May 31, 2012 and 2011 using the assumptions more fully described in Note 6(b) & (c) to the financial statements

Foreign Currency Translation

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

At May 31, 2012, the Company had not yet achieved profitable operations and has accumulated losses of $6,342,950 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Sterling is involved in the development of Phosphate in Hunan, China. The projects are not yet commercial and have not reached profitability.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders of
Sterling Group Ventures, Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Sterling Group Ventures, Inc. (the "Company") (An Exploration Stage Company) and its subsidiaries as of May 31, 2012 and 2011, and the related consolidated statements of operations, cash flows and changes in stockholders' equity (capital deficit) for the years then ended and for the period from July 27, 1994 (Date of Inception) to May 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Group Ventures, Inc. and its subsidiaries as of May 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and for the period from July 27, 1994 (Date of Inception) to May 31, 2012, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the exploration stage, has not yet achieved profitable operations and is dependent on its ability to raise capital from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. These factors, along with other matters as set forth in Note 1, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Canada LLP

Chartered Accountants

Vancouver, Canada
August 29, 2012

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
May 31, 2012 and 2011

Stated in U.S. dollars	2012	2011

ASSETS

Current Assets
Cash	$1,262,278	$2,095,515
Cash held in trust - Note 5	-	43,312
GST/HST receivable	20,418	7,917
Prepaid expenses and other receivable	31,629	75,187
Total current assets	1,314,325	2,221,931

Advance on investment - Note 3(a)	-	55,945
Property and equipment - Note 4	153,392	1,358
Environmental deposit - Note 3(a)	123,990	-
Mineral Properties - Note 3(a)	3,148,740	-
Total Assets	$4,740,447	$2,279,234

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and other accrued liabilities - Note 5	$476,069	$551,277

Deferred income tax liability - Note 3(a)	732,687	-
	1,208,756	551,277

Stockholders' Equity
Common Stock : $0.001 Par Value - Note 6
Authorized : 500,000,000
Issued and Outstanding : 75,730,341 (2011: 65,730,341)	75,730	65,730
Additional Paid In Capital - Note 6	9,799,493	7,185,014
Accumulated Other Comprehensive Loss	(582)	(582)
Deficit accumulated during the exploration stage	(6,342,950)	(5,522,205)
Total Stockholders' Equity	3,531,691	1,727,957

Total Liabilities and Stockholders' Equity	$4,740,447	$2,279,234

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS & COMPREHENSIVE LOSS
For the years ended May 31, 2012 and 2011 and
for the period from July 27, 1994 (date of inception) to May 31, 2012

			July 27, 1994
			(Date of
			inception)
	Years ended May 31,		to May 31,
Stated in U.S. dollars	2012	2011	2012

Expenses
Accounting, audit, legal and professional fees	$112,596	$75,377	$622,997
Bank charges	680	551	3,145
Consulting fees - Note 5, 6 (b), (c)	450,577	1,718,732	3,834,659
Depreciation - Note 4	3,708	103	13,110
Filing fees and transfer agent	12,074	7,069	60,763
Foreign exchange loss (gain)	(22,545)	18,269	(27,702)
General and administrative - Note 5	2,996	6,756	126,967
Mineral property costs - Note 3	158,330	-	1,422,724
Printing and mailing	5,549	-	22,432
Shareholder information and investor relations	85,987	17,298	164,515
Travel and entertainment	11,284	19,433	157,755
Recovery of doubtful collection	-	-	(272,358)
Allowance for doubtful collection	-	-	246,708

	(821,236)	(1,863,588)	(6,375,715)

Other item
Interest income	491	140	32,765

Net loss for the period	$(820,745)	$(1,863,448)	$(6,342,950)

Currency translation adjustment	-	1	(582)

Comprehensive loss for the period	$(820,745)	$(1,863,447)	$(6,343,532)

Basic and diluted loss per share	$(0.01)	$(0.04)

Weighted average number of shares outstanding	74,774,057	50,337,093

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
For the period from July 27, 1994 (date of inception) to May 31, 2012
(unaudited)

					Deficit
				Accumulated	Accumulated
		Stock	Additional	Other	During The
	Common	Amount At	Paid In	Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Income (Loss)	Stage	Total

Balance, July 27, 1994 (Date of inception)	-	$-	$-	$-	$-	$-
Common stock	1	1	-	-	-	1
Amount contributed by director	-	-	1,881	-	-	1,881
Net loss for the periods	-	-	-	-	(7,902)	(7,902)
Balance, May 31, 2001	1	$1	$1,881	$-	$(7,902)	$(6,020)
Net loss of the year	-	-	-	-	(1,860)	(1,860)
Balance, May 31, 2002	1	$1	$1,881	$-	$(9,762)	$(7,880)
Net loss of the year	-	-	-	-	(1,360)	(1,360)
Balance, May 31, 2003	1	$1	$1,881	$-	$(11,122)	$(9,240)
Reverse acquisition	(1)	(1)	(1,881)	-	-	(1,882)
Issuance of common shares for reverse acquisition	25,000,000	25,000	(23,119)	-	-	1,881
Outstanding common shares of Company prior to acquisition	11,360,000	11,360	(10,883)	(583)	-	(106)
Issuance of shares for cash pursuant to a private placement - at $0.50	1,766,000	1,766	881,234	-	-	883,000
Stock-based compensation	-	-	368,641	-	-	368,641
Net loss of the year	-	-	-	-	(527,446)	(527,446)
Balance, May 31, 2004	38,126,000	$38,126	$1,215,873	$(583)	$(538,568)	$714,848
Issuance of shares for cash pursuant to a private placement - at $0.50	1,950,000	1,950	973,050	-	-	975,000
Issuance of shares for finder's fee of private placement	101,500	102	50,648	-	-	50,750
Finders' fees	-	-	(50,750)	-	-	(50,750)
Issuance of shares for services rendered	100,000	100	41,900	-	-	42,000
Net loss of the year	-	-	-	-	(818,954)	(818,954)
Balance, May 31, 2005	40,277,500	$40,278	$2,230,721	$(583)	$(1,357,522)	$912,894
Net loss for the year	-	-	-	-	(461,201)	(461,201)
Balance, May 31, 2006	40,277,500	$40,278	$2,230,721	$(583)	$(1,818,723)	$451,693
Issuance of shares for cash pursuant to a private placement - at $0.15	2,750,300	2,750	409,795	-	-	412,545
Issuance of shares for finder's fee of private placement	123,690	124	21,522	-	-	21,646
Finders' fees	-	-	(21,646)	-	-	(21,646)
Share issuance costs	-	-	(3,687)	-	-	(3,687)
Issuance of shares for services rendered	350,000	350	48,650	-	-	49,000
Net loss for the year	-	-	-	-	(864,485)	(864,485)

					Deficit
				Accumulated	Accumulated
		Stock	Additional	Other	During The
	Common	Amount At	Paid In	Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Income (Loss)	Stage	Total

Balance, May 31, 2007	43,501,490	$43,502	$2,685,355	$(583)	$(2,683,208)	$45,066

Issuance of shares for services rendered at $0.06	324,685	324	19,156	-	-	19,480
Revaluation of share purchase warrants	-	-	409,525	-	-	409,525
Net loss for the year	-	-	-	-	(516,440)	(516,440)
Balance, May 31, 2008	43,826,175	$43,826	$3,114,036	$(583)	$(3,199,648)	$(42,369)
Revaluation of share purchase warrants	-	-	83,852	-	-	83,852
Net loss for the year	-	-	-	-	(245,405)	(245,405)
Balance, May 31, 2009	43,826,175	$43,826	$3,197,888	$(583)	$(3,445,053)	$(203,922)
Revaluation of share purchase warrants	-	-	91,704	-	-	91,704
Net loss for the year	-	-	-	-	(213,704)	(213,704)
Balance, May 31, 2010	43,826,175	$43,826	$3,289,592	$(583)	$(3,658,757)	$(325,922)
Issuance of shares for cash pursuant to a private placement - at $0.10	20,000,000	20,000	1,980,000	-	-	2,000,000
Issuance of shares for finder's fee of private placement	752,500	752	(752)	-	-	-
Issuance of shares for execise of "C" warrants - at $0.18	801,666	802	143,498	-	-	144,300
Issuance of shares for services rendered	350,000	350	80,150	-	-	80,500
Stock-based compensation	-	-	1,692,526	-	-	1,692,526
Currency translation adjustment	-	-	-	1	-	1
Net loss for the period	-	-	-	-	(1,863,448)	(1,863,448)
Balance, May 31, 2011	65,730,341	$65,730	$7,185,014	$(582)	$(5,522,205)	$1,727,957
Issuance of shares for acquisition of the subsidiary - at $0.22	10,000,000	10,000	2,190,000	-	-	2,200,000
Stock-based compensation	-	-	424,479	-	-	424,479
Net loss for the year	-	-	-	-	(820,745)	(820,745)
Balance, May 31, 2012	75,730,341	$75,730	$9,799,493	$(582)	$(6,342,950)	$3,531,691

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended May 31, 2012 and 2011 and
for the period from July 27, 1994 (date of inception) to May 31, 2012

			July 27, 1994
			(Date of
			inception)
	Years ended May 31,		to May 31,
Stated in U.S. dollars	2012	2011	2012
Cash flows from operating activities
Net loss for the period	$(820,745)	$(1,863,448)	$(6,342,950)
Adjustments to reconcile net loss to net cash used in operating activities
Stock compensation expenses	424,479	1,692,526	3,070,727
Depreciation	3,708	103	13,110
Permit and engineering studies	-	-	150,000
Shareholder information and investor relations	-	80,500	100,947
Accounting, audit and legal fees	-	-	49,000
Unrealized FV adjustment on cash	(3,300)	1	(3,405)

Changes in non-cash working capital items related to operations
GST/HST refundable	(12,501)	(3,917)	(20,418)
Prepaid expenses and other receivable	43,533	(75,175)	(10,101)
Accounts payable and accrued liabilities	(14,947)	28,761	555,810
Net cash used in operating activities	(379,773)	(140,649)	(2,437,280)

Cash flows from investing activities
Advance on investment	-	(55,945)	(205,945)
Additions to property and equipment	(155,863)	(1,414)	(166,623)
Additions to mineral properties	(280,651)	-	(280,651)
Net change in cash held in trust	43,312	(43,279)	-
Net cash used in investing activities	(393,202)	(100,638)	(653,219)

Cash flows from financing activities
Net proceeds on issuance of common stock	-	2,144,300	4,411,158
Amounts contributed by director	(60,262)	-	(58,381)
Net cash provided by (used in) financing activities	(60,262)	2,144,300	4,352,777

Net increase (decrease) in cash	(833,237)	1,903,013	1,262,278
Cash - beginning of period	2,095,515	192,502	-
Cash - end of period	$1,262,278	$2,095,515	$1,262,278

Cash paid for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash Transactions :
Issuance of shares for commission paid to broker for private placement	$-	$75,250	$147,646
Issuance of shares for services rendered	$-	$80,500	$171,500
Issuance of shares for settlement of accounts payable	$-	$-	$19,480
Issuance of share purchase warrants for finder's fee paid to broker for private placement	$-	$-	$11,477
Issuance of shares for acquisition of the subsidiary	$2,200,000	$-	$2,200,000

See accompanying notes to consolidated financial statements

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2012
(Stated in US Dollars)

Note 1	Nature of Operations and Ability to Continue as a Going Concern

Sterling Group Ventures, Inc. was incorporated in the State of Nevada on September 13, 2001 and its fiscal year-end is May 31. On January 20, 2004, the Company acquired all of the issued and outstanding shares of Micro Express Ltd. (“Micro”), which was incorporated on July 27, 1994. The business combination was accounted for as a reverse acquisition whereby the purchase method of accounting was used with Micro being the accounting acquirer and the Company being the accounting subsidiary. The cumulative figures are shown on a reverse acquisition basis with respect to the accounting acquirer’s date of inception, July 27, 1994.

Sterling Group Ventures, Inc. (the “Company”) is in the exploration stage. The Company has entered into joint venture agreements to explore and develop mineral properties located in China and has not yet determined whether these properties contain reserves that are economically recoverable. The recoverability of amounts from these properties will be dependent upon the discovery of economically recoverable reserves, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the joint venture agreements and to complete the development of the properties and upon future profitable production or proceeds from the sale thereof.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown as these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2012, the Company incurred a net loss of $820,745 during the year ended May 31, 2012 and the cumulative loss of $6,342,950 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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
May 31, 2012
(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies – (cont’d)

Exploration Stage Company

The Company complies with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities” and Exchange Commission Act Guide 7 for its characterization of the Company as an exploration stage company. Since its inception, the Company has been in the exploration stage. Planned activities involve bringing to production the phosphate property located in China.

Principles of Consolidation

The Company’s subsidiaries were all incorporated under the laws of the Territory of the British Virgin Islands on the following dates: Micro Express Holdings Inc. was incorporated on February 25, 2004; Micro Express Ltd. was incorporated on July 27, 1994; Huyana Ventures Limited was incorporated on August 18, 2004; Makaelo Holdings Inc. was incorporated on March 21, 2005, Makaelo Limited was incorporated on February 14, 2005, Silver Castle Investments Ltd. was incorporated in Hong Kong on October 13, 2010, and Chenxi County Hongyu Mining Co. Ltd. was incorporated in China on July 4, 2006.

Mineral Properties

Costs of acquiring mineral properties are capitalized by the project area unless the mineral properties do not have proven reserves. Costs to maintain mineral rights and leases are expensed as incurred. When a property reaches the production state, the related capitalized costs are amortized using the unit of production method on the basis of annual estimates of ore reserves. Management reviews the carrying value of mineral properties at least annually and will recognize impairment in value based upon current exploration results, and any impairment or subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations. Mineral property exploration costs are expensed as incurred. Exploration activities conducted jointly with others are reflected at the Company’s proportionate interest in such activities. As at May 31, 2012 and 2011, the Company did not have proven or probable ore reserves.

Impairment of Long-lived Assets

In accordance with ASC Topic 360-10, “Property, Plant and Equipment - Overall”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Asset Retirement Obligations

The Company recognizes the fair value of a liability for an asset retirement obligation in the year in which it is incurred when a reasonable estimate of fair value can be made. The carrying amount of the related long-lived asset is increased by the same amount as the liability.

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation. The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. No asset retirement obligation was required to be recognized at May 31, 2012 and 2011.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2012
(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies – (cont’d)

Property and Equipment

Property and equipment is stated at cost. Depreciation is primarily computed using the straight-line method, by charges to operations in amounts estimated to allocate the cost of the assets over their estimated useful lives, as follows:

Asset classification	Estimated useful life

Computer equipment	3 years
Automobile	5 years
Office equipment	3 years
Machinery	3 years

Income Taxes

The Company accounts for income taxes under the provisions of ASC Topic 740, “Income Taxes”. Under ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income taxes are provided using the liability method. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax basis of an asset or liability is the amount attributed to that asset or liability for tax purposes. The effect on deferred taxes of a change in tax rates is recognized in income in the period of change. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of, the deferred tax assets will not be realized.

ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties accrued on unrecognized tax benefits within general and administrative expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in general and administrative expenses in the period that such determination is made. The tax returns for fiscal 2010, through 2012 are subject to audit or review by the US tax authority, where as fiscal 2006 through 2012 are subject to audit or review by the Canadian tax authority.

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
May 31, 2012
(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies – (cont’d)

Fair Value of Financial Instruments – (cont’d)

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

The Company did not have any assets or liabilities stated at fair value utilizing Level 1, Level 2 or Level 3 inputs as at May 31, 2012 or 2011.

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

Basic Loss per Share

The Company reports basic loss per share in accordance with the ASC Topic 260-10, “Earnings Per Share - Overall”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back any convertible preferred dividend and the after-tax amount of interest in the period associated with any convertible debt. The numerator is also adjusted for any other changes in income or loss that would result from the assumed conversion of these potential common shares. Common share equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net loss position at the calculation date. At May 31, 2012, the Company had 29,770,000 (2011 – 29,270,000) common share equivalents in respect to options and warrants. Because the Company incurred a loss, the dilutive impact of the outstanding options and warrants have been excluded as the impact would be anti-dilutive.

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of May 31, 2012, the Company’s maximum exposure to credit risk is the carrying value of the Company’s cash, cash held in trust, and other receivables. The market in China is monitored by the central government, which could impose taxes or restrictions at any time which would make operations unprofitable and infeasible and cause a write-off of investment in the mineral properties. Other factors include political policy on foreign ownership, political policy to open the doors to foreign investors, and political policy on mineral claims and metal prices.

Comprehensive Loss

The Company reports comprehensive income (loss) in accordance with ASC Topic 220-10, “Comprehensive Income - Overall”. Comprehensive loss is comprised of foreign currency translation adjustments.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2012
(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies – (cont’d)

Foreign Currency Translation

Foreign currency transactions are translated into US dollars, the functional and reporting currency of the Company, by the use of the exchange rate in effect at the date of the transaction, in accordance with ASC Topic 830-20, “Foreign Currency Matters - Foreign Currency Translation”.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718-10, Compensation - Stock Compensation – Overall. Under this application, the Company is required to record compensation expense, based on the fair value of the awards. In accordance with ASC 718-10, the compensation expense is amortized on a straight-line basis over the requisite service period. ASC Topic 718-10 requires excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid.

The Company has elected to use the Black-Scholes option pricing model to determine the fair value of the options and the extension of the expiry dates of share purchase warrants previously granted. The Company has estimated the fair value of the options and share purchase warrants for the years ended May 31, 2012 and May 31, 2011 using the assumptions more fully described in Note 6(b) and (c).

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
May 31, 2012
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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This ASU is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying U.S. GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed. This ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of this ASU is not expected to have a significant impact on the Company’s fair value measurements, financial condition, results of operations or cash flows as the company’s financial instruments’ carrying values approximate fair value due to their short term nature.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This ASU will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard became effective for interim and annual periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s financial statements.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2012
(Stated in US Dollars)

Note 3	Mineral Properties

A summary of mineral properties costs for the cumulative period from date of inception (July 27, 1994) to May 31, 2012 were incurred and accounted for in the consolidated statement of operations as follows:

	DXC	Gaoping
	Salt Lake	Phosphate
Summary of mineral property expenditures	Property	Property	Total

Balance, May 31, 2005	$-		$-
Administrative	5,560	-	5,560
Consulting fees	46,629	-	46,629
Engineering studies	26,933	-	26,933
Feasibility study	29,080	-	29,080
Geophysical study	31,114	-	31,114
Legal fees	623	-	623
Topography measurement	32,266	-	32,266
Travel	30,953	-	30,953
Wages and benefits	33,601	-	33,601
Balance, May 31, 2006	236,759	-	236,759
Administrative	5,200	-	5,200
Consulting fees	134,580	-	134,580
Engineering studies	38,063	-	38,063
Mining permit	382,920	-	382,920
Topography measurement	15,001	-	15,001
Legal fees	9,695	-	9,695
Travel	53,262	-	53,262
Wages and benefits	35,687	-	35,687
Balance, May 31, 2007	911,167	-	911,167
Administrative	706	-	706
Consulting fees	60,548	-	60,548
Travel	5,456	-	5,456
Legal fees	11,566	-	11,566
Balance, May 31, 2008	989,443	-	989,443
Administrative	867	-	867
Consulting fees	27,890	-	27,890
Travel	16,959	-	16,959
Legal fees	7,008	-	7,008
Balance, May 31, 2009	1,042,167	-	1,042,167
Balance, May 31, 2010	1,042,167	-	1,042,167
Balance, May 31, 2011	1,042,167	-	1,042,167
Administrative	-	11,736	11,736
Consulting fees	-	1,367	1,367
Engineering studies	-	959	959
Feasibility study	-	3,143	3,143
Field supplies	-	3,639	3,639
Project design and safety reports	-	25,143	25,143
Technical reports	-	39,663	39,663
Travel & promotion	-	35,324	35,324
Wages and benefits	-	37,356	37,356
Balance, May 31, 2012	$1,042,167	$158,330	$1,200,497

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2012
(Stated in US Dollars)

Note 3	Mineral Properties – (cont’d)

Not included in the table above was a total of $222,227 of costs incurred on other properties which were abandoned during the years ended May 31, 2006, 2007 and 2009.

a) Gaoping Phosphate Property

On October 18, 2010, the Company signed two agreements (the "Agreements") with Chenxi County Hongyu Mining Co. Ltd. ("Hongyu") and its shareholders ("Hongyu Shareholders") regarding the Gaoping phosphate mine (the "GP Property") located in Tanjiachang village, Chenxi County, Hunan Province, China and other phosphate resources in Hunan Province. Hongyu holds a business license and a mining permit in the GP Property which is in effect until November 10, 2014.

The Agreements required an investment company to be incorporated in Hong Kong (the “Investment Company”) which was to be owned 20% by the Hongyu Shareholders and 80% by the Company. On October 13, 2010, the Investment Company was incorporated in Hong Kong under the name Silver Castle Investments Ltd. (“Silver Castle”). Silver Castle acquired 90% of Hongyu with the other 10% of Hongyu transferred to the nominees of the Company. During the acquisition phase, the Company ensured that Hongyu’s net assets retained a minimum value of RMB 5,000,000 ($771,545). Upon completion of this acquisition, Hongyu became a Hong Kong / China joint venture company. The Company received all required approvals from Chinese authorities for the completion of its acquisition of Hongyu pursuant to the Agreements dated October 18, 2010. The Company paid RMB 200,000 ($30,934) to the Hongyu shareholders as a down payment on December 14, 2010, the Company also deferred $25,083 of legal fees related to the acquisition of Hongyu which was recorded as Advance on Investment as at May 31, 2011. The remaining RMB1,800,000 ($279,504) was paid on July 8, 2011, to complete the transaction, for a total of RMB 2,000,000 ($310,438).

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

There were no liabilities assumed during the acquisition. Details of the purchase consideration and net assets acquired are as follows:

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2012
(Stated in US Dollars)

Note 3	Mineral Properties – (cont’d) a) Gaoping Phosphate Property – (cont’d)

Purchase price:
Cash consideration (1)	$310,438
Common shares (1)	2,200,000
Transaction costs (2)	27,749
$2,538,187

Allocated to:
Environmental deposit	$122,134
Mineral property	3,148,740
Deferred tax liability	(732,687)
$2,538,187

(1)

Consideration paid consisted of an aggregate cash payment of RMB2,000,000 ($310,438) and issuance of 10,000,000 shares of common stock at $0.22 per share which was the closing price of the Company’s shares on the date of acquisition.

Incurred in connection with the acquisition were transaction costs of $27,749 which were included as part of the purchase consideration.

As of May 31, 2012, the Company has incurred mineral property costs of $158,330 on this property which have been expensed to the statement of operations as disclosed in the table above.

b) Dangxiongcuo Salt Lake Project

On September 16, 2005, the Company, through its wholly owned subsidiary, Micro Express Holdings Inc. (“Micro”), signed an agreement (the “Mianping Agreement”) with Beijing Mianping Salt Lake Research Institute (“Mianping”) for the development of Dangxiongcuo salt lake property (“DXC Salt Lake”) in Nima county of Naqu district in Tibet, China.

Pursuant to the Mianping Agreement, the parties agreed to set up a Cooperative Company, (the “Cooperative”) to develop the DXC Salt Lake. The objective of the Cooperative was to use the funds provided by the Company and the skills and technology provided by the other party to produce lithium carbonate and borate from brine. The Company, through Micro, was to own 65% of the Cooperative. It was anticipated that the total investment in the Cooperative would be approximately 240 million RMB (or approximately US$35 million). The Cooperative Company was never set up. On July 3, 2007, Micro received a letter from the other party to the Mianping Agreement stating that the agreement between Micro and the other party should be deemed terminated as a result of lack of progress in the approval for the establishment of the joint venture company and was considering a lawsuit against the Company and Micro. Micro has responded that the other party’s claim has no legal grounds as the lack of progress was not caused by Micro. There has been no legal action to date and none is expected. By letter dated August 25, 2008, Mianping has confirmed that the agreement dated September 16, 2005 was terminated effective July 8, 2008. This agreement was replaced by the agreement with Zhong Chuan International Mining Holdings Co. Ltd. (“Zhong Chuan”) dated July 8, 2008 (“the Agreement”).

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2012
(Stated in US Dollars)

Note 3	Mineral Properties – (cont’d)

b) Dangxiongcuo Salt Lake Project – (cont’d)

The Company received verbal termination of the Agreement with Zhong Chuan in July 2009, as advised by third party legal counsel, at a meeting in Beijing, China. The Agreement, in effect, allows Zhong Chuan to terminate the Agreement if it pays the Company double the amount of funds paid by the Company to date to secure and develop the DXC Project. Zhong Chuan has not paid the required amount anticipated by the Agreement to date. The delay in payment has delayed the termination process. At this point, the termination was incomplete.

As Zhong Chuan did not fulfill the terms of the Agreement, DXC Salt Lake project was delayed again. The Company renegotiated with Mianping which still holds DXC Salt Lake project. On October 31, 2011, the Company and its wholly owned subsidiary, Micro Express Holdings Inc. (collectively "Micro Express"), signed an agreement (the "Termination Agreement") with Beijing Mianping Salt Lake Research Institute and Tibet Sunrise Mining Development Ltd. which is the actual control person of Beijing Mianping Salt Lake Research Institute (collectively "Sunrise") regarding amending and terminating the agreement dated September 16, 2005 between Micro Express Holdings Inc. and Beijing Mianping Salt Lake Research Institute for the development of the Dangxiongcuo (DXC) Salt Lake Project located in Nima County, Tibet, China ( the "Mianping Agreement").

Pursuant to the Termination Agreement, the parties have confirmed that when Sunrise completes its shareholder's change and increases its registered capital to RMB 100 million, Sunrise warrants and agrees to pay lump sum RMB 10 million (approximately $1,570,200) to Micro Express immediately in exchange of the original receipts in total amount of RMB 6,218,451 which Micro Express has spent for the DXC project and the receipt of RMB 3,781,549 from Micro Express. Upon receipt of full payment of RMB 10,000,000 (approximately $1,570,200) from Sunrise, Micro Express shall quitclaim all of its interest in and to the DXC project and the Mianping Agreement and amendments thereto, if any, shall be deemed to be null and void effective immediately. As of May 31, 2012, the Company received $nil from Sunrise.

As of May 31, 2012, the Company had incurred a total of $1,042,167 in mineral property costs on this property.

On June 21, 2012, the Company received the full payment of RMB 10,000,000 from Sunrise, and had quitclaimed all of its interest in and to the DXC lithium project and the Mianping Agreement and amendments thereto, if any, were null and void.

Note 4	Equipment

				May 31,
	May 31, 2012			2011
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value
Computer equipment	$12,574	$10,300	$2,274	$1,358
Automobile	58,037	2,554	55,483	-
Office equipment	3,494	254	3,240	-
Machinery	3,797	-	3,797	-
Construction in progress	88,598	-	88,598	-
	$166,500	$13,108	$153,392	$1,358

The depreciation for the year ended May 31, 2012 was $3,708 (2011: $103).

The construction in progress represents the cost incurred for the extension of electric power line to the mining site.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2012
(Stated in US Dollars)

Note 5	Related Party Transactions

The Company was charged consulting fees for administrative, corporate, financial, engineering, and management services during the year ended May 31, 2012 totaling $23,981 (2011: $23,840) by companies controlled by a director of the Company.

The Company was charged rental fees included in general and administrative expense during the year ended May 31, 2012 totaling $nil (2011: $1,091) respectively by a company controlled by a director of the Company.

Cash held in trust at May 31, 2012 includes $nil (2011: $43,312) held in trust by a director of the Company for Company related expenses.

Included in accounts payable and accrued liabilities is $463,971 (2011: $524,233) which was due to companies controlled by the directors of the Company for their services provided.

These transactions were measured at the exchange amount which represented the amount of consideration established and agreed to by the related parties.

Note 6	Capital Stock

a) Capital Stock

During the years ended May 31, 2004 and 2005, the Company completed a private placement of 3,716,000 units at $0.50 per unit for total proceeds of $1,858,000. Each unit consists of one common share and one share purchase warrant entitling the holder the right to purchase one common share at $0.75 per share, expiring on February 16, 2006 (the Series “A” Share Purchase Warrants). Upon exercise of the “A” share purchase warrant, an additional share purchase warrant will be granted at $1.00 per share, expiring February 16, 2007 (the Series “B” Share Purchase Warrants). An additional 101,500 units were issued as finders’ fees.

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

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2012
(Stated in US Dollars)

Note 6	Capital Stock - (cont’d)

b) Stock Options

During the year ended May 31, 2004, the Company granted 2,100,000 fully vested stock options to directors and officers of the Company at an exercise price of $0.50 per share. These stock options expired on February 3, 2009.

The Company accounts for its stock based compensation plans using the intrinsic value method whereby no compensation costs had been recognized in the financial statements for stock options granted to employees and directors. If the fair value method had been used for options granted, a fair value of $504,000 would be recorded as compensation expenses.

During the year ended May 31, 2004 the Company also granted 1,536,000 fully vested stock options to consultants at an exercise price of $0.50 per share. These stock option expired February 3, 2009. The fair value of options granted to non-employees and non-directors was $368,641 and had been recorded as stock-based compensation expense.

The fair value of each option grant was $0.24 and was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the options granted on February 3, 2004: dividend yield of 0%, expected volatility of 51.15%, risk-free interest rate of 3.26%, and an expected life of 5 years.

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

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

	2012	2011
Risk free interest rate	1.48%	2.74%
Expected life of options in years	7.26 years	7.83 years
Expected volatility	233.3%	238.7%
Dividend per share	$0.00	$0.00

During the year ended May 31, 2012, the weighted average fair value of options granted was $0.08 per share. The Company recognized a total stock based compensation expense of $40,000 for options granted and vested using the Black-Scholes option pricing model.

During the year ended May 31, 2011, the weighted average fair value of options granted was $0.25 per share. The Company recognized a total stock based compensation expense of $1,175,000 for options granted and vested using the Black-Scholes option pricing model.

At May 31, 2012, there were 5,200,000 stock options (2011: 4,700,000) outstanding and exercisable with an exercise price at $0.25 each expiring on February 3, 2019, an aggregate intrinsic value of $1,300,000 (2011: $1,175,000) and a weighted average remaining contractual term of 6.82 years (2011: 7.82).

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2012
(Stated in US Dollars)

Note 6	Capital Stock - (cont’d) c) Share Purchase Warrants

Changes in share purchase warrants for the years ended May 31, 2012 and 2011 are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Balance, May 31, 2010	6,691,490	$0.363
Granted	20,752,500	0.150
Exercised	(801,666)	0.180
Expired	(2,072,324)	0.180
Balance, May 31, 2011	24,570,000	$0.204

Granted	-	-
Exercised	-	-
Expired	-	-
Balance, May 31, 2012	24,570,000	$0.204

Share purchase warrants outstanding at May 31, 2012:

Series	Number	Price	Expiry Date
"A"	3,817,500	$0.50	February 15, 2013
"D"	20,752,500	$0.15	February 15, 2013
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

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2012
(Stated in US Dollars)

Note 6	Capital Stock - (cont’d)

c) Share Purchase Warrants - (cont’d)

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

On January 26, 2012, the Company re-extended the expiry date of 3,817,500 Series "A" share purchase warrants from February 16, 2012 to the earlier of February 15, 2013 or the close of business on the 30th day after a takeover bid for the Company's issued and outstanding share capital has been made by a third party and approved by the shareholders of the Company. The exercise price of the warrants remained unchanged at $0.50 per share. The additional fair value of the 3,817,500 extended life Series “A” Share Purchase Warrants was estimated at $25,832 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 155.80%, risk-free interest rates of 0.12% and expected life of 1.05 years.

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

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2012
(Stated in US Dollars)

Note 6	Capital Stock - (cont’d)

c) Share Purchase Warrants - (cont’d)

During the year ended May 31, 2011, 801,666 Series "C" Share Purchase Warrants with an exercise price of $0.18 per share were exercised for gross proceeds of approximately $144,300. On February 16, 2011, the remaining Series "C" Share Purchase Warrants expired unexercised.

On January 26, 2012, the Company extended the expiry date of the 20,752,500 Series "D" Share Purchase Warrants (the "D" Warrants) to the earlier of February 15, 2013 or the close of business on the 30th day after a takeover bid for the Company's issued and outstanding share capital has been made by a third party and approved by the shareholders of the Company. The exercise price of the "D" Warrants remains unchanged at $0.15 per share. The additional fair value of the 20,752,500 extended life Series “D” Share Purchase Warrants was estimated at $358,647 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 157.29%, risk-free interest rates of 0.12% and expected life of 1.05 years.

Note 7	Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies through amounts held in China in RMB: - Cash and Cash held in trust $10,924 (2011 - $43,312)

The Company is exposed to fluctuations in foreign currencies through amounts held in Canada in CAD: - Cash $50,850 (2011 - $58,390)

The Company is exposed to fluctuations in foreign currencies through amounts held in Hong Kong in HKD: - Cash $538 (2011 - $630)

Note 8	Deferred Tax Assets

The Company's income tax expense for the years ended May 31, 2012 and 2011 differed from the United States statutory rates:

	2012	2011

Effective tax rate	35%	35%

Statutory rate applied to loss before income taxes	$(287,300)	$(652,200)
Increase in income taxes resulting from:
Foreign income taxed at other than US statutory rates	13,600	1,800
Non-deductible expenses	-	-
Permanent differences	300	300
Other	-	(63,000)
Change in valuation allowance	273,400	713,100
Income tax expense	$-	$-

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2012
(Stated in US Dollars)

Note 8	Deferred Tax Assets – (cont’d)

The significant components of the Company’s deferred tax assets are as follows:

	2012	2011
Deferred income tax assets (liability)
Equipment	$4,600	$3,600
Mineral property and related deferred explorations	(732,700)	-
Stock based compensation	773,000	624,500
Net operating losses	1,133,800	1,009,900
	1,178,700	1,638,000
Valuation allowance	(1,911,400)	(1,638,000)
	$(732,700)	$-

At May 31, 2012, the Company has incurred accumulated net operating losses totaling approximately $3,283,000 (2011: $2,891,000) which are available to reduce taxable income in future taxation years. If not utilized to reduce future taxable income, the Company’s net operating loss carryforwards will expire as follows:

2022	7,000
2023	20,000
2024	159,000
2025	819,000
2026	461,000
2027	864,000
2028	107,000
2029	162,000
2030	122,000
2031	170,000
2032	392,000
$3,283,000

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

Note 9	Subsequent Events

On June 21, 2012, the Company received the full payment of RMB 10,000,000 ($1,570,200) from Sunrise for the sale of the DXC lithium project (Note 3).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures:

The management of the Company including its chief executive officer and chief financial officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act), as of the end of the period covered by this report and has concluded that the disclosure controls, and procedures were effective based upon their evaluation as of the end of the period covered by this report.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of the design and operation of the Company’s internal controls over financial reporting based on certain criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting is effective as of May 31, 2012.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected / Appointed
Richard Shao	President, Director, CFO	49	January 21, 2004
Raoul Tsakok	Chairman of the Board, CEO	62	January 21, 2004
Gerald Runolfson	Director	70	April 5, 2004
Robert Smiley	Director	68	June 6, 2007

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

Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of Mr. Raoul Tsakok, Mr. Richard Shao and Mr. Robert Smiley. Mr. Raoul Tsakok qualifies as an "audit committee financial expert" as defined in Item 407(5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. During the year ended May 31, 2012, the audit committee met six times. A copy of our audit committee charter is filed as an exhibit to the Form 10-K on August 28, 2009.

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

ITEM 11. EXECUTIVE COMPENSATION

(a) Officers' Compensation.

Compensation paid by the Company for all services provided up to the fiscal years ended May 31, 2012 and 2011 to each of the executive officers and to all officers as a group is set forth below.

SUMMARY COMPENSATION TABLE OF EXECUTIVES
(For fiscal years ended May 31, 2012 and 2011)

		Cash Compensation			Security Grants	TOTAL ($)
Name and Principal Position	Year ended May 31,	Salary ( $) (1)	Bonus ($)	All Other Compensation ( $) (2)	Option Awards ($)(3)
Richard Shao President	2012	0	0	0	0	0
	2011	0	0	0	50,000	50,000
Raoul Tsakok Chairman	2012	0	0	0	0	0
	2011	0	0	0	50,000	50,000
Kathy Wang Secretary	2012	0	0	23,981	0	23,981
	2011	0	0	23,840	75,000	98,840
Officers as A Group	2012	0	0	23,981	0	23,981
	2011	0	0	23,840	175,000	198,840

(1)	Executive officers did not receive any salary during the fiscal years ended May 31, 2012 or 2011.
(2)	The amounts listed under the Column entitled “All other Compensation” in the “Summary Compensation Table” related to consulting fees earned during the period reported.
(3)	Please refer Note 6(b) to the financial statements included herein.

(b) Directors' Compensation

Directors who are also officers receive no cash compensation for services as a director. However, the directors will be reimbursed for out-of-pocket expenses incurred in connection with attendance at board and committee meetings. The Company granted options to directors under its 2004 Incentive Stock Option Plan subsequently adopted.

SUMMARY COMPENSATION TABLE OF DIRECTORS
(For fiscal years ended May 31, 2012 and 2011)

		Cash Compensation			Security Grants		TOTAL ($)
Name and Principal Position	Year ended May 31,	Annual Retainer Fees ($)	Meeting Fees ($)	Consulting Fees/ Other Fees ( $)	Option Awards ($)(1)	All Other Compensation ($)
Raoul Tsakok Director	2012	0	0	0	0	0	0
	2011	0	0	0	150,000	0	150,000
Richard Shao Director	2012	0	0	0	0	0	0
	2011	0	0	0	150,000	0	150,000
Gerald Runolfson Director	2012	0	0	0	0	0	0
	2011	0	0	0	150,000	0	150,000
Robert G. Smiley Director	2012	0	0	0	0	0	0
	2011	0	0	0	150,000	0	150,000
Directors as a Group	2012	0	0	0	0	0	0
	2011	0	0	0	600,000	0	600,000

(1)	Please refer Note 6(b) to the financial statements included herein.

During the year ended May 31, 2011, we granted 3,100,000 stock options to our directors or officers. The options are granted at an exercise price of $0.25 per share and expiring on February 3, 2019.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
(For fiscal years ended May 31, 2012)

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 27, 2012, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated. As of August 27, 2012, there were 75,730,341 common shares issued and outstanding.

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

(1)	The address of each beneficial owner is 308 – 1228 Marinaside Cr., Vancouver, BC V6Z 2W4 Canada
(2)

Based on 75,730,341 shares outstanding as of August 27, 2012 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

(3)	15,000,000 common shares held through Cobilco Inc., a company 100% owned by Mr. Tsakok.
(4)	Includes 800,000 common shares and 300,000 “A” warrants, and 300,000 “B” warrants held through Elkon Products Inc., a company 100% owned by Mr. Runolfson
(5)	Includes 800,000 stock options.
(6)	Includes 600,000 stock options.

Changes in Control

As of August 27, 2012, management had no knowledge of any arrangements which may at a subsequent date result in a change in control of the Company.

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

We have determined that Gerald Runolfson and Robert G. Smiley are independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

BDO Canada LLP (“BDO”) provided audit services to the Company in connection with its annual report for the fiscal years ended May 31, 2012 and May 31, 2011. The aggregate fees billed by BDO for the May 31, 2012 year ended audit and the fiscal year 2012 quarterly reviews of the Company was $81,141. The aggregate fees billed by BDO for the May 31, 2011 year ended audit and the fiscal year 2011 quarterly reviews of the Company was $46,195.

Audit Related Fees

No fees were billed by BDO to the Company for professional services that are reasonably related to the audit or review of the Company's financial statements that are not disclosed in "Audit Fees" above.

Tax Fees

No fees were billed by BDO to the Company in the years ended May 31, 2012 and 2011 for professional tax services.

All Other Fees

No fees were billed by BDO to the Company for other professional services rendered or any other services not disclosed above during the years ended May 31, 2012 and 2011.

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

STERLING GROUP VENTURES INC.

By:	/s/ Raoul Tsakok
Raoul Tsakok
Chief Executive Officer and Director (Principal Executive Officer)
Date: August 29, 2012

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Raoul Tsakok
Raoul Tsakok	Chairman and Chief Executive Officer	August 29, 2012
(Principal Executive Officer)
/s/ Richard Shao
Richard Shao	President and Chief Financial Officer	August 29, 2012

/s/ Robert Smiley
Robert Smiley	Director	August 29, 2012

/s/ Gerald Runolfson
Gerald Runolfson	Director	August 29, 2012

Index of Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of the Company, (filed as Exhibit 3.1 to the Company's Registration Statement on Form SB-2 filed on July 26, 2002, and incorporated herein by reference).
3.2	Bylaws of the Company (filed as Exhibit 3.2 to the Company's Registration Statement on Form SB-2 filed on July 26, 2002, and incorporated herein by reference).
4.1	Specimen stock certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form SB-2 filed on July 26, 2002, and incorporated herein by reference).
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

10.8

Agreement for Termination of Joint Venture between the Company, Micro Express Holdings Inc. and Beijing Mianping Salt Lake Research Institute, dated October 31, 2011 (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on November 3, 2011, and incorporated herein by reference).

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