Form 10-Q
period 2012-08-31
STERLING GROUP VENTURES INC
filed 2012-10-15
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended August 31, 2012.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 12, 2012.

Title of each class	Number of shares
Common Stock, par value $0.001 per share	75,730,341

STERLING GROUP VENTURES, INC.
FORM 10-Q
INDEX

		Page

PART I - FINANCIAL INFORMATION		3

Item 1.	Financial Statements (unaudited)	3

	Unaudited Interim Consolidated Balance Sheets of Sterling Group Ventures, Inc. at August 31, 2012 and May 31, 2012	3

	Unaudited Interim Consolidated Statements of Operations for the three months and nine months ended August 31, 2012 and August 31, 2011 and for the Period from July 27, 1994 (Date of Inception) to August 31, 2012	4

	Unaudited Interim Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit) for the period from July 27, 1994 (Date of Inception) to August 31, 2012 ..	5-6

	Unaudited Interim Consolidated Statements of Cash Flows for the three months ended August 31, 2012 and August 31, 2011 and for the Period from July 27, 1994 (Date of Inception) to August 31, 2012	7

	Notes to the Unaudited Interim Consolidated Financial Statements	8-18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls And Procedures	24

PART II - OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

Signatures		27

Index to Exhibits		28

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
August 31, 2012 and May 31, 2012

Stated in U.S. dollars	August 31, 2012	May 31, 2012
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$2,508,825	$1,262,278
Interest receivable	291	-
HST receivable	25,082	20,418
Prepaid expenses and other receivable	16,166	31,629
Total current assets	2,550,364	1,314,325

Equipment - Note 4	206,914	153,392
Environmental deposit - Note 3(a)	124,416	123,990
Mineral Properties - Note 3(a)	3,148,740	3,148,740
Total Assets	$6,030,434	$4,740,447

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and other accrued liabilities - Note 5	$504,925	$476,069

Deferred income tax liability - Note 3(a)	732,687	732,687
Total Liabilities	1,237,612	1,208,756

Stockholders' Equity
Common Stock : $0.001 Par Value - Note 6
Authorized : 500,000,000 Issued and Outstanding : 75,730,341 (May 31, 2012: 75,730,341)	75,730	75,730
Additional Paid In Capital - Note 6	9,799,493	9,799,493
Accumulated Other Comprehensive Loss	(582)	(582)
Deficit accumulated during the exploration stage	(5,081,819)	(6,342,950)
Total Stockholders' Equity	4,792,822	3,531,691

Total Liabilities and Stockholders' Equity	$6,030,434	$4,740,447

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended August 31, 2012 and 2011 and
for the period from July 27, 1994 (date of inception) to August 31, 2012
(Unaudited)

			July 27, 1994
			(Date of
			inception)
	Three months ended August 31,		to August 31,
Stated in U.S. dollars	2012	2011	2012

Expenses
Accounting, audit, legal and professional fees	$28,611	$32,566	$651,608
Bank charges	257	339	3,402
Consulting fees - Notes 5, 6 (b & c)	6,288	6,874	3,840,947
Depreciation	4,159	175	17,269
Filing fees and transfer agent	4,818	4,356	65,581
Foreign exchange loss (gain)	10,084	(9,050)	(17,618)
General and administrative	489	1,429	127,456
Mineral property costs - Note 3	145,949	15,111	1,568,673
Printing and mailing	-	5,000	22,432
Shareholder information and investor relations	1,699	77,863	166,214
Travel and entertainment	2,969	8,543	160,724
Recovery of doubtful collection	-	-	(272,358)
Allowance for doubtful collection	-	-	246,708

	(205,323)	(143,206)	(6,581,038)

Other item
Interest income	4,866	104	37,631
Other income - Note 3(b)	1,461,588	-	1,461,588
	1,466,454	104	1,499,219

Net income (loss) for the period	$1,261,131	$(143,102)	$(5,081,819)

Currency translation adjustment	-	-	(582)

Comprehensive income (loss) for the period	$1,261,131	$(143,102)	$(5,082,401)

Basic and diluted earning (loss) per share	$0.02	$(0.00)

Weighted average number of shares outstanding	75,730,341	71,925,993

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
For the period from July 27, 1994 (date of inception) to August 31, 2012
(Unaudited)

					Deficit
				Accumulated	Accumulated
		Stock	Additional	Other	During The
	Common	Amount At	Paid In	Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Income (Loss)	Stage	Total

Balance, July 27, 1994 (Date of inception)	-	$-	$-	$-	$-	$-
Common stock	1	1	-	-	-	1
Amount contributed by director	-	-	1,881	-	-	1,881
Net loss for the periods	-	-	-	-	(7,902)	(7,902)
Balance, May 31, 2001	1	$1	$1,881	$-	$(7,902)	$(6,020)
Net loss of the year	-	-	-	-	(1,860)	(1,860)
Balance, May 31, 2002	1	$1	$1,881	$-	$(9,762)	$(7,880)
Net loss of the year	-	-	-	-	(1,360)	(1,360)
Balance, May 31, 2003	1	$1	$1,881	$-	$(11,122)	$(9,240)
Reverse acquisition	(1)	(1)	(1,881)	-	-	(1,882)
acquisition	25,000,000	25,000	(23,119)	-	-	1,881
Outstanding common shares of Company prior to acquisition	11,360,000	11,360	(10,883)	(583)	-	(106)
Issuance of shares for cash pursuant to a private placement - at $0.50	1,766,000	1,766	881,234	-	-	883,000
Stock-based compensation	-	-	368,641	-	-	368,641
Net loss of the year	-	-	-	-	(527,446)	(527,446)
Balance, May 31, 2004	38,126,000	$38,126	$1,215,873	$(583)	$(538,568)	$714,848
Issuance of shares for cash pursuant to a private placement - at $0.50	1,950,000	1,950	973,050	-	-	975,000
Issuance of shares for finder's fee of private placement	101,500	102	50,648	-	-	50,750
Finders' fees	-	-	(50,750)	-	-	(50,750)
Issuance of shares for services rendered	100,000	100	41,900	-	-	42,000
Net loss of the year	-	-	-	-	(818,954)	(818,954)
Balance, May 31, 2005	40,277,500	$40,278	$2,230,721	$(583)	$(1,357,522)	$912,894
Net loss for the year	-	-	-	-	(461,201)	(461,201)
Balance, May 31, 2006	40,277,500	$40,278	$2,230,721	$(583)	$(1,818,723)	$451,693
Issuance of shares for cash pursuant to a
private placement - at $0.15	2,750,300	2,750	409,795	-	-	412,545
Issuance of shares for finder's fee of private placement	123,690	124	21,522	-	-	21,646
Finders' fees	-	-	(21,646)	-	-	(21,646)
Share issuance costs	-	-	(3,687)	-	-	(3,687)
Issuance of shares for services rendered	350,000	350	48,650	-	-	49,000
Net loss for the year	-	-	-	-	(864,485)	(864,485)
Balance, May 31, 2007	43,501,490	$43,502	$2,685,355	$(583)	$(2,683,208)	$45,066

					Deficit
				Accumulated	Accumulated
		Stock	Additional	Other	During The
	Common	Amount At	Paid In	Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Income (Loss)	Stage	Total

Balance, May 31, 2007	43,501,490	$43,502	$2,685,355	$(583)	$(2,683,208)	$45,066
Issuance of shares for services rendered at $0.06	324,685	324	19,156	-	-	19,480
Revaluation of share purchase warrants	-	-	409,525	-	-	409,525
Net loss for the year	-	-	-	-	(516,440)	(516,440)
Balance, May 31, 2008	43,826,175	$43,826	$3,114,036	$(583)	$(3,199,648)	$(42,369)
Revaluation of share purchase warrants	-	-	83,852	-	-	83,852
Net loss for the year	-	-	-	-	(245,405)	(245,405)
Balance, May 31, 2009	43,826,175	$43,826	$3,197,888	$(583)	$(3,445,053)	$(203,922)
Revaluation of share purchase warrants	-	-	91,704	-	-	91,704
Net loss for the year	-	-	-	-	(213,704)	(213,704)
Balance, May 31, 2010	43,826,175	$43,826	$3,289,592	$(583)	$(3,658,757)	$(325,922)
Issuance of shares for cash pursuant to a private placement - at $0.10	20,000,000	20,000	1,980,000	-	-	2,000,000
Issuance of shares for finder's fee of private placement	752,500	752	(752)	-	-	-
Issuance of shares for exercise of "C" warrants - at $0.18	801,666	802	143,498	-	-	144,300
Issuance of shares for services rendered	350,000	350	80,150	-	-	80,500
Stock-based compensation	-	-	1,692,526	-	-	1,692,526
Currency translation adjustment	-	-	-	1	-	1
Net loss for the year	-	-	-	-	(1,863,448)	(1,863,448)
Balance, May 31, 2011	65,730,341	$65,730	$7,185,014	$(582)	$(5,522,205)	$1,727,957
Issuance of shares for acquisition of the subsidiary - at $0.22	10,000,000	10,000	2,190,000	-	-	2,200,000
Stock-based compensation	-	-	424,479	-	-	424,479
Net loss for the year	-	-	-	-	(820,745)	(820,745)
Balance, May 31, 2012	75,730,341	$75,730	$9,799,493	$(582)	$(6,342,950)	$3,531,691
Net income for the period					1,261,131	1,261,131
Balance, August 31, 2012	75,730,341	$75,730	$9,799,493	$(582)	$(5,081,819)	$4,792,822

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended August 31, 2012 and 2011 and
for the period from July 27, 1994 (date of inception) to August 31, 2012
(Unaudited)

			July 27, 1994
			(Date of
			inception)
	Three months ended August 31,		to August 31,
Stated in U.S. dollars	2012	2011	2012
Cash flows from operating activities
Net loss for the period	$1,261,131	$(143,102)	$(5,081,819)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock compensation expenses	-	-	3,070,727
Depreciation	4,159	175	17,269
Permit and engineering studies	-	-	150,000
Shareholder information and investor relations	-	-	100,947
Accounting, audit and legal fees	-	-	49,000
Unrealized FV adjustment on cash	(1,145)	(4,340)	(4,550)

Changes in non-cash working capital items related to operations
Interest receivable	(290)	-	(290)
GST/HST refundable	(4,664)	2,628	(25,082)
Prepaid expenses and other receivable	15,513	63,167	5,412
Accounts payable and accrued liabilities	14,926	(12,069)	570,736
Net cash used in operating activities	1,289,630	(93,541)	(1,147,650)

Cash flows from investing activities
Advance on investment	-	-	(205,945)
Additions to equipment	(57,010)	(679)	(223,633)
Additions to mineral properties	-	(279,576)	(280,651)
Net change in cash held in trust	-	13,010	-
Net cash used in investing activities	(57,010)	(267,245)	(710,229)

Cash flows from financing activities
Net proceeds on issuance of common stock	-	-	4,411,158
Amounts contributed by director	13,927	-	(44,454)
Net cash provided by (used in) financing activities	13,927	-	4,366,704

Net increase (decrease) in cash	1,246,547	(360,786)	2,508,825
Cash and cash equivalents - beginning of period	1,262,278	2,095,515	-
Cash and cash equivalents - end of period	$2,508,825	$1,734,729	$2,508,825

Cash and cash equivalents consist of:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash Transactions :
Issuance of shares for commission paid to broker for private placement	$-	$-	$147,646
Issuance of shares for services rendered	$-	$-	$171,500
Issuance of shares for settlement of accounts payable	$-	$-	$19,480
Issuance of share purchase warrants for finder's fee paid to broker for private placement	$-	$-	$11,477
Issuance of shares for acquisition of the subsidiary	$-	$2,200,000	$2,200,000

See accompanying notes to consolidated financial statements

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2012
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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown as these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At August 31, 2012, the Company generated a net income of $1,261,131 during the three months ended August 31, 2012 and the cumulative loss of $5,081,819 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

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
August 31, 2012
(Stated in US Dollars)

Note 2	Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the Company’s consolidated financial statements.

On June 1, 2012, the Company adopted the FASB ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This ASU is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards (“IFRS”) requirements for measurement of and disclosures about fair value. The amendments are not expected to have a significant impact on companies applying U.S. GAAP. Key provisions of the amendment include: a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed The adoption of this ASU did not have a significant impact on the Company’s fair value measurements, financial condition, results of operations or cash flows as the company’s financial instruments’ carrying values approximate fair value due to their short term nature.

On June 1, 2012, the Company adopted the FASB ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. This ASU requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. The adoption of this ASU did not have a material impact on the Company’s financial statements.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2012
(Stated in US Dollars)

Note 3	Mineral Properties

A summary of mineral properties costs for the cumulative period from date of inception (July 27, 1994) to August 31, 2012 were incurred and accounted for in the consolidated statement of operations as follows:

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

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2012
(Stated in US Dollars)

Note 3	Mineral Properties – (cont’d)

	DXC	Gaoping
	Salt Lake	Phosphate
Summary of mineral property expenditures	Property	Property	Total

Balance, May 31, 2012	$1,042,167	$158,330	$1,200,497
Administrative	-	3,617	3,617
Consulting fees	-	3,944	3,944
Construction	-	89,929	89,929
Engineering studies	-	11,520	11,520
Field supplies	-	10,294	10,294
Travel & promotion	-	7,516	7,516
Wages and benefits	-	19,129	19,129
Balance, August 31, 2012	$1,042,167	$304,279	$1,346,446

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
August 31, 2012
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

(2) Incurred in connection with the acquisition were transaction costs of $27,749 which were included as part of the purchase consideration.

As of August 31, 2012, the Company has incurred mineral property costs of $304,279 on this property which have been expensed to the statement of operations as disclosed in the table above.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2012
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

As of August 31, 2012, the Company had incurred a total of $1,042,167 in mineral property costs on this property.

On June 21, 2012, the Company received the full payment of RMB 10,000,000 from Sunrise, and had quitclaimed all of its interest in and to the DXC lithium project and the Mianping Agreement and amendments thereto, if any, were null and void. RMB700,000 was incurred as expenses for the collection of the refund. The net amount, RMB9,300,000 ($1,461,588) was recorded as other income in the consolidated statement of operations.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2012
(Stated in US Dollars)

Note 4	Equipment

				May 31,
	August 31, 2012			2012
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value
Computer equipment	$13,691	$10,632	$3,059	$2,274
Automobile	58,236	5,474	52,762	55,483
Office equipment	3,506	547	2,959	3,240
Machinery	37,528	635	36,893	3,797
Construction in progress	111,241	-	111,241	88,598
	$224,202	$17,288	$206,914	$153,392

The depreciation for the three months ended August 31, 2012 was $4,159 (2011: $175).

The construction in progress represents the cost incurred for the extension of electric power line to the mining site.

Note 5	Related Party Transactions

The Company was charged consulting fees for administrative, corporate, financial, engineering, and management services during the three months ended August 31, 2012 totaling $5,974 (2011: $6,176) by companies controlled by a director of the Company.

Included in accounts payable and accrued liabilities is $477,898 (May 31, 2012: $463,971) which was due to companies controlled by the directors of the Company for their services provided.

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

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2012
(Stated in US Dollars)

Note 6	Capital Stock – (cont’d)

a) Capital Stock – (cont’d)

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

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2012
(Stated in US Dollars)

Note 6	Capital Stock – (cont’d)

b) Stock Options – (cont’d)

Year ended
May 31, 2012
Risk free interest rate	1.48%
Expected life of options in years	7.26 years
Expected volatility	233.3%
Dividend per share	$0.00

During the year ended May 31, 2012, the weighted average fair value of options granted was $0.08 per share. The Company recognized a total stock based compensation expense of $40,000 for options granted and vested using the Black-Scholes option pricing model.

At August 31, 2012, there were 5,200,000 stock options (May 31, 2012: 5,200,000) outstanding and exercisable with an exercise price at $0.25 each expiring on February 3, 2019, an aggregate intrinsic value of $nil (May 31, 2012: $1,300,000) and a weighted average remaining contractual term of 6.43 years (May 31, 2012: 6.82) .

c) Share Purchase Warrants

Changes in share purchase warrants for the three months ended August 31, 2012 and the year ended May 31, 2012 are summarized as follows:

Weighted
Average
	Number of	Exercise
	Shares	Price

Balance, May 31, 2011	24,570,000	$0.204
Granted	-	-
Exercised	-	-
Expired	-	-
Balance, May 31, 2012 and August 31, 2012	24,570,000	$0.204

Share purchase warrants outstanding at August 31, 2012:

Series	Number	Price	Expiry Date
"A"	3,817,500	$ 0.50	February 15, 2013
"D"	20,752,500	$ 0.15	February 15, 2013
	24,570,000

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2012
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
August 31, 2012
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

The Company is exposed to fluctuations in foreign currencies through amounts held in China in RMB: Cash and cash equivalent $1,203,201 (May 31, 2012 - $10,924)

The Company is exposed to fluctuations in foreign currencies through amounts held in Canada in CAD: Cash $19,982 (May 31, 2012 - $50,850)

The Company is exposed to fluctuations in foreign currencies through amounts held in Hong Kong in HKD: Cash $467 (May 31, 2012 - $538)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes for the year ended May 31, 2012, the financial statements and related notes in this Quarterly Report, the risk factors in our 10K for the year ended May 31, 2012, and all of the other information contained elsewhere in this report. .

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

Hongyu is currently working on putting its phosphate deposit into production. As mining license was obtained for the Gaoping Phosphate Property and a Chinese engineering report was completed, Hongyu moved into the development stage of this property in the early of 2012. On February 13, 2012, Hongyu received approval for installing the power line for the Gaoping Phosphate Property. Hongyu also reached understanding for land rental with local village committee on March 17, 2012. Hongyu signed and completed land rental agreement with each family in the mining area on March 27, 2012. On April 1, 2012, Hongyu also received conditional safety approval from Supervision and Management Bureau for Safety Operation of Chenxi County and the project is essentially ready to begin production on a small scale basis to be further ramped up as the development and production plan takes effect. The conditional safety approval is expected to become final after inspection when the mine construction is completed. On April 22, 2012, Hongyu signed a mining agreement with the mining contractor, Yichang Rongchang Mining Co. Ltd., to be the operator of the mining and production activities on the project. On June 16, 2012, Hongyu completed power line construction. On July 19, 2012, Hongyu received the explosive operation permit. Currently, accommodation for mining people has been built and our mining contractor has started excavation works.

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

Business of Sterling Group Ventures Inc.

Sterling is a natural resource company engaged in acquisition, exploration and development of mineral properties. At present, the Company acquired the Gaoping phosphate Property and is developing the Gaoping phosphate property for the exploration and production of phosphate fertilizer.

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

Basis of Presentation

These consolidated financial statements include the accounts of our Company and our wholly-owned subsidiaries, Micro Express Holdings Inc., Micro Express Ltd., Huyana Ventures Limited, Makaelo Holdings Inc., Makaelo Limited, Silver Castle Investments Limited ("Silver Castle") and our 100% controlled subsidiary, Chenxi County Hongyu Mining Co. Ltd. ("Hongyu"). All inter-company transactions and account balances have been eliminated.

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

These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, the interim consolidated financial statements follow the same accounting policies and methods of their application as our May 31, 2012 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with our May 31, 2012 annual consolidated financial statements.

Operating results for the three months ended August 31, 2012 are not necessarily indicative of the results that can be expected for the year ending May 31, 2013.

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

Management reviews the carrying value of mineral properties at least annually and will recognize impairment in value based upon current exploration results, and any impairment or subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations. Mineral property exploration costs are expensed as incurred. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities. As of August 31, 2012, the Company did not have proven or probable ore reserves.

Stock-based Compensation

On June 1, 2006, the Company accounts for stock-based compensation in accordance with ASC Topic 718-10, Compensation - Stock Compensation - Overall.

In accordance with ASC Topic 718-10 compensation expenses is amortized on a straight-line basis over the requisite service period which approximates the vesting period rather than as a reduction of taxes paid. The Company has elected to use the Black-Scholes option pricing model to determine the fair value of options and the extension of the expiry date of share purchase warrants previously granted. The Company has estimated the fair value of share purchase warrants and options for the period ended August 31, 2012 and the year ended May 31, 2012 using the assumptions more fully described in Note 6(b) & (c) to the financial statements.

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

At August 31, 2012, the Company had not yet achieved profitable operations and has accumulated losses of $5,081,819 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Results Of Operations

The operating income is $1,261,131 for the quarter ended August 31, 2012, as compared to operating loss of $143,102 for the quarter ended August 31, 2011 mainly due to the income of $1,461,588 from sale of DXC lithium project.

Mineral property costs increased by $130,838 for the three months ended August 31, 2012 when compared to the same period in 2011 mainly because of the development of the Gaoping phosphate property.

Foreign exchange loss increased by $19,134 for the three months ended August 31, 2012 when compared to the same period in 2011 because of the exchange rate fluctuation among US dollar, Canadian dollar and RMB.

Shareholder information and Investor relations costs decreased by $76,164 for the three months ended August 31, 2012 when compared to the same period in 2011 because $73,500 were paid by shares to a consultant for the investor relation services in the three months ended August 31, 2011 .

Travel and entertainment decreased by $5,574 for the three months ended August 31, 2012 when compared to the same period in 2011.

The Company expects the trend of losses to continue until we can achieve commercial production on some of the mineral properties, of which there can be no assurance as described in Risk Factors.

Liquidity And Working Capital

As of August 31, 2012, the Company had total current assets of $2,550,364 and total liabilities of $504,925. As of August 31, 2012, the Company had cash totaling $2,508,825, and a working capital surplus of $2,045,439.

During the quarter ended August 31, 2012, the Company received the other income of $1,461,588 from the sale of its DXC lithium project and its working capital increased accordingly.

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

The Gaoping property has been examined in the field by professional geologists/mining engineers. The Company received the national instrument 43-101 report (Canadian Standard). Professional geologist also made an exploration proposal for Tanjiachang Exploration Concession which is surrounding Gaoping property which is under letter of intent with Chenxi County Merchants Bureau, Hunan Province, China. There is no assurance that commercial quantities of ore will be discovered on the Tanjiachang Exploration Concession. There is also no assurance that, even if commercial quantities of ore are discovered, the Tanjiachang Exploration Concession will be brought into commercial production. The discovery of mineral deposits is dependent upon a number of factors not the least of which is the technical skill of the exploration personnel involved. The commercial viability of a mineral deposit, once discovered, is also dependent upon a number of factors, some of which are the particular attributes of the deposit, such as size, grade and proximity to infrastructure, metal prices and government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection. In addition, assuming discovery of a commercial ore body, depending on the type of mining operation involved, several years can elapse from the initial phase of drilling until commercial operations are commenced. Most of the above factors are beyond the control of the Company.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC QB under the ticker symbol SGGV and is listed on Berlin Bremen Stock Exchange under the symbol GD7. As of August 31, 2012, there were 75,730,341 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

ITEM 4. MINE SAFETY DISCLOSURES

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
Date: October 12, 2012

/s/ Richard Shao
Richard Shao, President and Chief Financial Officer
Date: October 12, 2012

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