Form 10-Q
period 2012-11-30
STERLING GROUP VENTURES INC
filed 2013-01-10
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended November 30, 2012.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 10, 2013.

Title of each class	Number of shares
Common Stock, par value $0.001 per share	75,730,341

STERLING GROUP VENTURES, INC.
FORM 10-Q
INDEX

		Page

PART I - FINANCIAL INFORMATION		3

Item 1.	Financial Statements (unaudited)	3

	Unaudited Interim Consolidated Balance Sheets of Sterling Group Ventures, Inc. at November 30, 2012 and May 31, 2012	3

	Unaudited Interim Consolidated Statements of Operations for the three months and six months ended November 30, 2012 and November 30, 2011 and for the Period from July 27, 1994 (Date of Inception) to November 30, 2012	4

	Unaudited Interim Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit) for the period from July 27, 1994 (Date of Inception) to November 30, 2012 ..	5-6

	Unaudited Interim Consolidated Statements of Cash Flows for the six months ended November 30, 2012 and November 30, 2011 and for the Period from July 27, 1994 (Date of Inception) to November 30, 2012	7

	Notes to the Unaudited Interim Consolidated Financial Statements	8-18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls And Procedures	24

PART II - OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

Signatures		27

Index to Exhibits		28

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
November 30, 2012 and May 31, 2012

Stated in U.S. dollars	November 30, 2012	May 31, 2012
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$2,313,698	$1,262,278
HST receivable	10,036	20,418
Prepaid expenses and other receivable	18,243	31,629
Total current assets	2,341,977	1,314,325

Equipment - Note 4	180,520	153,392
Environmental deposit - Note 3(a)	126,808	123,990
Mineral Properties - Note 3(a)	3,148,740	3,148,740
Total Assets	$5,798,045	$4,740,447

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and other accrued liabilities - Note 5	$510,239	$476,069

Deferred income tax liability - Note 3(a)	732,687	732,687
Total Liabilities	1,242,926	1,208,756

Stockholders' Equity
Common Stock : $0.001 Par Value - Note 6
Authorized : 500,000,000 Issued and Outstanding : 75,730,341 (May 31, 2012: 75,730,341	75,730	75,730
Additional Paid In Capital - Note 6	9,799,493	9,799,493
Accumulated Other Comprehensive Loss	(582)	(582)
Deficit accumulated during the exploration stage	(5,319,522)	(6,342,950)
Total Stockholders' Equity	4,555,119	3,531,691

Total Liabilities and Stockholders' Equity	$5,798,045	$4,740,447

See accompanying notes to unaudited interim consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and six months ended November 30, 2012 and for the period from July 27, 1994 (date of inception) to November 30, 2012
(Unaudited)

					July 27, 1994
	Three months	Three months	Six months	Six months	(Date of
	ended	ended	ended	ended	inception) to
	November 30,	November 30,	November 30,	November 30,	November 30,
Stated in U.S. dollars	2012	2011	2012	2011	2012

Expenses
Accounting, audit, legal and professional fees	$41,163	$37,364	$69,774	$69,930	$692,771
Bank charges	585	55	842	394	3,987
Consulting fees - Note 5, 6 (b & c)	6,547	46,326	12,835	53,200	3,847,494
Depreciation - Note 4	7,496	203	11,655	378	24,765
Filing fees and transfer agent	2,047	4,790	6,865	9,146	67,628
Foreign exchange gain	(19,426)	(10,009)	(9,342)	(19,059)	(37,044)
General and administrative	605	4,114	1,094	5,543	128,061
Mineral property costs - Note 3	200,197	78,442	346,146	93,553	1,768,870
Printing and mailing	-	549	-	5,549	22,432
Shareholder information and investor relations	1,629	4,013	3,328	81,876	167,843
Travel and entertainment	151	(710)	3,120	7,833	160,875
Recovery of doubtful collection	-	-	-	-	(272,358)
Allowance for doubtful collection	-	-	-	-	246,708

	(240,994)	(165,137)	(446,317)	(308,343)	(6,822,032)
Other item
Interest income	3,291	96	8,157	200	40,922
Other income - Note 3(b)	-	-	1,461,588	-	1,461,588
	3,291	96	1,469,745	200	1,502,510

Net income (loss) for the period	$(237,703)	$(165,041)	$1,023,428	$(308,143)	$(5,319,522)

Currency translation adjustment	-	-	-	-	(582)

Comprehensive income(loss) for the period	$(237,703)	$(165,041)	$1,023,428	$(308,143)	$(5,320,104)

Basic and diluted loss per share	$(0.00)	$(0.00)	$0.01	$(0.00)

Weighted average number of shares outstanding	75,730,341	75,730,341	75,730,341	73,817,773

See accompanying notes to unaudited interim consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
For the period from July 27, 1994 (date of inception) to November 30, 2012
(Unaudited)

					Deficit
				Accumulated	Accumulated
		Stock	Additional	Other	During The
	Common	Amount At	Paid In	Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Income (Loss)	Stage	Total

Balance, July 27, 1994 (Date of inception)	-	$-	$-	$-	$-	$-
Common stock	1	1	-	-	-	1
Amount contributed by director	-	-	1,881	-	-	1,881
Net loss for the periods	-	-	-	-	(7,902)	(7,902)
Balance, May 31, 2001	1	$1	$1,881	$-	$(7,902)	$(6,020)
Net loss of the year	-	-	-	-	(1,860)	(1,860)
Balance, May 31, 2002	1	$1	$1,881	$-	$(9,762)	$(7,880)
Net loss of the year	-	-	-	-	(1,360)	(1,360)
Balance, May 31, 2003	1	$1	$1,881	$-	$(11,122)	$(9,240)
Reverse acquisition	(1)	(1)	(1,881)	-	-	(1,882)
Issuance of common shares for reverse	25,000,000	25,000	(23,119)	-	-	1,881
Outstanding common shares of Company prior to acquisition	11,360,000	11,360	(10,883)	(583)	-	(106)
Issuance of shares for cash pursuant to a private placement - at $0.50	1,766,000	1,766	881,234	-	-	883,000
Stock-based compensation	-	-	368,641	-	-	368,641
Net loss of the year	-	-	-	-	(527,446)	(527,446)
Balance, May 31, 2004	38,126,000	$38,126	$1,215,873	$(583)	$(538,568)	$714,848
Issuance of shares for cash pursuant to a private placement - at $0.50	1,950,000	1,950	973,050	-	-	975,000
Issuance of shares for finder's fee of private placement	101,500	102	50,648	-	-	50,750
Finders' fees	-	-	(50,750)	-	-	(50,750)
Issuance of shares for services rendered	100,000	100	41,900	-	-	42,000
Net loss of the year	-	-	-	-	(818,954)	(818,954)
Balance, May 31, 2005	40,277,500	$40,278	$2,230,721	$(583)	$(1,357,522)	$912,894
Net loss for the year	-	-	-	-	(461,201)	(461,201)
Balance, May 31, 2006	40,277,500	$40,278	$2,230,721	$(583)	$(1,818,723)	$451,693
Issuance of shares for cash pursuant to a private placement - at $0.15	2,750,300	2,750	409,795	-	-	412,545
Issuance of shares for finder's fee of private placement	123,690	124	21,522	-	-	21,646
Finders' fees	-	-	(21,646)	-	-	(21,646)
Share issuance costs	-	-	(3,687)	-	-	(3,687)
Issuance of shares for services rendered	350,000	350	48,650	-	-	49,000
Net loss for the year	-	-	-	-	(864,485)	(864,485)
Balance, May 31, 2007	43,501,490	$43,502	$2,685,355	$(583)	$(2,683,208)	$45,066

					Deficit
				Accumulated	Accumulated
		Stock	Additional	Other	During The
	Common	Amount At	Paid In	Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Income (Loss)	Stage	Total

Balance, May 31, 2007	43,501,490	$43,502	$2,685,355	$(583)	$(2,683,208)	$45,066
Issuance of shares for services rendered at $0.06	324,685	324	19,156	-	-	19,480
Revaluation of share purchase warrants	-	-	409,525	-	-	409,525
Net loss for the year	-	-	-	-	(516,440)	(516,440)
Balance, May 31, 2008	43,826,175	$43,826	$3,114,036	$(583)	$(3,199,648)	$(42,369)
Revaluation of share purchase warrants	-	-	83,852	-	-	83,852
Net loss for the year	-	-	-	-	(245,405)	(245,405)
Balance, May 31, 2009	43,826,175	$43,826	$3,197,888	$(583)	$(3,445,053)	$(203,922)
Revaluation of share purchase warrants	-	-	91,704	-	-	91,704
Net loss for the year	-	-	-	-	(213,704)	(213,704)
Balance, May 31, 2010	43,826,175	$43,826	$3,289,592	$(583)	$(3,658,757)	$(325,922)
Issuance of shares for cash pursuant to a private placement - at $0.10	20,000,000	20,000	1,980,000	-	-	2,000,000
Issuance of shares for finder's fee of private placement	752,500	752	(752)	-	-	-
Issuance of shares for exercise of "C" warrants - at $0.18	801,666	802	143,498	-	-	144,300
Issuance of shares for services rendered	350,000	350	80,150	-	-	80,500
Stock-based compensation	-	-	1,692,526	-	-	1,692,526
Currency translation adjustment	-	-	-	1	-	1
Net loss for the year	-	-	-	-	(1,863,448)	(1,863,448)
Balance, May 31, 2011	65,730,341	$65,730	$7,185,014	$(582)	$(5,522,205)	$1,727,957
Issuance of shares for acquisition of the subsidiary - at $0.22	10,000,000	10,000	2,190,000	-	-	2,200,000
Stock-based compensation	-	-	424,479	-	-	424,479
Net loss for the year	-	-	-	-	(820,745)	(820,745)
Balance, May 31, 2012	75,730,341	$75,730	$9,799,493	$(582)	$(6,342,950)	$3,531,691
Net income for the period				-	1,023,428	1,023,428
Balance, November 30, 2012	75,730,341	$75,730	$9,799,493	$(582)	$(5,319,522)	$4,555,119

See accompanying notes to unaudited interim consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended November 30, 2012 and 2011 and
for the period from July 27, 1994 (date of inception) to November 30, 2012
(Unaudited)

			July 27, 1994
			(Date of
			inception) to
	Six months ended November 30,		November 30,
Stated in U.S. dollars	2012	2011	2012
Cash flows from operating activities
Net income (loss) for the period	$1,023,428	$(308,143)	$(5,319,522)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock compensation expenses	-	40,000	3,070,727
Depreciation	11,655	378	24,765
Permit and engineering studies	-	-	150,000
Shareholder information and investor relations	-	-	100,947
Accounting, audit and legal fees	-	-	49,000
Unrealized FV adjustment on cash	(6,578)	(4,338)	(9,983)

Changes in non-cash working capital items related to operations
GST/HST refundable	10,382	(5,692)	(10,036)
Prepaid expenses and other receivable	13,792	68,831	3,691
Accounts payable and accrued liabilities	21,893	(11,789)	577,703
Net cash used in operating activities	1,074,572	(220,753)	(1,362,708)

Cash flows from investing activities
Advance on investment	-	-	(205,945)
Additions to equipment	(34,991)	(1,194)	(201,614)
Additions to mineral properties	-	(279,576)	(280,651)
Net change in cash held in trust	-	15,041	-
Net cash used in investing activities	(34,991)	(265,729)	(688,210)

Cash flows from financing activities
Net proceeds on issuance of common stock	-	-	4,411,158
Amounts contributed by director	11,839	(56,181)	(46,542)
Net cash provided by (used in) financing activities	11,839	(56,181)	4,364,616

Net increase (decrease) in cash and cash equivalent	1,051,420	(542,663)	2,313,698
Cash and cash equivalents - beginning of period	1,262,278	2,095,515	-
Cash and cash equivalents - end of period	$2,313,698	$1,552,852	$2,313,698

Cash and cash equivalents consist of:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash Transactions :
Issuance of shares for commission paid to broker for private placement	$-	$-	$147,646
Issuance of shares for services rendered	$-	$-	$171,500
Issuance of shares for settlement of accounts payable	$-	$-	$19,480
Issuance of share purchase warrants for finder's fee paid to broker for private placement	$-	$-	$11,477
Issuance of shares for acquisition of the subsidiary	$-	$-	$2,200,000

See accompanying notes to unaudited interim consolidated financial statements

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
November 30, 2012
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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown as these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At November 30, 2012, the Company generated a net income of $1,023,428 during the six months ended November 30, 2012 and the cumulative loss of $5,319,522 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

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

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
November 30, 2012
(Stated in US Dollars)
(Unaudited)

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

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
November 30, 2012
(Stated in US Dollars)
(Unaudited)

Note 3	Mineral Properties

A summary of mineral properties costs for the cumulative period from date of inception (July 27, 1994) to November 30, 2012 were incurred and accounted for in the consolidated statement of operations as follows:

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

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
November 30, 2012
(Stated in US Dollars)
(Unaudited)

Note 3	Mineral Properties – (cont’d)

	DXC	Gaoping
	Salt Lake	Phosphate
Summary of mineral property expenditures	Property	Property	Total

Balance, May 31, 2012	$1,042,167	$158,330	$1,200,497
Administrative	-	9,503	9,503
Consulting fees	-	7,744	7,744
Engineering studies	-	193,479	193,479
Field supplies	-	80,100	80,100
Recording fees	-	2,216	2,216
Travel & promotion	-	14,481	14,481
Wages and benefits 3	-	38,623	38,623
Balance, November 30, 2012	$1,042,167	$504,476	$1,546,643

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

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
November 30, 2012
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

As of November 30, 2012, the Company has incurred mineral property costs of $504,476 on this property which have been expensed to the statement of operations as disclosed in the table above.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
November 30, 2012
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

As of November 30, 2012, the Company had incurred a total of $1,042,167 in mineral property costs on this property.

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

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
November 30, 2012
(Stated in US Dollars)
(Unaudited)

Note 4	Equipment

				May 31,
	November 30, 2012			2012
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value

Computer equipment	$13,722	$11,001	$2,721	$2,274
Automobile	59,356	8,547	50,809	55,483
Office equipment	3,574	855	2,719	3,240
Machinery	128,861	4,590	124,271	3,797
Construction in progress	-	-	-	88,598
	$205,513	$24,993	$180,520	$153,392

The depreciation for the six months ended November 30, 2012 was $11,655 (2011: $378).

The construction in progress represents the cost incurred for the extension of electric power line to the mining site which was reclassified to machinery in 2013.

Note 5	Related Party Transactions

The Company was charged consulting fees for administrative, corporate, financial, engineering, and management services during the three-month and six-month periods ended November 30, 2012 totaling $6,050 (2011: $5,856) and $12,024 (2011: $11,486) by companies controlled by a director of the Company.

Included in accounts payable and accrued liabilities is $475,810 (May 31, 2012: $463,971) which was due to companies controlled by the directors of the Company for their services provided.

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

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
November 30, 2012
(Stated in US Dollars)
(Unaudited)

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

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
November 30, 2012
(Stated in US Dollars)
(Unaudited)

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

At November 30, 2012, there were 5,200,000 stock options (May 31, 2012: 5,200,000) outstanding and exercisable with an exercise price at $0.25 each expiring on February 3, 2019, an aggregate intrinsic value of $nil (May 31, 2012: $1,300,000) and a weighted average remaining contractual term of 6.18 years (May 31, 2012: 6.82) .

c) Share Purchase Warrants

Changes in share purchase warrants for the six months ended November 30, 2012 and the year ended May 31, 2012 are summarized as follows:

Weighted
Average
	Number of	Exercise
	Shares	Price

Balance, May 31, 2011	24,570,000	$0.204
Granted	-	-
Exercised	-	-
Expired	-	-
Balance, May 31, 2012 and November 30, 2012	24,570,000	$0.204

Share purchase warrants outstanding at November 30, 2012:

Series	Number	Price	Expiry Date
"A"	3,817,500	$ 0.50	February 15, 2013
"D"	20,752,500	$ 0.15	February 15, 2013
	24,570,000

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
November 30, 2012
(Stated in US Dollars)
(Unaudited)

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

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Interim Consolidated Financial Statements
November 30, 2012
(Stated in US Dollars)
(Unaudited)

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
Cash and cash equivalent $1,786,584 (May 31, 2012 - $10,924)

The Company is exposed to fluctuations in foreign currencies through amounts held in Canada in CAD:
Cash $8,695 (May 31, 2012 - $50,850)

The Company is exposed to fluctuations in foreign currencies through amounts held in Hong Kong in HKD:
Cash $448 (May 31, 2012 - $538)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes for the year ended May 31, 2012, the financial statements and related notes in this Quarterly Report for the period ended November 30, 2012, the risk factors in our 10K for the year ended May 31, 2012, and all of the other information contained elsewhere in this report. .

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

Hongyu is currently working on putting its phosphate deposit into production. As mining license was obtained for the Gaoping Phosphate Property and a Chinese engineering report was completed, Hongyu moved into the development stage of this property in the early of 2012. On February 13, 2012, Hongyu received approval for installing the power line for the Gaoping Phosphate Property. Hongyu also reached understanding for land rental with local village committee on March 17, 2012. Hongyu signed and completed land rental agreement with each family in the mining area on March 27, 2012. On April 1, 2012, Hongyu also received conditional safety approval from Supervision and Management Bureau for Safety Operation of Chenxi County and the project is essentially ready to begin production on a small scale basis to be further ramped up as the development and production plan takes effect. The conditional safety approval is expected to become final after inspection when the mine construction is completed. On April 22, 2012, Hongyu signed a mining agreement with the mining contractor, Yichang Rongchang Mining Co. Ltd., to be the operator of the mining and production activities on the project. On June 16, 2012, Hongyu completed power line construction. On July 19, 2012, Hongyu received the explosive operation permit. Currently, accommodation for mining people has been built and our mining contractor has started excavation works. An onsite office and accommodation for workers and mining management are now complete and Hongyu's management is currently working onsite. The water supply for the mining operation and living quarters is connected to the site. Since late August, Hongyu has started driving in the No. 2 adit. So far it has been developed for a length of 190 meters. Then an adit arc lane is being developed for No. 2 adit. About 50 meters have been developed. No. 1 adit has been developed for a length of 50 meters. The road to the mining site is being constructed and at maintenance stage.

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

On June 21, 2012, the Company received the full payment of RMB10,000,000 from Sunrise. The termination of the DXC Lithium Project was completed.

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

Operating results for the six months ended November 30, 2012 are not necessarily indicative of the results that can be expected for the year ending May 31, 2013.

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

Management reviews the carrying value of mineral properties at least annually and will recognize impairment in value based upon current exploration results, and any impairment or subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations. Mineral property exploration costs are expensed as incurred. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities. As of November 30, 2012, the Company did not have proven or probable ore reserves.

Stock-based Compensation

On June 1, 2006, the Company accounts for stock-based compensation in accordance with ASC Topic 718-10, Compensation - Stock Compensation - Overall.

In accordance with ASC Topic 718-10 compensation expenses is amortized on a straight-line basis over the requisite service period which approximates the vesting period rather than as a reduction of taxes paid. The Company has elected to use the Black-Scholes option pricing model to determine the fair value of options and the extension of the expiry date of share purchase warrants previously granted. The Company has estimated the fair value of share purchase warrants and options for the period ended November 30, 2012 and the year ended May 31, 2012 using the assumptions more fully described in Note 6(b) & (c) to the financial statements.

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

At November 30, 2012, the Company had not yet achieved profitable operations and has accumulated losses of $5,319,522 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Results Of Operations

The operating loss increased to $237,703 for the quarter ended November 30, 2012, as compared to $165,041 for the quarter ended November 30, 2011 mainly due to the increase of mineral property costs. The operating income is $1,023,428 for the six months ended November 30, 2012, as compared to operating loss of $308,143 for the six months ended November 30, 2011 mainly due to the income of $1,461,588 from sale of DXC lithium project.

Consulting fees decreased by $39,779 for the three months ended November 30, 2012 when compared to the same period in 2011, and Consulting fees decreased by $40,365 for the six months ended November 30, 2012 when compared to the same period in 2011 because of the increased Stock-based compensation of $40,000, a non-cash item in 2011.

Foreign exchange gain increased by $9,417 for the three months ended November 30, 2012 when compared to the same period in 2011, and foreign exchange gain decreased by $9,717 for the six months ended November 30, 2012 when compared to the same period in 2011 because of the exchange rate fluctuation among US dollar, Canadian dollar and RMB.

General and administrative decreased by $3,509 for the three months ended November 30, 2012 when compared to the same period in 2011, and General and administrative decreased by $4,449 for the six months ended November 30, 2012 when compared to the same period in 2011.

Mineral property costs increased by $121,755 for the three months ended November 30, 2012 when compared to the same period in 2011, and mineral property costs increased by $252,593 for the six months ended November 30, 2012 when compared to the same period in 2011, because the Company has started to develop the Gaoping phosphate property and build mining facility.

Investor relations costs decreased by $2,384 for the three months ended November 30, 2012 when compared to the same period in 2011. Investor relations costs decreased by $78,548 for the six months ended November 30, 2012 when compared to the same period in 2011 because $73,500 were paid by shares to a consultant for the investor relation services in the six months ended November 30, 2011.

The Company expects the trend of losses to continue until we can achieve commercial production at the Gaoping phosphate project, of which there can be no assurance as described in Risk Factors.

Liquidity And Working Capital

As of November 30, 2012, the Company had total current assets of $2,341,977 and total liabilities of $510,239. As of November 30, 2012, the Company had cash totaling $2,313,698, and a working capital surplus of $1,831,738.

During the six months ended November 30, 2012, the Company received the other income of $1,461,588 from the sale of its DXC lithium project and its working capital increased accordingly.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC QB under the ticker symbol SGGV and is listed on Berlin Bremen Stock Exchange under the symbol GD7. As of November 30, 2012, there were 75,730,341 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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
Date: January 10, 2013

/s/ Richard Shao
Richard Shao, President and Chief Financial Officer
Date: January 10, 2013

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