Form 10-K
period 2013-05-31
STERLING GROUP VENTURES INC
filed 2013-08-29
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to _____________.

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
Yes [   ]     No [X]

The aggregate market value of the voting and non-voting share of Common Stock held by non-affiliates of the registrant was approximately $3,915,124 based on the closing trading price for the common equity as of November 30, 2012 (at $0.07).

The number of shares of common stock, par value $0.001 per share, outstanding as of August 26, 2013 was 75,730,341.

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

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “ $” refer to US Dollars, all references to “CA $” refer to Canadian Dollars, all references to “RMB” refer to Chinese Yuan and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", “the Company” and "Sterling" mean Sterling Group Ventures, Inc., unless otherwise indicated.

Sterling is a mining and exploration company, involved in the development of Gaoping property, a phosphate deposit through its acquisition of Chenxi County Hongyu Mining Co. Ltd. (Hongyu) in Hunan, China, and is developing a mining operation on the Gaoping property. There is no assurance we will be able to commercially develop mineral deposits on the claims that we have under option. Further exploration may be required before a final evaluation as to the economic and legal feasibility of the claims is determined.

PART I

ITEM 1. BUSINESS.

General

We were incorporated in the state of Nevada on September 13, 2001 and established a fiscal year end of May 31. Since our incorporation, we have engaged in the business of mining exploration and development. On January 20, 2004, Sterling completed the acquisition of all of the issued and outstanding shares of Micro Express Ltd. (“Micro”), which was incorporated on July 27, 1994 and engaged in exploration and development of Lithium. Pursuant to the transaction, the Company issued an aggregate of 25,000,000 shares of Sterling’s common stock to the stockholders of Micro in exchange for 100% of the outstanding shares of Micro’s common stock. The business combination was accounted for as a reverse acquisition whereby the purchase method of accounting was used with Micro being the accounting parent and the Company being the accounting subsidiary. The Company has since terminated the joint venture agreements related to the Lithium projects in 2011 as more fully described herein. On July 8, 2011, Sterling acquired a 90% interest in Chenxi County Hongyu Mining Co. Ltd. (“Hongyu”) and issued 10,000,000 shares of the Company’s common stock to the existing Hongyu shareholders as part of the transaction.

We are a mining company principally engaged in the search, exploration and development of phosphate and related minerals through our recent acquisition of Chenxi County Hongyu Mining Co. Ltd. Our statutory registered agent's office is located at 123 West Nye Lane, Suite 129, Carson City, Nevada 89706 and our business office is located at 308-1228 Marinaside Cr., Vancouver, B.C., Canada, V6Z 2W4. Our telephone number is (604) 689-4407 and fax number is (604) 408-8515.

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

Phosphate content in currently mined rocks can range anywhere from 5% to 40%. Thus, the rocks must be processed to remove the bulk of the contained minerals and impurities normally through washing as the initial step thus increasing phosphate grades.

Gaoping Phosphate Project

On October 18, 2010, Sterling Group Ventures, Inc. (“Sterling”) signed two agreements (the “Agreements”) with Chenxi County Hongyu Mining Co. Ltd. (“Hongyu”) and its shareholders (“Hongyu Shareholders”) regarding the Gaoping phosphate mine (the “GP Property”) located in Tanjiachang village, Chenxi County, Hunan Province, China and other phosphate resources in Hunan Province.

Hongyu is a Chinese private mining company with connections and resources in Hunan, China. Hongyu was an inactive company holding a mining permit and a deposit of $122,134 placed with local land administrative bureau for undertaking the restoration of land to its present condition when the lease term expires after the property is mined. Hongyu is interested in exploring, developing and expanding its Phosphate business. Hongyu is the holder of a mining permit (the “Permit”) in the GP Property located in Tanjiachang village, Chenxi County, Hunan Province, China. Due to lack of funds, Hongyu was inactive without current operations being conducted. The GP Property is a sedimentary phosphate type deposit. The number of the mining permit is 4300002009116120048322. The area covered by the Permit is 0.425 km2 (42.5 hectares) and it is valid until November 10, 2014 and can be renewed. The recording date is November 10, 2009. The mining permit allows initial production up to 100,000 tonnes of phosphate ore per year.

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

Hongyu is currently working on putting its phosphate deposit into production. As mining license was obtained for the Gaoping Phosphate Property and a Chinese engineering report was completed, Hongyu moved into the development stage of this property in the early 2012. On February 13, 2012, Hongyu received approval for installing the power line for the Gaoping Phosphate Property. Hongyu also reached understanding for land rental with local village committee on March 17, 2012. Hongyu signed and completed land rental agreement with each family in the mining area on March 27, 2012. On April 1, 2012, Hongyu also received conditional safety approval from Supervision and Management Bureau for Safety Operation of Chenxi County and the project is essentially ready to begin production on a small scale basis to be further ramped up as the development and production plan takes effect. The conditional safety approval which expires on March 30, 2014 unless extended is expected to become final after inspection when the mine construction is completed. On April 22, 2012, Hongyu signed a mining agreement with the mining contractor, Yichang Rongchang Mining Co. Ltd., to be the operator of the mining and production activities on the project. On June 16, 2012, Hongyu completed power line construction. On July 19, 2012, Hongyu received the explosive operation permit. Accommodation for mining people has been built and our mining contractor has started excavation works. An onsite office and accommodation for workers and mining management are complete and Hongyu’s management is currently working onsite. The water supply for the mining operation and living quarters is connected to the site. The road to the mining site has been completed. Three adits have been dug and they will be used to access the phosphorite along its strike length.

On March 10, 2013, Hongyu signed a profit sharing agreement with Yichang Baolin Mining Engineering Co. Ltd (“Baolin”) for mining and processing ore from the Project. Baolin has a processing plant using a scrubbing processing which can process up to 100,000 t/a. However, Baolin is also building a new processing plant near Gaoping property to reduce the transportation cost. Hongyu has also signed an agreement with the Yichang Yinuo Biotech Co. Ltd (“Yinuo”) to jointly produce and market bio-phosphate fertilizer. Yinuo has its own microbial inoculants and its fertilizer market brand is Mingxinglinde which is an organic biofertilizer. The aforementioned progress is presented as an interim measure to gauge the ease and efficiency of the mining process together with the efficacy of the contractual arrangements made to produce and market the ore.

The Company will monitor the production and marketing with the goal of increasing production and sales over time in a measured and economically viable manner. Hongyu has so far mined about 1,843 tonnes of ore.

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

Pursuant to the Termination Agreement, the parties confirmed that when Sunrise completes its shareholder's change and increases its registered capital to RMB 100 million, Sunrise warrants and agrees to pay lump sum RMB 10 million to Micro Express immediately in exchange of the original receipts in total amount of RMB 6,218,451 which Micro Express has spent for the DXC project and the receipt of RMB 3,781,549 from Micro Express. Upon receipt of full payment of RMB 10,000,000 from Sunrise, Micro Express shall quitclaim all of its interest in and to the DXC project and the Mianping Agreement and amendments thereto, if any, shall be deemed to be null and void effective immediately. On June 21, 2012, the Company received the full payment of RMB10,000,000 (approximately $1,571,600) from Sunrise. The termination of the DXC Lithium Project was complete.

Employees

At present, we have 12 employees in China. We have no employees in Canada, other than our officers and directors. Our officers and directors do not have employment agreements with us, except consulting agreements which can be cancelled on 30-days notice.

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

The Gaoping property has been examined in the field by professional geologists/mining engineers. The Company received the national instrument 43-101 report (Canadian Standard). Professional geologist also made an exploration proposal for Tanjiachang Exploration Concession which is surrounding Gaoping property which is under letter of intent with Chenxi County Merchants Bureau, Hunan Province, China. There is no assurance that exploration license for Tanjiachang Exploration Concession will be issued. There is no assurance that commercial quantities of ore will be discovered on Tanjiachang Exploration Concession. There is also no assurance that, even if commercial quantities of ore are discovered, Tanjiachang Exploration Concession will be brought into commercial production. The discovery of mineral deposits is dependent upon a number of factors not the least of which is the technical skill of the exploration personnel involved. The commercial viability of a mineral deposit, once discovered, is also dependent upon a number of factors, some of which are the particular attributes of the deposit, such as size, grade and proximity to infrastructure, metal prices and government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection. In addition, assuming discovery of a commercial ore body, depending on the type of mining operation involved, several years can elapse from the initial phase of drilling until commercial operations are commenced. Most of the above factors are beyond the control of the Company.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC QB under the ticker symbol SGGV and is listed on Berlin Bremen Stock Exchange under the symbol GD7. As of May 31, 2013, there were 75,730,341 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

Since October 2008, a severe general downturn in the U. S. economy and global economy slowdown which already affected the securities markets took place. Such a deleterious turn of events has made it much more difficult for the Company to access financing should it be required to do so. The outlook remains uncertain as growth in the US and Europe experienced another downturn such that another recession is now possible in Europe.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTY

Gaoping Phosphate Property

Gaoping Phosphate which is surrounded by Tanjiachang Phosphate Exploration Concession is located in NEE 80°direction of Chenxi County town with distance 38 km and is under jurisdiction of Tanjiachang village, Chenxi county of Hunan Province.

Geographical coordinates of mining permit’s ranges:
Longitude East 110°26 ′15 ″~110°27 ′05″, Latitude North 28°01 ′49″~28°03′14″.

Geological coordinates of Tanjiachang Phosphate Exploration Concession’s ranges:
Longitude East 110° 25 ′15 ″~ 110° 30 ′00″, Latitude North 28°00 ′00″~28° 07′30″. The area is about 32 km2.

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

The Gaoping mining permit was issued on November 10, 2009 and valid until November 10, 2014. The number of the permit is 4300002009116120048322. The permit is 0.425 km2 and the elevation is from +600mto+510m. These 10 boundary points of Gaoping mining permit are surveyed by official land surveyors.

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

Regional Geology Survey with scale of 1:200,000 had been done by Regional Geology Survey Team of Hunan Provincial Geology in 1970’s and Mineral Resources Bureau and Regional Geology Survey Report (in scale of 1:200,000) and Regional Mineral Resources Report have been submitted. The No. 407 Geology Team from Hunan Provincial Geology and Mineral Resources Bureau launched the General Survey for Pb-Zn Mineralization in Upper-Jingzhuxi, Lower-Jingzhuxi inside Tanjiachang mining area and Dabanlin outside of Tanjiachang, etc in 1980s. They drilled five boreholes but the data is unavailable for data collection. Chemical Geology Exploration Institute, Hunan Province had organized early stage big area scouting and field trips in September to October 1992 and chose Jingzhuxi section as the General Geology Survey working area in the year of 1993 which has been defined as Tanjiachang.As the General Geology Survey work moving forward, Tanjiachang Phosphorite Mining Area becomes enlarged step by step and it has been divided into three sections of Jingzhuxi, Gaoping and Wenshuitang.

The following table summarizes the geological works conducted by Chemical Geology Exploration Institute, Hunan Province.

Item	unit	Quantity			sub-total	Remarks
		1993	1994	1995
1:10000 Geology Mapping	km2	10.9	10.5	10.5	31.9
1:1000 Onsite Geology Section Mapping	m	2305	2212	1,450	5,967	5 lines
Trenching and Logging	m3	1,521.3	1,200	1,125	3,846.3	47 lines
Channel Sampling & Basic Assay		121	126	144	391
Identification of Rock and Minerals		30	22	21	73
Small Weight Sample Testing		30	20	25	75
Basic Chemical Assay		121	126	144	391
Assembly Assay			6	6	12

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

There are at least ten exploration adits driven into favorable locations along the mountain side. The artisans essentially find an outcrop move six to ten meters below the bed and drive into the mountain. Those adits, intersect the phosphorite and are turned into producing mines. By building a chute off the end of the waste pile at the entrance to the adit, the infrastructure for an artisanal mining operation is complete. The transportation infrastructures is completed by building a service road under the chute and loading the phosphorite onto the truck for haulage to the buyer in Chenxi. Contract haulers do the hauling. No drilling has been done on the property. Some exploratory trenching has been done at the various outcrops along the sidehill to test the validity of the above described adit exploration methods. Five samples were collected by Norm Tribe - an independent geologist from the active adits along the strike of the phosphorite bed. The results vary from 19.40%P2O5to 32.86% P2O5. The assays of the samples collected serve to verify the existence and grade of the deposit.

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

As of May 31, 2013, the Company has incurred mineral property costs of $683,622 on the Gaoping Phosphate property

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is traded on the OTC QB under the symbol “SGGV”. The table below sets forth the high and low sales prices for the Company’s common stock for the fiscal years ended May 31, 2012 & 2013. The quotations below reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Quarter Ended	High ($)	Low ($)

August 31, 2011	0.23	0.13

November 30, 2011	0.14	0.06

February 29, 2012	0.15	0.04

May 31, 2012	0.14	0.08

August 31, 2012	0.12	0.05

November 30, 2012	0.11	0.06

February 28, 2013	0.10	0.04

May 31, 2013	0.12	0.05

Pacific Stock Transfer Company is the registrar and transfer agent for our common shares, and is located at Suite 403, 4045 South Spencer Street, Las Vegas, NV 89119 (Telephone: (702) 361-3033; Facsimile: (702) 433-1979).

On August 26, 2013, we had 75,730,341 shares of common stock outstanding and we had approximately 60 stockholders of record plus common shares held by brokerage clearing houses, depositories or other entity.

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

Equity Compensation Plan Information

On February 3, 2004, the Board of Directors of the Company approved the 2004 Stock Option Plan, which was also approved at the Company’s Annual Meeting of Shareholders on January 17, 2005, and registered on May 12, 2004. Pursuant to the stock option plan, the number of shares that may be issued under the plan may not exceed 15% of the issued and outstanding shares of the company. As of May 31, 2013, 15% of the issued and outstanding shares of the Company were 11,359,551.

On April 27, 2011, the Company granted 4,700,000 stock options to directors, officers and consultants at an exercise price of $0.25 each expiring on February 3, 2019. The options were vested immediately.

On November 3, 2011, the Company granted 500,000 stock options to a consultant at an exercise price of $0.25 each expiring on February 3, 2019. The options were vested immediately.

At May 31, 2013, there were 5,200,000 stock options outstanding with an exercise price at $0.25 each expiring on February 3, 2019. The option plan was approved by the shareholders of the Company.

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

On February 6, 2013, the Company re-extended the expiry date of the 20,752,500 Series “D” Share Purchase Warrants (the “D” Warrants) to the earlier of February 17, 2015 or the close of business on the 30th day after a takeover bid for the Company’s issued and outstanding share capital has been made by a third party and approved by the shareholders of the Company. The exercise price of the “D” Warrants remains unchanged at $0.15 per share.

On February 6, 2013, the Company re-extended the expiry date of 3,817,500 Series "A" share purchase warrants from February 15, 2013 to the earlier of February 17, 2015 or the close of business on the 30th day after a takeover bid for the Company's issued and outstanding share capital has been made by a third party and approved by the shareholders of the Company. Upon exercise of the Series “A” Share Purchase Warrants at $0.50 each, the holder will receive one Common Share of the Company and a Series “B” Share Purchase Warrant exercisable at $1.00 for another year.

As of May 31, 2013, the Company has a total of 3,817,500 and 20,752,500 Series “A” and “D” share purchase warrants outstanding, respectively.

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

Hongyu is currently working on putting its phosphate deposit into production. Hongyu currently has received conditional safety approval which expires on March 30, 2014 from Supervision and Management Bureau for Safety Operation of Chenxi County, and approval for power line construction and the explosive operation permit. On March 10, 2013, Hongyu signed a profit sharing agreement with Yichang Baolin Mining Engineering Co. Ltd (“Baolin”) for mining and processing ore from the Project. Baolin has a processing plant using a scrubbing processing which can process up to 100,000 t/a. Baolin is also building the new processing plant near Gaoping property to reduce the transportation cost.

Results of Operations

The Company had no operating revenue except interest income of $17,870 and other income of $1,461,588 from sale of DXC lithium project for the year ended May 31, 2013 compared with interest income of $491 for the year ended May 31, 2012. The comprehensive loss decreased to $119,329 for the year ended May 31, 2013, as compared to $820,745 for the year ended May 31, 2012 mainly due to the other income of $1,461,588 which offset the non-cash stock-based compensation expenses of $924,923 for year ended May 31, 2013 due to the extension of Series “A” and “D” warrants.

Consulting fees increased by $500,166 for the year ended May 31, 2013 when compared to the year ended May 31, 2012, because of the increase in stock-based compensation as main part of consulting fees, stock-based compensation increased to $924,923 in the year ended May 31, 2013 compared with stock-based compensation of $424,479 in the year ended May 31, 2012 due to the extension of warrants.

Accounting, audit, legal and professional fees decreased by $10,702 for the year ended May 31, 2013 when compared to the year ended May 31, 2012.

Foreign exchange gain increased by $10,012 for the year ended May 31, 2013 when compared to the year ended May 31, 2012, because of the exchange rate fluctuation among US dollar, Canadian dollar and RMB.

Depreciation increased by $26,777 for the year ended May 31, 2013 when compared to the year ended May 31, 2012.

Mineral property costs increased by $366,962 for the year ended May 31, 2013 when compared to the year ended May 31, 2012, because the Company has started to develop the Gaoping phosphate property and build mining facility.

Investor relations costs decreased by $79,659 for the year ended May 31, 2013 when compared to the year ended May 31, 2012, because $73,500 were paid by shares to a consultant for the investor relation services in the year ended May 31, 2012.

The Company expects the trend of losses to continue until we can achieve commercial production at the Gaoping phosphate project, of which there can be no assurance as described in Risk Factors.

Liquidity and Working Capital

As of May 31, 2013, the Company had total current assets of $2,075,117, and total current liabilities of $478,934. As of May 31, 2013, the Company had cash of $2,036,805 and working capital of $1,596,183. A balance of approximately $1,600,000 of cash was deposited in China and Hong Kong.

Cash provided in operating activities for the year ended May 31, 2013 was $853,574 as compared to cash used in operating activities for the year ended May 31, 2012 of $379,773. The increase in cash provided in operating activities was primarily due to the other income of $1,461,588 from the sale of its DXC lithium project.

During the year ended May 31, 2013, the Company received the other income of $1,461,588 from the sale of its DXC lithium project and its working capital increased accordingly.

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

Off-Balance Sheet Arrangements

As of May 31, 2013, we were not involved in any form of off-balance sheet arrangement.

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

Management reviews the carrying value of mineral properties at least annually and will recognize impairment in value based upon current exploration results, and any impairment or subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations. Mineral property exploration costs are expensed as incurred. Exploration activities conducted jointly with others are reflected at the Company’s proportionate interest in such activities. As at May 31, 2013 and 2012, the Company did not have proven or probable ore reserves.

Stock-based Compensation

On June 1, 2006, the Company accounts for stock-based compensation in accordance with ASC Topic 718-10, Compensation - Stock Compensation – Overall.

In accordance with ASC 718-10, the compensation expense is amortized on a straight- line basis over the requisite service period which approximates the vesting period. ASC Topic 718-10 requires excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid. The Company has elected to use the Black-Scholes option pricing model to determine the fair value of options and the extension of the expiry date of share purchase warrants previously granted. The Company has estimated the fair value of share purchase warrants and options for the years ended May 31, 2013 and 2012 using the assumptions more fully described in Note 6(b) & (c) to the financial statements

Foreign Currency Translation

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

At May 31, 2013, the Company had not yet achieved profitable operations and has accumulated losses of $6,462,279 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Sterling is involved in the development of Phosphate in Hunan, China. The projects are not yet commercial and have not reached profitability.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the U.S. Dollar, we conduct our business in Chinese Yuan (RMB) and Canadian Dollar and, therefore, are subject to foreign currency exchange risk on cash flows related to expenses and investing transactions. In July 2005, the Chinese government began to permit the Chinese Yuan to float against the U.S. Dollar. All of our costs to operate our Chinese project are paid in Chinese Yuan and all of our costs to operate our principal executive office in Canada are paid in Canadian dollar. Our exploration costs in China may be incurred under contracts denominated in Chinese Yuan or U.S. Dollars. If the Chinese Yuan continues to appreciate with respect to the U.S. Dollar, our costs in China may increase. If the Canadian Dollar continues to appreciate with respect to the U.S. Dollar, our costs in Canada may increase. To date we have not engaged in hedging activities to hedge our foreign currency exposure. In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk. If the exchange rate increased by 10% , it is estimated that our costs would have been approximately $64,000 lower in the year ended May 31, 2013. If the exchange rate were 10% lower during the fiscal year, our costs would increase by approximately $78,000.

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
Vancouver BC V6C 3L2 Canada

Report of Independent Registered Public Accounting Firm

To the Stockholders of,
Sterling Group Ventures, Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Sterling Group Ventures, Inc. (the “Company”) (An Exploration Stage Company) and its subsidiaries as of May 31, 2013 and 2012, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity (capital deficit) for the years then ended and for the period from July 27, 1994 (Date of Inception) to May 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Group Ventures, Inc. and its subsidiaries as of May 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and for the period from July 27, 1994 (Date of Inception) to May 31, 2013, in conformity with accounting principles generally accepted in the United States.

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
August 27, 2013

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
May 31, 2013 and 2012

Stated in U.S. dollars	May 31, 2013	May 31, 2012

ASSETS

Current Assets
Cash and cash equivalents	$2,036,805	$1,262,278
GST/HST receivable	13,947	20,418
Prepaid expenses and other receivable	24,365	31,629
Total current assets	2,075,117	1,314,325

Equipment - Note 4	196,353	153,392
Environmental deposit - Note 3(a)	128,696	123,990
Mineral Properties - Note 3(a)	3,148,740	3,148,740
Total Assets	$5,548,906	$4,740,447

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and other accrued liabilities - Note 5	$478,934	$476,069

Deferred income tax liability - Note 3(a)	732,687	732,687
Total Liabilities	1,211,621	1,208,756

Stockholders' Equity
Common Stock : $0.001 Par Value - Note 6 Authorized : 500,000,000 Issued and Outstanding : 75,730,341 (May 31, 2012: 75,730,341)	75,730	75,730
Additional Paid In Capital - Note 6	10,724,416	9,799,493
Accumulated Other Comprehensive Loss	(582)	(582)
Deficit accumulated during the exploration stage	(6,462,279)	(6,342,950)
Total Stockholders' Equity	4,337,285	3,531,691

Total Liabilities and Stockholders' Equity	$5,548,906	$4,740,447

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended May 31, 2013 and 2012 and
for the period from July 27, 1994 (date of inception) to May 31, 2013

			July 27, 1994
			(Date of
			inception) to
	Years ended May 31,		May 31,
Stated in U.S. dollars	2013	2012	2013

Expenses
Accounting, audit, legal and professional fees	$101,894	$112,596	$724,891
Bank charges	1,044	680	4,189
Consulting fees - Notes 5, 6 (b & c)	950,743	450,577	4,785,402
Depreciation	30,485	3,708	43,595
Filing fees and transfer agent	10,127	12,074	70,890
Foreign exchange loss (gain)	(32,557)	(22,545)	(60,259)
General and administrative	1,902	2,996	128,869
Mineral property costs - Note 3	525,292	158,330	1,948,016
Printing and mailing	409	5,549	22,841
Shareholder information and investor relations	6,328	85,987	170,843
Travel and entertainment	3,120	11,284	160,875
Recovery of doubtful collection	-	-	(272,358)
Allowance for doubtful collection	-	-	246,708
	(1,598,787)	(821,236)	(7,974,502)

Other items
Interest income	17,870	491	50,635
Other income - Note 3(b)	1,461,588	-	1,461,588
	1,479,458	491	1,512,223

Net loss for the period	$(119,329)	$(820,745)	$(6,462,279)

Currency translation adjustment	-	-	(582)

Comprehensive loss for the period	$(119,329)	$(820,745)	$(6,462,861)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average number of shares outstanding	75,730,341	74,774,057

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
For the period from July 27, 1994 (date of inception) to May 31, 2013

					Deficit
				Accumulated	Accumulated
		Stock	Additional	Other	During The
	Common	Amount At	Paid In	Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Income (Loss)	Stage	Total

Balance, July 27, 1994 (Date of inception)	-	$-	$-	$-	$-	$-
Common stock	1	1	-	-	-	1
Amount contributed by director	-	-	1,881	-	-	1,881
Net loss for the periods	-	-	-	-	(7,902)	(7,902)
Balance, May 31, 2001	1	$1	$1,881	$-	$(7,902)	$(6,020)
Net loss of the year	-	-	-	-	(1,860)	(1,860)
Balance, May 31, 2002	1	$1	$1,881	$-	$(9,762)	$(7,880)
Net loss of the year	-	-	-	-	(1,360)	(1,360)
Balance, May 31, 2003	1	$1	$1,881	$-	$(11,122)	$(9,240)
Reverse acquisition	(1)	(1)	(1,881)	-	-	(1,882)
acquisition	25,000,000	25,000	(23,119)	-	-	1,881
Outstanding common shares of Company prior to acquisition	11,360,000	11,360	(10,883)	(583)	-	(106)
Issuance of shares for cash pursuant to a private placement - at $0.50	1,766,000	1,766	881,234	-	-	883,000
Stock-based compensation	-	-	368,641	-	-	368,641
Net loss of the year	-	-	-	-	(527,446)	(527,446)
Balance, May 31, 2004	38,126,000	$38,126	$1,215,873	$(583)	$(538,568)	$714,848
Issuance of shares for cash pursuant to a private placement - at $0.50	1,950,000	1,950	973,050	-	-	975,000
Issuance of shares for finder's fee of private placement	101,500	102	50,648	-	-	50,750
Finders' fees	-	-	(50,750)	-	-	(50,750)
Issuance of shares for services rendered	100,000	100	41,900	-	-	42,000
Net loss of the year	-	-	-	-	(818,954)	(818,954)
Balance, May 31, 2005	40,277,500	$40,278	$2,230,721	$(583)	$(1,357,522)	$912,894
Net loss for the year	-	-	-	-	(461,201)	(461,201)
Balance, May 31, 2006	40,277,500	$40,278	$2,230,721	$(583)	$(1,818,723)	$451,693
Issuance of shares for cash pursuant to a private placement - at $0.15	2,750,300	2,750	409,795	-	-	412,545
Issuance of shares for finder's fee of private placement	123,690	124	21,522	-	-	21,646
Finders' fees	-	-	(21,646)	-	-	(21,646)
Share issuance costs	-	-	(3,687)	-	-	(3,687)
Issuance of shares for services rendered	350,000	350	48,650	-	-	49,000
Net loss for the year	-	-	-	-	(864,485)	(864,485)
Balance, May 31, 2007	43,501,490	$43,502	$2,685,355	$(583)	$(2,683,208)	$45,066

Stated in U.S. dollars	Shares	Par Value	Capital	Income (Loss)	Stage	Total

Balance, May 31, 2007	43,501,490	$43,502	$2,685,355	$(583)	$(2,683,208)	$45,066
Issuance of shares for services rendered at $0.06	324,685	324	19,156	-	-	19,480
Revaluation of share purchase warrants	-	-	409,525	-	-	409,525
Net loss for the year	-	-	-	-	(516,440)	(516,440)
Balance, May 31, 2008	43,826,175	$43,826	$3,114,036	$(583)	$(3,199,648)	$(42,369)
Revaluation of share purchase warrants	-	-	83,852	-	-	83,852
Net loss for the year	-	-	-	-	(245,405)	(245,405)
Balance, May 31, 2009	43,826,175	$43,826	$3,197,888	$(583)	$(3,445,053)	$(203,922)
Revaluation of share purchase warrants	-	-	91,704	-	-	91,704
Net loss for the year	-	-	-	-	(213,704)	(213,704)
Balance, May 31, 2010	43,826,175	$43,826	$3,289,592	$(583)	$(3,658,757)	$(325,922)
Issuance of shares for cash pursuant to a private placement - at $0.10	20,000,000	20,000	1,980,000	-	-	2,000,000
Issuance of shares for finder's fee of private placement	752,500	752	(752)	-	-	-
Issuance of shares for exercise of "C" warrants - at $0.18	801,666	802	143,498	-	-	144,300
Issuance of shares for services rendered	350,000	350	80,150	-	-	80,500
Stock-based compensation	-	-	1,692,526	-	-	1,692,526
Currency translation adjustment	-	-	-	1	-	1
Net loss for the year	-	-	-	-	(1,863,448)	(1,863,448)
Balance, May 31, 2011	65,730,341	$65,730	$7,185,014	$(582)	$(5,522,205)	$1,727,957
Issuance of shares for acquisition of the subsidiary - at $0.22	10,000,000	10,000	2,190,000	-	-	2,200,000
Stock-based compensation	-	-	424,479	-	-	424,479
Net loss for the year	-	-	-	-	(820,745)	(820,745)
Balance, May 31, 2012	75,730,341	$75,730	$9,799,493	$(582)	$(6,342,950)	$3,531,691
Stock-based compensation	-	-	924,923	-	-	924,923
Net loss for the year	-	-	-	-	(119,329)	(119,329)
Balance, May 31, 2013	75,730,341	$75,730	$10,724,416	$(582)	$(6,462,279)	$4,337,285

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended May 31, 2013 and 2012 and
for the period from July 27, 1994 (date of inception) to May 31, 2013

			July 27, 1994
			(Date of
			inception) to
	Years ended May 31,		May 31,
Stated in U.S. dollars	2013	2012	2013
Cash flows from operating activities
Net loss for the period	$(119,329)	$(820,745)	$(6,462,279)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock-based compensation	924,923	424,479	3,995,650
Depreciation	30,485	3,708	43,595
Permit and engineering studies	-	-	150,000
Shareholder information and investor relations	-	-	100,947
Accounting, audit and legal fees	-	-	49,000
Unrealized FV adjustment on cash	-	(3,300)	(3,405)

Changes in non-cash working capital items
GST/HST refundable	6,471	(12,501)	(13,947)
Prepaid expenses and other receivable	8,248	43,533	(1,853)
Accounts payable and accrued liabilities	2,776	(14,947)	558,586
Net cash provided by (used in) operating activities	853,574	(379,773)	(1,583,706)

Cash flows from investing activities
Advance on investment	-	-	(205,945)
Additions to equipment	(79,135)	(155,863)	(245,758)
Additions to mineral properties	-	(280,651)	(280,651)
Net change in cash held in trust	-	43,312	-
Net cash used in investing activities	(79,135)	(393,202)	(732,354)

Cash flows from financing activities
Net proceeds on issuance of common stock	-	-	4,411,158
Amounts contributed by director	88	(60,262)	(58,293)
Net cash provided by (used in) financing activities	88	(60,262)	4,352,865

Net increase (decrease) in cash	774,527	(833,237)	2,036,805
Cash and cash equivalents - beginning of period	1,262,278	2,095,515	-
Cash and cash equivalents - end of period	$2,036,805	$1,262,278	$2,036,805

Supplemental Information :
Cash paid for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash Transactions :
Issuance of shares for commission paid to broker for private placement	$-	$-	$147,646
Issuance of shares for services rendered	$-	$-	$171,500
Issuance of shares for settlement of accounts payable	$-	$-	$19,480
Issuance of share purchase warrants for finder's fee paid to broker for private placement	$-	$-	$11,477
Issuance of shares for acquisition of the subsidiary	$-	$2,200,000	$2,200,000

See accompanying notes to consolidated financial statements

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2013
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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown as these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2013, the Company incurred a net loss of $119,329 during the year ended May 31, 2013 and a cumulative loss of $6,462,279 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

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
May 31, 2013
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

Mineral Properties

Costs of acquiring mineral properties are capitalized by the project area unless the mineral properties do not have proven reserves. Costs to maintain mineral rights and leases are expensed as incurred. When a property reaches the production state, the related capitalized costs are amortized using the unit of production method on the basis of annual estimates of ore reserves. Management reviews the carrying value of mineral properties at least annually and will recognize impairment in value based upon current exploration results, and any impairment or subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations. Mineral property exploration costs are expensed as incurred. Exploration activities conducted jointly with others are reflected at the Company’s proportionate interest in such activities. As at May 31, 2013 and 2012, the Company did not have proven or probable ore reserves.

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

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation. The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. No asset retirement obligation was required to be recognized at May 31, 2013 and 2012.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2013
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

ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties accrued on unrecognized tax benefits within general and administrative expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in general and administrative expenses in the period that such determination is made. The tax returns for fiscal 2010, through 2013 are subject to audit or review by the US tax authority, where as fiscal 2006 through 2013 are subject to audit or review by the Canadian tax authority.

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
May 31, 2013
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

The Company did not have any assets or liabilities stated at fair value utilizing Level 1, Level 2 or Level 3 inputs as at May 31, 2013 or 2012.

The Company’s financial instruments consist of cash, GST/HST receivables and accounts payable and accrued liabilities. The carrying values of the Company’s financial instruments approximate fair value due to the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Basic Loss per Share

The Company reports basic loss per share in accordance with the ASC Topic 260-10, “Earnings Per Share - Overall”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back any convertible preferred dividend and the after-tax amount of interest in the period associated with any convertible debt. The numerator is also adjusted for any other changes in income or loss that would result from the assumed conversion of these potential common shares. Common share equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net loss position at the calculation date. At May 31, 2013, the Company had 29,770,000 (2012 - 29,770,000) common share equivalents in respect to options and warrants. Because the Company incurred a loss, the dilutive impact of the outstanding options and warrants have been excluded as the impact would be anti-dilutive.

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions in Canada, Hong Kong and China. As of May 31, 2013, the Company’s maximum exposure to credit risk is the carrying value of the Company’s cash, and other receivables. The market in China is monitored by the central government, which could impose taxes or restrictions at any time which would make operations unprofitable and infeasible and cause a write-off of investment in the mineral properties. Other factors include political policy on foreign ownership, political policy to open the doors to foreign investors, and political policy on mineral claims and metal prices.

Comprehensive Loss

The Company reports comprehensive income (loss) in accordance with ASC Topic 220-10, “Comprehensive Income - Overall”. Comprehensive loss is comprised of foreign currency translation adjustments.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2013
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

The Company has elected to use the Black-Scholes option pricing model to determine the fair value of the options and the extension of the expiry dates of share purchase warrants previously granted. The Company has estimated the fair value of the options and share purchase warrants for the years ended May 31, 2013 and May 31, 2012 using the assumptions more fully described in Note 6(b) and (c).

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the Company’s consolidated financial statements.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2013
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

In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The new guidance clarifies the scope of the offsetting disclosures and addresses any unintended consequences as a result of ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This guidance is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The Company does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The new guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective for fiscal years beginning on or after December 15, 2012, and interim periods within those annual periods. The Company will adopt this guidance during fiscal 2014, and is currently assessing the impact on its consolidated financial statements.

On February 28, 2013, the FASB issued Accounting Standards Update [ASU] 2013-04, entitled Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The ASU 2013-04 amendments add to the guidance in FASB Accounting Standards Codification [FASB ASC] Topic 405, entitled Liabilities and require reporting entities to measure obligations resulting from certain joint and several liability arrangements where the total amount of the obligation is fixed as of the reporting date, as the sum of the following:

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2013
(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies – (cont’d)

Recent Accounting Pronouncements – (cont’d)

•	The amount the reporting entity agreed to pay on the basis of its arrangement among co-obligors.
•	Any additional amounts the reporting entity expects to pay on behalf of its co-obligors.

On March 4, 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. The Company does not anticipate that these changes will have a material impact on its consolidated financial statements or disclosures.

On April 22, 2013, the FASB issued Accounting Standards Update [ASU] 2013-07, entitled Liquidation Basis of Accounting. With ASU 2013-07, the FASB amends the guidance in the FASB Accounting Standards Codification [FASB ASC] Topic 205, entitled Presentation of Financial Statements. The amendments serve to clarify when and how reporting entities should apply the liquidation basis of accounting. The guidance is applicable to all reporting entities, whether they are public or private companies or not-for-profit entities. The guidance also provides principles for the recognition of assets and liabilities and disclosures, as well as related financial statement presentation requirements. The requirements in ASU 2013-07 are effective for annual reporting periods beginning after December 15, 2013, and interim reporting periods within those annual periods. Reporting entities are required to apply the requirements in ASU 2013-07 prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The adoption of ASU 2013-07 is not expected to have a material effect on the Company’s operating results or financial position.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2013
(Stated in US Dollars)

Note 3	Mineral Properties

A summary of mineral properties costs for the cumulative period from date of inception (July 27, 1994) to May 31, 2013 were incurred and accounted for in the consolidated statement of operations as follows:

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

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2013
(Stated in US Dollars)

Note 3	Mineral Properties – (cont’d)

	DXC	Gaoping
	Salt Lake	Phosphate
Summary of mineral property expenditures	Property	Property	Total

Balance, May 31, 2012	$1,042,167	$158,330	$1,200,497
Administrative	-	21,561	21,561
Consulting fees	-	23,437	23,437
Engineering studies	-	266,644	266,644
Field supplies	-	84,177	84,177
Recording fees	-	2,235	2,235
Travel & promotion	-	38,036	38,036
Technical reports	-	6,963	6,963
Wages and benefits	-	82,239	82,239
Balance, May 31, 2013	$1,042,167	$683,622	$1,725,789

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
May 31, 2013
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

As of May 31, 2013, the Company has incurred mineral property costs of $683,622 on this property which have been expensed to the statement of operations as disclosed in the table above.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2013
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

On July 3, 2007, Micro received a letter terminating the agreement due to a lack of progress in the approval for the establishment of the joint venture company. By letter dated August 25, 2008, Mianping had confirmed that the agreement dated September 16, 2005 was terminated effective July 8, 2008. This agreement was replaced by the agreement with Zhong Chuan International Mining Holdings Co. Ltd. (“Zhong Chuan”) dated July 8, 2008 (“the Agreement”).

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

Pursuant to the Termination Agreement, the parties had Sunrise pay RMB 10 million ($1,570,200) to Micro Express immediately in exchange of the original receipts in total amount of RMB 6,218,451 which Micro Express had spent for the DXC project and the receipt of RMB 3,781,549 from Micro Express. Micro Express quitclaimed all of its interest in and to the DXC project and the Mianping Agreement and amendments thereto, if any, shall be deemed to be null and void effective immediately after Micro Express received RMB 10 million from Sunrise.

As of May 31, 2013, the Company had incurred a total of $1,042,167 in mineral property costs on this property.

On June 21, 2012, the Company received the full payment of RMB 10,000,000 from Sunrise, and had quitclaimed all of its interest in and to the DXC lithium project and the Mianping Agreement and amendments thereto, if any, were null and void. RMB700,000 was incurred as expenses for the collection of the refund. The net amount, RMB9,300,000 ($1,461,588) was recorded as other income in the consolidated statement of operations for the year ended May 31, 2013.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2013
(Stated in US Dollars)

Note 4	Equipment

	May 31, 2013			May 31, 2012
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Computer equipment	$13,747	$11,740	$2,007	$12,574	$10,300	$2,274
Automobile	60,239	14,698	45,541	58,037	2,554	55,483
Office equipment	3,627	1,473	2,154	3,494	254	3,240
Machinery	163,049	16,398	146,651	3,797	-	3,797
Construction in progress	-	-	-	88,598	-	88,598
	$240,662	$44,309	$196,353	$166,500	$13,108	$153,392

The depreciation for the year ended May 31, 2013 was $30,485 (2012: $3,708).

The construction in progress represents the cost incurred for the extension of electric power line to the mining site which was reclassified to machinery in 2013.

Note 5	Related Party Transactions

The Company was charged consulting fees for administrative, corporate, financial, engineering, and management services during the year ended May 31, 2013 totaling $23,831 (2012: $23,981) by companies controlled by a director of the Company.

Included in accounts payable and accrued liabilities is $464,059 (May 31, 2012: $463,971) which was due to companies controlled by the directors for their services provided in a previous year.

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
May 31, 2013
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

Prior to the adoption of the accounting for stock based compensation on employees in 2005, the Company accounts for its stock based compensation plans using the intrinsic value method whereby no compensation costs had been recognized in the financial statements for stock options granted to employees and directors. If the fair value method had been used for options granted, a fair value of $504,000 would be recorded as compensation expenses during the year ended May 31, 2004.

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
May 31, 2013
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

At May 31, 2013, there were 5,200,000 stock options (May 31, 2012: 5,200,000) outstanding and exercisable with an exercise price at $0.25 each expiring on February 3, 2019, an aggregate intrinsic value of $nil (May 31, 2012: $1,300,000) and a weighted average remaining contractual term of 5.68 years (May 31, 2012: 6.82) .

c)   Share Purchase Warrants

Changes in share purchase warrants for the years ended May 31, 2013 and 2012 are summarized as follows:

Weighted
Average
	Number of	Exercise
	Shares	Price

Balance, May 31, 2011	24,570,000	$0.204
Granted	-	-
Exercised	-	-
Expired	-	-
Balance, May 31, 2013 and 2012	24,570,000	$0.204

Share purchase warrants outstanding at May 31, 2013:

Series	Number	Price	Expiry Date
"A"	3,817,500	$ 0.50	February 17, 2015
"D"	20,752,500	$ 0.15	February 17, 2015
	24,570,000

Each Series “A” warrant entitles the holder thereof the right to purchase one common share at $0.50 per share expiring on the earlier of:

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2013
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
May 31, 2013
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

On February 6, 2013, the Company extended the expiry date of 20,752,500 Series "D" Share Purchase Warrants (the "D" Warrants) from February 15, 2013 to the earlier of February 17, 2015 or the close of business on the 30th day after a takeover bid for the Company's issued and outstanding share capital has been made by a third party and approved by the shareholders of the Company. The exercise price of the warrants remained unchanged at $0.15 per share. The additional fair value of the 20,752,500 extended life Series “D” Share Purchase Warrants was estimated at $816,320 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 169.44%, risk-free interest rates of 0.27% and expected life of 2 years.

As a result of the extension of the warrants described above, the Company recorded stock-based compensation expenses of $924,923 (2012: $424,479) as part of the consulting fees in the statement of operations for the year ended May 31, 2013.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2013
(Stated in US Dollars)

Note 7	Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies through amounts held in China in RMB: Cash and cash equivalent $560,707 (May 31, 2012 - $10,924)

The Company is exposed to fluctuations in foreign currencies through amounts held in Canada in CAD: Cash $36,275 (May 31, 2012 - $50,850)

The Company is exposed to fluctuations in foreign currencies through amounts held in Hong Kong in HKD: Cash $409 (May 31, 2012 - $538)

Note 8	Deferred Tax Assets

The Company's income tax expense for the years ended May 31, 2013 and 2012 differed from the United States statutory rates:

	2013	2012

Effective tax rate	35%	35%

Statutory rate applied to loss before income taxes	$(41,200)	$(287,300)
Increase in income taxes resulting from:
Foreign income taxed at other than US statutory rates	60,600	13,600
Non-deductible expenses	-	-
Permanent differences	-	300
Other	-	-
Change in valuation allowance	(19,400)	273,400
Income tax expense	$-	$-

The significant components of the Company’s deferred tax assets are approximately as follows:

	2013	2012
Deferred income tax assets (liability)
Equipment	$4,900	$4,600
Mineral property and related deferred explorations	(732,700)	(732,700)
Stock based compensation	1,096,800	773,000
Net operating losses	790,300	1,133,800
	1,159,300	1,178,700
Valuation allowance	(1,892,000)	(1,911,400)
	$(732,700)	$(732,700)

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2013
(Stated in US Dollars)

Note 8	Deferred Tax Assets- (cont’d)

At May 31, 2013, the Company has incurred accumulated net operating losses totaling approximately $2,447,000 (2012: $3,283,000) which are available to reduce taxable income in future taxation years. If not utilized to reduce future taxable income, the Company’s net operating loss carryforwards will expire as follows:

Year of Expiry	Amount

2022	7,000
2023	20,000
2024	159,000
2025	819,000
2026	461,000
2027	864,000
2028	107,000
2029	162,000
2030	122,000
2031	170,000
2032	392,000
2033	(836,000)
$2,447,000

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

b.             Management's Report on Internal Control over Financial Reporting

The Company’s management, including our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief financial officers and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of their inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of the design and operation of the Company’s internal controls over financial reporting based on certain criteria established in Internal Control – Integrated 1992 Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting is effective as of May 31, 2013.

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected / Appointed
Richard Shao	President, Director, CFO	50	January 21, 2004
Raoul Tsakok	Chairman of the Board, CEO	63	January 21, 2004
Gerald Runolfson	Director	71	April 5, 2004
Robert Smiley	Director	69	June 6, 2007

Business Experience

The following sets forth the business experience of each of the Company's directors and executive officers:

Raoul N. Tsakok, Chairman

Mr. Tsakok has worked in the Investment Management business for over 35 years. He has been Chairman of Sagit Investment Management Ltd. since 1987. He has been Chairman and director of Richco Investors Inc. and Constitution Insurance Company of Canada. He holds an MBA degree.

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

Gerald Runolfson, Professional Engineer, Director

Mr. Runolfson is a professional engineer (P. Eng.) and has been in the construction industry for over 40 years. He is currently President and controlling shareholder of Elkon Products Inc., a company that has the exclusive distribution rights for all silica fume produced in Canada. Silica fume is used in oil well cementing operation and concrete construction. Major customers include Halliburton and BJ Services. Mr. Runolfson has been a Director of a number of public companies.

Robert G. Smiley, J. D, Director

Mr. Smiley is a business consultant working with junior companies. He has been self-employed in this capacity for the past ten years. He is a former lawyer who specialized in oil and gas and securities law for twenty-five years. He is currently president of Drucker, Inc. and a director of Richco Investors Inc, Canadian Imperial Ventures Corp., Teuton Resource Corp. and Silver Grail Resources Inc. He has served on the boards of a number of junior and intermediate companies in the past.

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

Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of Mr. Raoul Tsakok, Mr. Richard Shao and Mr. Robert Smiley. Mr. Raoul Tsakok qualifies as an "audit committee financial expert" as defined in Item 407(5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. During the year ended May 31, 2013, the audit committee met six times. A copy of our audit committee charter is filed as an exhibit to the Form 10-K on August 28, 2009.

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

ITEM 11. EXECUTIVE COMPENSATION

(a) Officers' Compensation.

Compensation paid by the Company for all services provided up to the fiscal years ended May 31, 2012 and 2013 to each of the executive officers and to all officers as a group is set forth below.

SUMMARY COMPENSATION TABLE OF EXECUTIVES
(For fiscal years ended May 31, 2012 and 2013)

		Cash Compensation			Security Grants	TOTAL ($)
Name and Principal Position	Year ended May 31,	Salary ($) (1)	Bonus ($)	All Other Compensation ($) (2)	Option Awards ($)(3)
Richard Shao President	2012	0	0	0	0	0
	2013	0	0	0	0	0
Raoul Tsakok Chairman	2012	0	0	0	0	0
	2013	0	0	0	0	0
Kathy Wang Secretary	2012	0	0	23,981	0	23,981
	2013	0	0	23,831	0	23,831
Officers as A Group	2012	0	0	23,981	0	23,981
	2013	0	0	23,831	0	23,831

(1)	Executive officers did not receive any salary during the fiscal years ended May 31, 2012 or 2013.
(2)	The amounts listed under the Column entitled “All other Compensation” in the “Summary Compensation Table” related to consulting fees earned during the period reported.
(3)	Please refer Note 6(b) to the financial statements included herein.

(b) Directors' Compensation

Directors who are also officers receive no cash compensation for services as a director. However, the directors will be reimbursed for out-of-pocket expenses incurred in connection with attendance at board and committee meetings. The Company granted options to directors under its 2004 Incentive Stock Option Plan subsequently adopted.

SUMMARY COMPENSATION TABLE OF DIRECTORS
(For fiscal years ended May 31, 2012 and 2013)

		Cash Compensation			Security Grants		TOTAL ($)
Name and Principal Position	Year ended May 31,	Annual Retainer Fees ($)	Meeting Fees ($)	Consulting Fees/ Other Fees ($)	Option Awards ($)(1)	All Other Compensation ($)
Raoul Tsakok Director	2012	0	0	0	0	0	0
	2013	0	0	0	0	0	0
Richard Shao Director	2012	0	0	0	0	0	0
	2013	0	0	0	0	0	0
Gerald Runolfson Director	2012	0	0	0	0	0	0
	2013	0	0	0	0	0	0
Robert G. Smiley Director	2012	0	0	0	0	0	0
	2013	0	0	0	0	0	0
Directors as a Group	2012	0	0	0	0	0	0
	2013	0	0	0	0	0	0

(1)        Please refer Note 6(b) to the financial statements included herein.

During the year ended May 31, 2011, we granted 3,100,000 stock options to our directors or officers. The options are granted at an exercise price of $0.25 per share and expiring on February 3, 2019.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
(For fiscal years ended May 31, 2013)

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 26, 2013, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated. As of August 26, 2013, there were 75,730,341 common shares issued and outstanding.

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

(1)        The address of each beneficial owner is 308 – 1228 Marinaside Cr., Vancouver, BC V6Z 2W4 Canada

(2)

Based on 75,730,341 shares outstanding as of August 26, 2013 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

(3)	15,000,000 common shares held through Cobilco Inc., a company 100% owned by Mr. Tsakok.

(4)	Includes 800,000 common shares and 300,000 “A” warrants, and 300,000 “B” warrants held through Elkon Products Inc., a company 100% owned by Mr. Runolfson

(5)	Includes 800,000 stock options.

(6)	Includes 600,000 stock options.

Changes in Control

As of August 26, 2013, management had no knowledge of any arrangements which may at a subsequent date result in a change in control of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

BDO Canada LLP (“BDO”) provided audit services to the Company in connection with its annual report for the fiscal years ended May 31, 2013 and May 31, 2012. The aggregate fees billed by BDO for the May 31, 2013 year ended audit and the fiscal year 2013 quarterly reviews of the Company was $67,821. The aggregate fees billed by BDO for the May 31, 2012 year ended audit and the fiscal year 2012 quarterly reviews of the Company was $81,141.

Audit Related Fees

No fees were billed by BDO to the Company for professional services that are reasonably related to the audit or review of the Company's financial statements.

Tax Fees

No fees were billed by BDO to the Company in the years ended May 31, 2013 and 2012 for professional tax services.

All Other Fees

No fees were billed by BDO to the Company for other professional services rendered or any other services not disclosed above during the years ended May 31, 2013 and 2012.

Audit Committee Pre-Approval

The Audit Committee has the sole authority to appoint, terminate and replace our independent auditor and to approve the scope, fees and terms of all audit engagements, as well as all permissible non-audit engagements of our independent auditor. All the services provided by the auditors were approved by our Audit Committee.

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

A list of the exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index beginning on page 50 of this report. Those exhibits incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. Otherwise, the exhibits are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING GROUP VENTURES INC.

By:	/s/ Raoul Tsakok
Raoul Tsakok
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 28, 2013

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raoul Tsakok
Raoul Tsakok	Chairman and Chief Executive Officer	August 28, 2013
(Principal Executive Officer)
/s/ Richard Shao
Richard Shao	President and Chief Financial Officer	August 28, 2013

/s/ Robert Smiley
Robert Smiley	Director	August 28, 2013

/s/ Gerald Runolfson
Gerald Runolfson	Director	August 28, 2013

Index of Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of the Company, (filed as Exhibit 3.1 to the Company's Registration Statement on Form SB-2 filed on July 26, 2002, and incorporated herein by reference).
3.2	Bylaws of the Company (filed as Exhibit 3.2 to the Company's Registration Statement on Form SB-2 filed on July 26, 2002, and incorporated herein by reference).
4.1	Specimen stock certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form SB-2 filed on July 26, 2002, and incorporated herein by reference).
10.1	Acquisition Agreement between the Company and Micro Express Ltd., dated January 20, 2004. (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on January 29, 2004, and incorporated herein by reference).
10.2	Joint Venture Contract between Micro Express Ltd. (the Company’s wholly subsidiary) and Sichuan Province Mining Ltd., dated April 5, 2005 (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on April 11, 2005, and incorporated herein by reference).
10.3	Agreement for Development of DXC Salt Lake Property between Micro Express Holdings Inc. (the Company’s wholly subsidiary) and Beijing Mianping Salt Lake Research Institute, dated September 16, 2005 (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on September 21, 2005, and incorporated herein by reference).
10.4	Agreement for Termination of Joint Venture between Micro Express Ltd. and Sichuan Province Mining Ltd., dated March 3, 2006 (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on March 6, 2006, and incorporated herein by reference).
10.5	Agreement between the Company, Zhong Chuan International Mining Holding Co., Ltd., and shareholders of Monte Sea Holdings Ltd., dated July 8, 2008 (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on July 15, 2008, and incorporated herein by reference).
10.6	Agreement between the Company, Hongyu Mining Co., Ltd. , and the shareholders of Hongyu Mining Co., Ltd., dated October 18, 2010 (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on October 21, 2010, and incorporated herein by reference).
10.7	Letter of Intent between the Company and Shimen County Merchants Bureau, dated November 10, 2010 (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on November 16, 2010, and incorporated herein by reference).
10.8	Agreement for Termination of Joint Venture between the Company, Micro Express Holdings Inc. and Beijing Mianping Salt Lake Research Institute, dated October 31, 2011 (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on November 3, 2011, and incorporated herein by reference).
14.1	Code of Ethics. (Filed as Exhibit 14.1 to the Company's annual report on Form 10-K filed on August 28, 2009, and incorporated herein by reference).
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
99.1	Audit Committee Charter. (Filed as Exhibit 99.1 to the Company's annual report on Form 10-K filed on August 28, 2009, and incorporated herein by reference).
101.INS	XBRL Instance Document. Furnished herewith.
101.SCH	XBRL Taxonomy Extension Schema Document. Furnished herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Furnished herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Furnished herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Furnished herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Furnished herewith.