Form 10-K/A
period 2013-05-31
STERLING GROUP VENTURES INC
filed 2013-08-29
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Company's Annual Report on Form 10-K for the period ended May 31, 2013 is to furnish Exhibit 101 XBRL interactive data files . No other changes have been made to the Form 10-K, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-K.

STERLING GROUP VENTURES INC.
MAY 31, 2013 ANNUAL REPORT ON FORM 10-K

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