Form 10-Q
period 2013-08-31
STERLING GROUP VENTURES INC
filed 2013-10-11
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended August 31, 2013.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 8, 2013.

Title of each class	Number of shares
Common Stock, par value $0.001 per share	75,730,341

STERLING GROUP VENTURES, INC.
FORM 10-Q
INDEX

		Page

PART I - FINANCIAL INFORMATION		3

Item 1.	Financial Statements (unaudited)	3

	Unaudited Interim Consolidated Balance Sheets of Sterling Group Ventures, Inc. at August 31, 2013 and May 31, 2013	3

	Unaudited Interim Consolidated Statements of Operations for the three months ended August 31, 2013 and 2012 and for the Period from July 27, 1994 (Date of Inception) to August 31, 2013	4

	Unaudited Interim Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit) for the period from July 27, 1994 (Date of Inception) to August 31, 2013 ..	5-6

	Unaudited Interim Consolidated Statements of Cash Flows for the three months ended August 31, 2013 and 2012 and for the Period from July 27, 1994 (Date of Inception) to August 31, 2013	7

	Notes to the Unaudited Interim Consolidated Financial Statements	8-18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls And Procedures	24

PART II - OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

Signatures		27

Index to Exhibits		28

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
August 31, 2013 and May 31, 2013

Stated in U.S. dollars	August 31, 2013	May 31, 2013
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$1,910,520	$2,036,805
GST/HST receivable	15,403	13,947
Prepaid expenses and other receivable	16,319	24,365
Total current assets	1,942,242	2,075,117

Equipment - Note 4	189,263	196,353
Environmental deposit - Note 3(a)	129,003	128,696
Mineral Properties - Note 3(a)	3,148,740	3,148,740
Total Assets	$5,409,248	$5,548,906

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and other accrued liabilities - Note 5	$465,821	$478,934
Total current liability	465,821	478,934

Deferred income tax liability	732,687	732,687
Total Liabilities	1,198,508	1,211,621

Stockholders' Equity
Common Stock : $0.001 Par Value - Note 6 Authorized : 500,000,000 Issued and Outstanding : 75,730,341 (May 31, 2013: 75,730,341)	75,730	75,730
Additional Paid In Capital - Note 6	10,724,416	10,724,416
Accumulated Other Comprehensive Loss	(582)	(582)
Deficit accumulated during the exploration stage	(6,588,824)	(6,462,279)
Total Stockholders' Equity	4,210,740	4,337,285

Total Liabilities and Stockholders' Equity	$5,409,248	$5,548,906

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended August 31, 2013 and 2012 and
for the period from July 27, 1994 (date of inception) to August 31, 2013
(Unaudited)

			July 27, 1994
			(Date of
			inception) to
	Three months ended August 31		August 31,
Stated in U.S. dollars	2013	2012	2013

Expenses
Accounting, audit, legal and professional fees	$22,100	$28,611	$746,991
Bank charges	116	257	4,305
Consulting fees - Notes 5, 6 (b & c)	6,255	6,288	4,791,657
Depreciation	11,444	4,159	55,039
Filing fees and transfer agent	3,625	4,818	74,515
Foreign exchange loss(gain)	(6,609)	10,084	(66,868)
General and administrative	475	489	129,344
Mineral property costs - Note 3	95,091	145,949	2,043,107
Printing and mailing	-	-	22,841
Shareholder information and investor relations	1,700	1,699	172,543
Travel and entertainment	-	2,969	160,875
Recovery of doubtful collection	-	-	(272,358)
Allowance for doubtful collection	-	-	246,708
	(134,197)	(205,323)	(8,108,699)

Other items
Interest income	1,639	4,866	52,274
Other income - Note 3(a) and (b)	6,013	1,461,588	1,467,601
	7,652	1,466,454	1,519,875

Net income(loss) for the period	$(126,545)	$1,261,131	$(6,588,824)

Currency translation adjustment	-	-	(582)

Comprehensive income(loss) for the period	$(126,545)	$1,261,131	$(6,589,406)

Basic and diluted income(loss) per share	$(0.00)	$0.02

Weighted average number of shares outstanding	75,730,341	75,730,341

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
For the period from July 27, 1994 (date of inception) to August 31, 2013
(Unaudited)

					Deficit
				Accumulated	Accumulated
		Stock	Additional	Other	During The
	Common	Amount At	Paid In	Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Income (Loss)	Stage	Total

Balance, July 27, 1994 (Date of inception)	-	$-	$-	$-	$-	$-
Common stock	1	1	-	-	-	1
Amount contributed by director	-	-	1,881	-	-	1,881
Net loss for the periods	-	-	-	-	(7,902)	(7,902)
Balance, May 31, 2001	1	$1	$1,881	$-	$(7,902)	$(6,020)
Net loss of the year	-	-	-	-	(1,860)	(1,860)
Balance, May 31, 2002	1	$1	$1,881	$-	$(9,762)	$(7,880)
Net loss of the year	-	-	-	-	(1,360)	(1,360)
Balance, May 31, 2003	1	$1	$1,881	$-	$(11,122)	$(9,240)
Reverse acquisition	(1)	(1)	(1,881)	-	-	(1,882)
Issuance of common shares for reverse acquisition	25,000,000	25,000	(23,119)	-	-	1,881
Outstanding common shares of Company prior to acquisition	11,360,000	11,360	(10,883)	(583)	-	(106)
Issuance of shares for cash pursuant to a private placement - at $0.50	1,766,000	1,766	881,234	-	-	883,000
Stock-based compensation	-	-	368,641	-	-	368,641
Net loss of the year	-	-	-	-	(527,446)	(527,446)
Balance, May 31, 2004	38,126,000	$38,126	$1,215,873	$(583)	$(538,568)	$714,848
Issuance of shares for cash pursuant to a private placement - at $0.50	1,950,000	1,950	973,050	-	-	975,000
Issuance of shares for finder's fee of private placement	101,500	102	50,648	-	-	50,750
Finders' fees	-	-	(50,750)	-	-	(50,750)
Issuance of shares for services rendered	100,000	100	41,900	-	-	42,000
Net loss of the year	-	-	-	-	(818,954)	(818,954)
Balance, May 31, 2005	40,277,500	$40,278	$2,230,721	$(583)	$(1,357,522)	$912,894
Net loss for the year	-	-	-	-	(461,201)	(461,201)
Balance, May 31, 2006	40,277,500	$40,278	$2,230,721	$(583)	$(1,818,723)	$451,693
Issuance of shares for cash pursuant to a private placement - at $0.15	2,750,300	2,750	409,795	-	-	412,545
Issuance of shares for finder's fee of private placement	123,690	124	21,522	-	-	21,646
Finders' fees	-	-	(21,646)	-	-	(21,646)
Share issuance costs	-	-	(3,687)	-	-	(3,687)
Issuance of shares for services rendered	350,000	350	48,650	-	-	49,000
Net loss for the year	-	-	-	-	(864,485)	(864,485)
Balance, May 31, 2007	43,501,490	$43,502	$2,685,355	$(583)	$(2,683,208)	$45,066

					Deficit
				Accumulated	Accumulated
		Stock	Additional	Other	During The
	Common	Amount At	Paid In	Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Income (Loss)	Stage	Total

Balance, May 31, 2007	43,501,490	$43,502	$2,685,355	$(583)	$(2,683,208)	$45,066

Issuance of shares for services rendered at $0.06	324,685	324	19,156	-	-	19,480
Revaluation of share purchase warrants	-	-	409,525	-	-	409,525
Net loss for the year	-	-	-	-	(516,440)	(516,440)
Balance, May 31, 2008	43,826,175	$43,826	$3,114,036	$(583)	$(3,199,648)	$(42,369)
Revaluation of share purchase warrants	-	-	83,852	-	-	83,852
Net loss for the year	-	-	-	-	(245,405)	(245,405)
Balance, May 31, 2009	43,826,175	$43,826	$3,197,888	$(583)	$(3,445,053)	$(203,922)
Revaluation of share purchase warrants	-	-	91,704	-	-	91,704
Net loss for the year	-	-	-	-	(213,704)	(213,704)
Balance, May 31, 2010	43,826,175	$43,826	$3,289,592	$(583)	$(3,658,757)	$(325,922)
Issuance of shares for cash pursuant to a private placement - at $0.10	20,000,000	20,000	1,980,000	-	-	2,000,000
Issuance of shares for finder's fee of private placement	752,500	752	(752)	-	-	-
Issuance of shares for exercise of "C" warrants - at $0.18	801,666	802	143,498	-	-	144,300
Issuance of shares for services rendered	350,000	350	80,150	-	-	80,500
Stock-based compensation	-	-	1,692,526	-	-	1,692,526
Currency translation adjustment	-	-	-	1	-	1
Net loss for the year	-	-	-	-	(1,863,448)	(1,863,448)
Balance, May 31, 2011	65,730,341	$65,730	$7,185,014	$(582)	$(5,522,205)	$1,727,957
Issuance of shares for acquisition of the subsidiary - at $0.22	10,000,000	10,000	2,190,000	-	-	2,200,000
Stock-based compensation	-	-	424,479	-	-	424,479
Net loss for the year	-	-	-	-	(820,745)	(820,745)
Balance, May 31, 2012	75,730,341	$75,730	$9,799,493	$(582)	$(6,342,950)	$3,531,691
Stock-based compensation	-	-	924,923	-	-	924,923
Net loss for the year	-	-	-	-	(119,329)	(119,329)
Balance, May 31, 2013	75,730,341	$75,730	$10,724,416	$(582)	$(6,462,279)	$4,337,285
Net loss for the three months ended August 31, 2013	-	-	-	-	(126,545)	(126,545)
Balance, August 31, 2013	75,730,341	$75,730	$10,724,416	$(582)	$(6,588,824)	$4,210,740

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended August 31, 2013 and 2012 and
for the period from July 27, 1994 (date of inception) to August 31, 2013
(Unaudited)

			July 27, 1994
			(Date of
			inception) to
	Three months ended August 31,		August 31,
Stated in U.S. dollars	2013	2012	2013
Cash flows from operating activities
Net income(loss) for the period	$(126,545)	1,261,131	$(6,588,824)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock compensation expenses	-	-	3,995,650
Depreciation	11,444	4,159	55,039
Permit and engineering studies	-	-	150,000
Shareholder information and investor relations	-	-	100,947
Accounting, audit and legal fees	-	-	49,000
Unrealized FV adjustment on cash	(801)	(1,145)	(4,206)

Changes in non-cash working capital items related to operations
GST/HST refundable	(1,456)	(4,664)	(15,403)
Prepaid expenses and other receivable	8,080	15,223	6,227
Accounts payable and accrued liabilities	(7,297)	14,926	551,289
Net cash provided by (used in) operating activities	(116,575)	1,289,630	(1,700,281)

Cash flows from investing activities
Advance on investment	-	-	(205,945)
Additions to equipment	(3,895)	(57,010)	(249,653)
Additions to mineral properties	-	-	(280,651)
Net cash used in investing activities	(3,895)	(57,010)	(736,249)

Cash flows from financing activities
Net proceeds on issuance of common stock	-	-	4,411,158
Amounts contributed by(to) director	(5,815)	13,927	(64,108)
Net cash provided by (used in) financing activities	(5,815)	13,927	4,347,050

Net increase (decrease) in cash	(126,285)	1,246,547	1,910,520
Cash and cash equivalents - beginning of period	2,036,805	1,262,278	-
Cash and cash equivalents - end of period	$1,910,520	$2,508,825	$1,910,520

Supplemental Information :
Cash paid for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash Transactions :
Issuance of shares for commission paid to broker for private placement	$-	$-	$147,646
Issuance of shares for services rendered	$-	$-	$171,500
Issuance of shares for settlement of accounts payable	$-	$-	$19,480
Issuance of share purchase warrants for finder's fee paid to broker for private placement	$-	$-	$11,477
Issuance of shares for acquisition of the subsidiary	$-	$-	$2,200,000

See accompanying notes to consolidated financial statements

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2013
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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown as these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At August 31, 2013, the Company incurred a net loss of $126,545 during the period ended August 31, 2013 and a cumulative loss of $6,588,824 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

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

On June 1, 2013, the Company adopted ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The new guidance clarifies the scope of the offsetting disclosures and addresses any unintended consequences as a result of ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2013
(Stated in US Dollars)
(Unaudited)

Note 2	Recent Accounting Pronouncements – (cont’d)

On June 1, 2013, the Company adopted ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The new guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"), which sets forth explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective for fiscal years, and interim periods beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-11 will not have a material impact on the Company's financial position or results of operations.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2013
(Stated in US Dollars)
(Unaudited)

Note 3	Mineral Properties

A summary of mineral properties costs for the cumulative period from date of inception (July 27, 1994) to August 31, 2013 were incurred and accounted for in the consolidated statement of operations as follows:

	DXC	Gaoping
	Salt Lake	Phosphate
Summary of mineral property expenditures	Property	Property	Total

Balance, May 31, 2005	$-		$-
Administrative	5,560	-	5,560
Consulting fees	46,629	-	46,629
Engineering studies	26,933	-	26,933
Feasibility study	29,080	-	29,080
Geophysical study	31,114	-	31,114
Legal fees	623	-	623
Topography measurement	32,266	-	32,266
Travel	30,953	-	30,953
Wages and benefits	33,601	-	33,601
Balance, May 31, 2006	236,759	-	236,759
Administrative	5,200	-	5,200
Consulting fees	134,580	-	134,580
Engineering studies	38,063	-	38,063
Mining permit	382,920	-	382,920
Topography measurement	15,001	-	15,001
Legal fees	9,695	-	9,695
Travel	53,262	-	53,262
Wages and benefits	35,687	-	35,687
Balance, May 31, 2007	911,167	-	911,167
Administrative	706	-	706
Consulting fees	60,548	-	60,548
Travel	5,456	-	5,456
Legal fees	11,566	-	11,566
Balance, May 31, 2008	989,443	-	989,443
Administrative	867	-	867
Consulting fees	27,890	-	27,890
Travel	16,959	-	16,959
Legal fees	7,008	-	7,008
Balance, May 31, 2009	1,042,167	-	1,042,167
Balance, May 31, 2010	1,042,167	-	1,042,167
Balance, May 31, 2011	1,042,167	-	1,042,167
Administrative	-	11,736	11,736
Consulting fees	-	1,367	1,367
Engineering	-	959	959
Feasibility study	-	3,143	3,143
Field supplies	-	3,639	3,639
Project design and safety reports	-	25,143	25,143
Technical reports	-	39,663	39,663
Travel & promotion	-	35,324	35,324
Wages and benefits	-	37,356	37,356
Balance, May 31, 2012	$1,042,167	$158,330	$1,200,497

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2013
(Stated in US Dollars)
(Unaudited)

Note 3	Mineral Properties – (cont’d)

	DXC	Gaoping
	Salt Lake	Phosphate
Summary of mineral property expenditures	Property	Property	Total

Balance, May 31, 2012	$1,042,167	$158,330	$1,200,497
Administrative	-	21,561	21,561
Consulting fees	-	23,437	23,437
Engineering	-	266,644	266,644
Field supplies	-	84,177	84,177
Recording fees	-	2,235	2,235
Travel & promotion	-	38,036	38,036
Technical reports	-	6,963	6,963
Wages and benefits	-	82,239	82,239
Balance, May 31, 2013	$1,042,167	$683,622	$1,725,789
Administrative	-	5,425	5,425
Consulting fees	-	10,867	10,867
Engineering	-	46,399	46,399
Field supplies	-	4,389	4,389
Recording fees	-	3,263	3,263
Travel & promotion	-	5,225	5,225
Wages and benefits	-	19,523	19,523
Balance, August 31, 2013	$1,042,167	$778,713	$1,820,880

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
August 31, 2013
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

During the period ended August 31, 2013, the Company recorded an income of $6,013 through the sale of minerals extracted during the work done for the preparation of production. The amount was reported as other income in the consolidated statement of operations.

As of August 31, 2013, the Company has incurred mineral property costs of $778,713 on this property which have been expensed to the statement of operations as disclosed in the table above.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2013
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

As of August 31, 2013, the Company had incurred a total of $1,042,167 in mineral property costs on this property.

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

Note 4	Equipment

	August 31, 2013			May 31, 2013
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Computer equipment	$13,751	$12,094	$1,657	$13,747	$11,740	$2,007
Automobile	61,018	17,787	43,231	60,239	14,698	45,541
Office equipment	3,636	1,780	1,856	3,627	1,473	2,154
Machinery	166,707	24,188	142,519	163,049	16,398	146,651
	$245,112	$55,849	$189,263	$240,662	$44,309	$196,353

The depreciation for the three months ended August 31, 2013 was $11,444 (2012: $4,159).

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2013
(Stated in US Dollars)
(Unaudited)

Note 5	Related Party Transactions

The Company was charged consulting fees for administrative, corporate, financial, engineering, and management services during the three months ended August 31, 2013 totalling $5,747 (2012: $5,974) by companies controlled by a director of the Company.

Included in accounts payable and accrued liabilities is $458,244 (May 31, 2013: $464,059) which was due to companies controlled by the directors for their services provided in previous years.

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
August 31, 2013
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

At August 31, 2013, there were 5,200,000 stock options (May 31, 2013: 5,200,000) outstanding and exercisable with an exercise price at $0.25 each expiring on February 3, 2019, an aggregate intrinsic value of $nil (May 31, 2013: $nil) and a weighted average remaining contractual term of 5.43 years (May 31, 2013: 5.68 years).

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2013
(Stated in US Dollars)
(Unaudited)

Note 6	Capital Stock – (cont’d)

c)	Share Purchase Warrants

Changes in share purchase warrants for the period ended August 31, 2013 and year ended May 31, 2013 are summarized as follows:

Weighted
Average
	Number of	Exercise
	Shares	Price

Balance, May 31, 2012	24,570,000	$0.204
Granted	-	-
Exercised	-	-
Expired	-	-
Balance, August 31, 2013 and May 31, 2013	24,570,000	$0.204

Share purchase warrants outstanding at August 31, 2013:

Series	Number	Price	Expiry Date
"A"	3,817,500	$ 0.50	February 17, 2015
"D"	20,752,500	$ 0.15	February 17, 2015
	24,570,000

Each Series “A” warrant entitles the holder thereof the right to purchase one common share at $0.50 per share expiring on the earlier of:

1)	February 16, 2008; or
2)	The 30th day after the day on which the weighted average trading price of the Company's shares exceeds $0.80 per share for 20 consecutive trading days.

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
August 31, 2013
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
August 31, 2013
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

The Company is exposed to fluctuations in foreign currencies through amounts held in China in RMB: Cash and cash equivalent $540,952 (May 31, 2013 - $560,707)

The Company is exposed to fluctuations in foreign currencies through amounts held in Canada in CAD: Cash $88,871 (May 31, 2013 - $36,275)

The Company is exposed to fluctuations in foreign currencies through amounts held in Hong Kong in HKD: Cash $390 (May 31, 2013 - $409)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes for the year ended May 31, 2013, the financial statements and related notes in this Quarterly Report for the period ended August 31, 2013, the risk factors in our 10K for the year ended May 31, 2013, and all of the other information contained elsewhere in this report. .

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

Hongyu is currently working on putting its phosphate deposit into production. As mining license was obtained for the Gaoping Phosphate Property and a Chinese engineering report was completed, Hongyu moved into the development stage of this property in the early 2012. On February 13, 2012, Hongyu received approval for installing the power line for the Gaoping Phosphate Property. Hongyu also reached understanding for land rental with local village committee on March 17, 2012. Hongyu signed and completed land rental agreement with each family in the mining area on March 27, 2012. On April 1, 2012, Hongyu also received conditional safety approval from Supervision and Management Bureau for Safety Operation of Chenxi County and the project is essentially ready to begin production on a small scale basis to be further ramped up as the development and production plan takes effect. The conditional safety approval which expires on March 30, 2014 unless extended is expected to become final after inspection when the mine construction is completed. On April 22, 2012, Hongyu signed a mining agreement with the mining contractor, Yichang Rongchang Mining Co. Ltd., to be the operator of the mining and production activities on the project. On June 16, 2012, Hongyu completed power line construction. On July 19, 2012, Hongyu received the explosive operation permit. Accommodation for mining people has been built and our mining contractor has started excavation works. An onsite office and accommodation for workers and mining management are complete and Hongyu's management is currently working onsite. The water supply for the mining operation and living quarters is connected to the site. The road to the mining site has been completed. Three adits have been dug and they will be used to access the phosphorite along its strike length.

On March 10, 2013, Hongyu signed a profit sharing agreement with Yichang Baolin Mining Engineering Co. Ltd ("Baolin") for mining and processing ore from the Project. Baolin has a processing plant using a scrubbing processing which can process up to 100,000 t/a. However, Baolin is also building a new processing plant near Gaoping property to reduce the transportation cost. Hongyu has also signed an agreement with the Yichang Yinuo Biotech Co. Ltd ("Yinuo") to jointly produce and market bio-phosphate fertilizer. Yinuo has its own microbial inoculants and its fertilizer market brand is Mingxinglinde which is an organic biofertilizer. The aforementioned progress is presented as an interim measure to gauge the ease and efficiency of the mining process together with the efficacy of the contractual arrangements made to produce and market the ore.

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

On July 3, 2007, Micro received a letter terminating the agreement due to a lack of progress in the approval for the establishment of the joint venture company. By letter dated August 25, 2008, Mianping had confirmed that the agreement dated September 16, 2005 was terminated effective July 8, 2008. This agreement was replaced by the agreement with Zhong Chuan International Mining Holdings Co. Ltd. ("Zhong Chuan") dated July 8, 2008 ("the Agreement").

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

Pursuant to the Termination Agreement, the parties had Sunrise pay RMB 10 million ($1,571,600) to Micro Express immediately in exchange of the original receipts in total amount of RMB 6,218,451 which Micro Express had spent for the DXC project and the receipt of RMB 3,781,549 from Micro Express. Micro Express quitclaimed all of its interest in and to the DXC project and the Mianping Agreement and amendments thereto, if any, shall be deemed to be null and void effective immediately after Micro Express received RMB 10 million from Sunrise.

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

These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, the interim consolidated financial statements follow the same accounting policies and methods of their application as our May 31, 2013 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with our May 31, 2013 annual consolidated financial statements.

Operating results for the three months ended August 31, 2013 are not necessarily indicative of the results that can be expected for the year ending May 31, 2014.

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

Management reviews the carrying value of mineral properties at least annually and will recognize impairment in value based upon current exploration results, and any impairment or subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations. Mineral property exploration costs are expensed as incurred. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities. As of August 31, 2013, the Company did not have proven or probable ore reserves.

Stock-based Compensation

On June 1, 2006, the Company accounts for stock-based compensation in accordance with ASC Topic 718-10, Compensation - Stock Compensation - Overall.

In accordance with ASC Topic 718-10 compensation expenses is amortized on a straight-line basis over the requisite service period which approximates the vesting period rather than as a reduction of taxes paid. The Company has elected to use the Black-Scholes option pricing model to determine the fair value of options and the extension of the expiry date of share purchase warrants previously granted. The Company has estimated the fair value of share purchase warrants and options for the period ended August 31, 2013 and the year ended May 31, 2013 using the assumptions more fully described in Note 6(b) & (c) to the financial statements.

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

At August 31, 2013, the Company had not yet achieved profitable operations and has accumulated losses of $6,588,824 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Results Of Operations

The Company had no operating revenue except interest income of $1,639 and other income of $6,013 for the quarter ended August 31, 2013 compared with interest income of $4,866 and other income of $1,461,588 from sale of DXC lithium project for the quarter ended August 31, 2012. The operating loss for the quarter ended August 31, 2013 was $126,545, as compared to operating income of $1,261,131 for the quarter ended August 31, 2012.

Accounting, audit, legal and professional fees decreased by $6,511 for the three months ended August 31, 2013 when compared to the same period in 2012.

Foreign exchange loss decreased by $16,693 for the three months ended August 31, 2013 when compared to the same period in 2012 because of the exchange rate fluctuation among US dollar, Canadian dollar and RMB.

Depreciation increased by $7,285 for the three months ended August 31, 2013 when compared to the same period in 2012, because of the increased fixed assets during the period ended August 31, 2013.

Mineral property costs decreased by $50,858 for the three months ended August 31, 2013 when compared to the same period in 2012 because the Company has started to develop the Gaoping phosphate property and build mining facility.

The Company expects the trend of losses to continue until we can achieve commercial production at the Gaoping phosphate project, of which there can be no assurance as described in Risk Factors.

Liquidity And Working Capital

As of August 31, 2013, the Company had total current assets of $1,942,242 and total current liabilities of $465,821. As of August 31, 2013, the Company had cash totaling $1,910,520, and a working capital surplus of $1,476,421.

During the three months ended August 31, 2012, the Company received the other income of $1,461,588 from the sale of its DXC lithium project and its working capital increased accordingly.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the NASD OTC QB under the ticker symbol SGGV and is listed on Berlin Bremen Stock Exchange under the symbol GD7. As of August 31, 2013, there were 75,730,341 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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
Date: October 10, 2013

/s/ Richard Shao
Richard Shao, President and Chief Financial Officer
Date: October 10, 2013

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