Form 10-Q
period 2013-11-30
STERLING GROUP VENTURES INC
filed 2014-01-14
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended November 30, 2013.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 13, 2014.

Title of each class	Number of shares
Common Stock, par value $0.001 per share	75,730,341

STERLING GROUP VENTURES, INC.
FORM 10-Q
INDEX

		Page

PART I - FINANCIAL INFORMATION		3

Item 1.	Financial Statements (unaudited)	3

	Unaudited Interim Consolidated Balance Sheets of Sterling Group Ventures, Inc. at November 30, 2013 and May 31, 2013	3

	Unaudited Interim Consolidated Statements of Operations for the three months and six months ended November 30, 2013 and 2012 and for the Period from July 27, 1994 (Date of Inception) to November 30, 2013	4

	Unaudited Interim Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit) for the period from July 27, 1994 (Date of Inception) to November 30, 2013 ..	5-6

	Unaudited Interim Consolidated Statements of Cash Flows for the six months ended November 30, 2013 and 2012 and for the Period from July 27, 1994 (Date of Inception) to November 30, 2013	7

	Notes to the Unaudited Interim Consolidated Financial Statements	8-18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls And Procedures	24

PART II - OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

Signatures		27

Index to Exhibits		28

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
November 30, 2013 and May 31, 2013
(Unaudited)

Stated in U.S. dollars	November 30, 2013	May 31, 2013

ASSETS

Current Assets
Cash and cash equivalents	$1,840,997	$2,036,805
GST/HST receivable	16,890	13,947
Prepaid expenses and other receivable	14,027	24,365
Total current assets	1,871,914	2,075,117

Equipment - Note 4	178,484	196,353
Environmental deposit - Note 3(a)	129,580	128,696
Mineral Properties - Note 3(a)	3,148,740	3,148,740
Total Assets	$5,328,718	$5,548,906

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and other accrued liabilities - Note 5	$472,859	$478,934
Total Current Liability	472,859	478,934

Deferred income tax liability - Note 3(a)	732,687	732,687
Total Liabilities	1,205,546	1,211,621

Stockholders' Equity
Common Stock : $0.001 Par Value - Note 6 Authorized : 500,000,000 Issued and Outstanding : 75,730,341 (May 31, 2013: 75,730,341)	75,730	75,730
Additional Paid In Capital - Note 6	10,724,416	10,724,416
Accumulated Other Comprehensive Loss	(582)	(582)
Deficit accumulated during the exploration stage	(6,676,392)	(6,462,279)
Total Stockholders' Equity	4,123,172	4,337,285

Total Liabilities and Stockholders' Equity	$5,328,718	$5,548,906

See accompanying notes to the consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and six months ended November 30, 2013 and 2012 and for the period from July 27, 1994 (date of inception) to November 30, 2013
(Unaudited)

					July 27, 1994
					(Date of
	Three months ended		Six months ended		inception) to
	November 30,	November 30,	November 30,	November 30,	November 30,
Stated in U.S. dollars	2013	2012	2013	2012	2013

Expenses
Accounting, audit, legal and professional fees	$23,927	$41,163	$46,027	$69,774	$770,918
Bank charges	125	585	241	842	4,430
Consulting fees - Notes 5, 6 (b & c)	6,263	6,547	12,518	12,835	4,797,920
Depreciation	11,597	7,496	23,041	11,655	66,636
Filing fees and transfer agent	3,874	2,047	7,499	6,865	78,389
Foreign exchange loss (gain)	(5,556)	(19,426)	(12,152)	(9,342)	(72,411)
General and administrative	192	605	667	1,094	129,536
Mineral property costs - Note 3	45,643	200,197	140,734	346,146	2,088,750
Printing and mailing	274	-	274	-	23,115
Shareholder information and investor relations	1,800	1,629	3,500	3,328	174,343
Travel and entertainment	-	151	-	3,120	160,875
Recovery of doubtful collection	-	-	-	-	(272,358)
Allowance for doubtful collection	-	-	-	-	246,708
	(88,139)	(240,994)	(222,349)	(446,317)	(8,196,851)

Other items
Interest income	571	3,291	2,210	8,157	52,845
Other income - Note 3(a) and (b)	-	-	6,026	1,461,588	1,467,614
	571	3,291	8,236	1,469,745	1,520,459

Net income (loss) for the period	$(87,568)	$(237,703)	$(214,113)	$1,023,428	$(6,676,392)

Currency translation adjustment	-	-	-	-	(582)

Comprehensive income (loss) for the period	$(87,568)	$(237,703)	$(214,113)	$1,023,428	$(6,676,974)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$0.01

Weighted average number of shares outstanding	75,730,341	75,730,341	75,730,341	75,730,341

See accompanying notes to the consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
For the period from July 27, 1994 (date of inception) to November 30, 2013
(Unaudited)

					Deficit
				Accumulated	Accumulated
		Stock	Additional	Other	During The
	Common	Amount At	Paid In	Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Income (Loss)	Stage	Total

Balance, July 27, 1994 (Date of inception)	-	$-	$-	$-	$-	$-
Common stock	1	1	-	-	-	1
Amount contributed by director	-	-	1,881	-	-	1,881
Net loss for the periods	-	-	-	-	(7,902)	(7,902)
Balance, May 31, 2001	1	$1	$1,881	$-	$(7,902)	$(6,020)
Net loss of the year	-	-	-	-	(1,860)	(1,860)
Balance, May 31, 2002	1	$1	$1,881	$-	$(9,762)	$(7,880)
Net loss of the year	-	-	-	-	(1,360)	(1,360)
Balance, May 31, 2003	1	$1	$1,881	$-	$(11,122)	$(9,240)
Reverse acquisition	(1)	(1)	(1,881)	-	-	(1,882)
Issuance of common shares for reverse acquisition	25,000,000	25,000	(23,119)	-	-	1,881
Outstanding common shares of Company prior to acquisition	11,360,000	11,360	(10,883)	(583)	-	(106)
Issuance of shares for cash pursuant to a private placement - at $0.50	1,766,000	1,766	881,234	-	-	883,000
Stock-based compensation	-	-	368,641	-	-	368,641
Net loss of the year	-	-	-	-	(527,446)	(527,446)
Balance, May 31, 2004	38,126,000	$38,126	$1,215,873	$(583)	$(538,568)	$714,848
Issuance of shares for cash pursuant to a private placement - at $0.50	1,950,000	1,950	973,050	-	-	975,000
Issuance of shares for finder's fee of private placement	101,500	102	50,648	-	-	50,750
Finders' fees	-	-	(50,750)	-	-	(50,750)
Issuance of shares for services rendered	100,000	100	41,900	-	-	42,000
Net loss of the year	-	-	-	-	(818,954)	(818,954)
Balance, May 31, 2005	40,277,500	$40,278	$2,230,721	$(583)	$(1,357,522)	$912,894
Net loss for the year	-	-	-	-	(461,201)	(461,201)
Balance, May 31, 2006	40,277,500	$40,278	$2,230,721	$(583)	$(1,818,723)	$451,693
Issuance of shares for cash pursuant to a private placement - at $0.15	2,750,300	2,750	409,795	-	-	412,545
Issuance of shares for finder's fee of private placement	123,690	124	21,522	-	-	21,646
Finders' fees	-	-	(21,646)	-	-	(21,646)
Share issuance costs	-	-	(3,687)	-	-	(3,687)
Issuance of shares for services rendered	350,000	350	48,650	-	-	49,000
Net loss for the year	-	-	-	-	(864,485)	(864,485)
Balance, May 31, 2007	43,501,490	$43,502	$2,685,355	$(583)	$(2,683,208)	$45,066

					Deficit
				Accumulated	Accumulated
		Stock	Additional	Other	During The
	Common	Amount At	Paid In	Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Income (Loss)	Stage	Total

Balance, May 31, 2007	43,501,490	$43,502	$2,685,355	$(583)	$(2,683,208)	$45,066
Issuance of shares for services rendered at $0.06	324,685	324	19,156	-	-	19,480
Revaluation of share purchase warrants	-	-	409,525	-	-	409,525
Net loss for the year	-	-	-	-	(516,440)	(516,440)
Balance, May 31, 2008	43,826,175	$43,826	$3,114,036	$(583)	$(3,199,648)	$(42,369)
Revaluation of share purchase warrants	-	-	83,852	-	-	83,852
Net loss for the year	-	-	-	-	(245,405)	(245,405)
Balance, May 31, 2009	43,826,175	$43,826	$3,197,888	$(583)	$(3,445,053)	$(203,922)
Revaluation of share purchase warrants	-	-	91,704	-	-	91,704
Net loss for the year	-	-	-	-	(213,704)	(213,704)
Balance, May 31, 2010	43,826,175	$43,826	$3,289,592	$(583)	$(3,658,757)	$(325,922)
Issuance of shares for cash pursuant to a private placement - at $0.10	20,000,000	20,000	1,980,000	-	-	2,000,000
Issuance of shares for finder's fee of private placement	752,500	752	(752)	-	-	-
Issuance of shares for exercise of "C" warrants - at $0.18	801,666	802	143,498	-	-	144,300
Issuance of shares for services rendered	350,000	350	80,150	-	-	80,500
Stock-based compensation	-	-	1,692,526	-	-	1,692,526
Currency translation adjustment	-	-	-	1	-	1
Net loss for the year	-	-	-	-	(1,863,448)	(1,863,448)
Balance, May 31, 2011	65,730,341	$65,730	$7,185,014	$(582)	$(5,522,205)	$1,727,957
Issuance of shares for acquisition of the subsidiary - at $0.22	10,000,000	10,000	2,190,000	-	-	2,200,000
Stock-based compensation	-	-	424,479	-	-	424,479
Net loss for the year	-	-	-	-	(820,745)	(820,745)
Balance, May 31, 2012	75,730,341	$75,730	$9,799,493	$(582)	$(6,342,950)	$3,531,691
Stock-based compensation	-	-	924,923	-	-	924,923
Net loss for the year	-	-	-	-	(119,329)	(119,329)
Balance, May 31, 2013	75,730,341	$75,730	$10,724,416	$(582)	$(6,462,279)	$4,337,285
Net loss for the six months ended November 30, 2013	-	-	-	-	(214,113)	(214,113)
Balance, November 30, 2013	75,730,341	$75,730	$10,724,416	$(582)	$(6,676,392)	$4,123,172

See accompanying notes to the consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
For the six months ended November 30, 2013 and 2012 and
for the period from July 27, 1994 (date of inception) to November 30, 2013
(Unaudited)

			July 27, 1994
			(Date of
			inception) to
	Six months ended November 30,		November 30,
Stated in U.S. dollars	2013	2012	2013
Cash flows from operating activities
Net income (loss) for the period	$(214,113)	1,023,428	$(6,676,392)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock compensation expenses	-	-	3,995,650
Depreciation	23,041	11,655	66,636
Permit and engineering studies	-	-	150,000
Shareholder information and investor relations	-	-	100,947
Accounting, audit and legal fees	-	-	49,000
Unrealized foreign exchange	(2,254)	(6,578)	(5,659)

Changes in non-cash working capital items related to operations
GST/HST refundable	(2,943)	10,382	(16,890)
Prepaid expenses and other receivable	10,439	13,792	8,586
Accounts payable and accrued liabilities	959	21,893	559,545
Net cash provided by (used in) operating activities	(184,871)	1,074,572	(1,768,577)

Cash flows from investing activities
Advance on investment	-	-	(205,945)
Additions to equipment	(3,903)	(34,991)	(249,661)
Additions to mineral properties	-	-	(280,651)
Net cash provided by (used in) investing activities	(3,903)	(34,991)	(736,257)

Cash flows from financing activities
Net proceeds on issuance of common stock	-	-	4,411,158
Amounts contributed by(repaid to) director	(7,034)	11,839	(65,327)
Net cash provided by (used in) financing activities	(7,034)	11,839	4,345,831

Net increase (decrease) in cash	(195,808)	1,051,420	1,840,997
Cash and cash equivalents - beginning of period	2,036,805	1,262,278	-
Cash and cash equivalents - end of period	$1,840,997	$2,313,698	$1,840,997

Supplemental Information :
Cash paid for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash Transactions :
Issuance of shares for commission paid to broker for private placement	$-	$-	$147,646
Issuance of shares for services rendered	$-	$-	$171,500
Issuance of shares for settlement of accounts payable	$-	$-	$19,480
Issuance of share purchase warrants for finder's fee paid to broker for private placement	$-	$-	$11,477
Issuance of shares for acquisition of the subsidiary	$-	$-	$2,200,000

See accompanying notes to the consolidated financial statements

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
November 30, 2013
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

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown as these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company incurred a net loss of $214,113 during the period ended November 30, 2013 and at November 30, 2013 had a cumulative loss of $6,676,392 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

These condensed interim financial statements should be read in conjunction with the annual audited financial statements of the Company for the fiscal year ended May 31, 2013, included in the Company’s 10-K Annual Report as filed with the United States Securities and Exchange Commission.

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

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
November 30, 2013
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

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
November 30, 2013
(Stated in US Dollars)
(Unaudited)

Note 3	Mineral Properties

A summary of mineral properties costs for the cumulative period from date of inception (July 27, 1994) to November 30, 2013 were incurred and accounted for in the consolidated statement of operations as follows:

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

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
November 30, 2013
(Stated in US Dollars)
(Unaudited)

Note 3	Mineral Properties – (cont’d)

	DXC	Gaoping
	Salt Lake	Phosphate
Summary of mineral property expenditures	Property	Property	Total

Balance, May 31, 2012	$1,042,167	$158,330	$1,200,497
Administrative	-	21,561	21,561
Consulting fees	-	23,437	23,437
Engineering	-	266,644	266,644
Field supplies	-	84,177	84,177
Recording fees	-	2,235	2,235
Travel & promotion	-	38,036	38,036
Technical reports	-	6,963	6,963
Wages and benefits	-	82,239	82,239
Balance, May 31, 2013	$1,042,167	$683,622	$1,725,789
Administrative	-	8,140	8,140
Consulting fees	-	20,468	20,468
Engineering	-	46,495	46,495
Field supplies	-	4,521	4,521
Recording fees	-	3,269	3,269
Technical reports		12,280	12,280
Travel & promotion	-	8,807	8,807
Wages and benefits	-	36,754	36,754
Balance, November 30, 2013	$1,042,167	$824,356	$1,866,523

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

The Agreements required an investment company to be incorporated in Hong Kong (the “Investment Company”) which was to be owned 20% by the Hongyu Shareholders and 80% by the Company. On October 13, 2010, the Investment Company was incorporated in Hong Kong under the name Silver Castle Investments Ltd. (“Silver Castle”). Silver Castle acquired 90% of Hongyu and the other 10% of Hongyu was transferred to the nominees of the Company. During the acquisition phase, the Company ensured that Hongyu’s net assets retained a minimum value of RMB 5,000,000 ($771,545). Upon completion of this acquisition, Hongyu became a Hong Kong / China joint venture company. The Company received all required approvals from Chinese authorities for the completion of its acquisition of Hongyu pursuant to the Agreements dated October 18, 2010. The Company paid RMB 200,000 ($30,934) to the Hongyu shareholders as a down payment on December 14, 2010, the Company also deferred $25,083 of legal fees related to the acquisition of Hongyu which was recorded as Advance on Investment as at May 31, 2011. The remaining RMB1,800,000 ($279,504) was paid on July 8, 2011, to complete the transaction, for a total of RMB 2,000,000 ($310,438).

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
November 30, 2013
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

During the period ended November 30, 2013, the Company recorded an income of $6,026 through the sale of minerals extracted during the work done for the preparation of production. The amount was reported as other income in the consolidated statement of operations.

As of November 30, 2013, the Company has incurred mineral property costs of $824,356 on this property which have been expensed to the statement of operations as disclosed in the table above.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
November 30, 2013
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

As of November 30, 2013, the Company had incurred a total of $1,042,167 in mineral property costs on this property which have been charged to income in prior periods.

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

Note 4	Equipment

	November 30, 2013			May 31, 2013
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Computer equipment	$13,759	$12,452	$1,307	$13,747	$11,740	$2,007
Automobile	61,290	20,954	40,336	60,239	14,698	45,541
Office equipment	3,652	2,091	1,561	3,627	1,473	2,154
Machinery	167,452	32,172	135,280	163,049	16,398	146,651
	$246,153	$67,669	$178,484	$240,662	$44,309	$196,353

The depreciation for the six months ended November 30, 2013 was $23,041 (2012: $11,655).

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
November 30, 2013
(Stated in US Dollars)
(Unaudited)

Note 5	Related Party Transactions

The Company was charged consulting fees for administrative, corporate, financial, engineering, and management services during the three-month and six-month periods ended November 30, 2013 totalling $5,755 (2012: $6,050) and $11,502 (2012: $12,024) by companies controlled by a director of the Company, respectively.

Included in accounts payable and accrued liabilities is $457,025 (May 31, 2013: $464,059) which was due to companies controlled by the directors for their services provided in previous years.

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

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
November 30, 2013
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

At November 30, 2013, there were 5,200,000 stock options (May 31, 2013: 5,200,000) outstanding and exercisable with an exercise price at $0.25 each expiring on February 3, 2019, with an aggregate intrinsic value of $nil (May 31, 2013: $nil) and a weighted average remaining contractual term of 5.18 years (May 31, 2013: 5.68 years).

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
November 30, 2013
(Stated in US Dollars)
(Unaudited)

Note 6	Capital Stock – (cont’d)

c) Share Purchase Warrants

Changes in share purchase warrants for the period ended November 30, 2013 and year ended May 31, 2013 are summarized as follows:

Weighted
Average
	Number of	Exercise
	Shares	Price

Balance, May 31, 2012	24,570,000	$0.204
Granted	-	-
Exercised	-	-
Expired	-	-
Balance, November 30, 2013 and May 31, 2013	24,570,000	$0.204

Share purchase warrants outstanding at November 30, 2013:

Series	Number	Price	Expiry Date
"A"	3,817,500	$ 0.50	February 17, 2015
"D"	20,752,500	$ 0.15	February 17, 2015
	24,570,000

Each Series “A” warrant entitles the holder thereof the right to purchase one common share at $0.50 per share expiring on the earlier of:

1)	February 16, 2008; or
2)	The 30th day after the day on which the weighted average trading price of the Company's shares exceeds $0.80 per share for 20 consecutive trading days.

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

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
November 30, 2013
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

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
November 30, 2013
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

The Company is exposed to fluctuations in foreign currencies through amounts held in China in RMB: Cash and cash equivalents $567,954 (May 31, 2013 - $560,707)

The Company is exposed to fluctuations in foreign currencies through amounts held in Canada in CAD: Cash $44,277 (May 31, 2013 - $36,275)

The Company is exposed to fluctuations in foreign currencies through amounts held in Hong Kong in HKD: Cash $319 (May 31, 2013 - $409)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes for the year ended May 31, 2013, the financial statements and related notes in this Quarterly Report for the period ended November 30, 2013, the risk factors in our 10K for the year ended May 31, 2013, and all of the other information contained elsewhere in this report. .

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

The Agreements required an investment company to be incorporated in Hong Kong (the "Investment Company") which was to be owned 20% by the Hongyu Shareholders and 80% by Sterling. On October 13, 2010, the Investment Company was incorporated in Hong Kong under the name Silver Castle Investments Ltd. ("Silver Castle"). Silver Castle acquired 90% of Hongyu and the other 10% of Hongyu was transferred to the nominees of Sterling. During the acquisition phase, Sterling ensured that Hongyu's net assets retained a minimum value of RMB 5,000,000 ($771,545). Upon completion of this acquisition, Hongyu became a Hong Kong / China joint venture company. Sterling received all required approvals from Chinese authorities for the completion of its acquisition of Hongyu pursuant to the Agreements dated October 18, 2010. Sterling paid a total RMB 2,000,000 ($310,438) to the Hongyu Shareholders with RMB 200,000 (US$30,934) paid as down payment on December 14, 2010 and the remaining RMB1,800,000 ($279,504) paid on July 8, 2011 for completion of the transaction.

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

As mining license was obtained for the Gaoping Phosphate Property and a Chinese engineering report was completed, Hongyu is making progress on this property as follows. On February 13, 2012, Hongyu received approval for installing the power line for the Gaoping Phosphate Property. Hongyu also reached understanding for land rental with local village committee on March 17, 2012. Hongyu signed and completed land rental agreement with each family in the mining area on March 27, 2012. On April 1, 2012, Hongyu also received conditional safety approval from Supervision and Management Bureau for Safety Operation of Chenxi County and the project is essentially ready to begin production on a small scale basis to be further ramped up as the development and production plan takes effect. The conditional safety approval which expires on March 30, 2014 unless extended is expected to become final after inspection when the mine construction is completed. On April 22, 2012, Hongyu signed a mining agreement with the mining contractor, Yichang Rongchang Mining Co. Ltd., to be the operator of the mining and production activities on the project. On June 16, 2012, Hongyu completed power line construction. On July 19, 2012, Hongyu received the explosive operation permit. Accommodation for mining people has been built. An onsite office and accommodation for workers and mining management are complete. The water supply for the mining operation and living quarters is connected to the site. The road to the mining site has been completed. Three adits have been dug and they will be used to access the phosphorite along its strike length.

As a substantial decrease of phosphate rock and phosphate fertilizer market pricing has occurred, Hongyu has halted further exploration and development since August 2013 until the world market prices rebound.

On March 10, 2013, Hongyu signed a profit sharing agreement with Yichang Baolin Mining Engineering Co. Ltd ("Baolin") for mining and processing phosphate rock from the Project. Baolin has a processing plant using a scrubbing processing which can process up to 100,000 t/a. However, Baolin has also built a new simple washing processing plant near Gaoping property to reduce the transportation cost. Hongyu has also signed an agreement with the Yichang Yinuo Biotech Co. Ltd ("Yinuo") to jointly produce and market bio-phosphate fertilizer. Yinuo has its own microbial inoculants and its fertilizer market brand is Mingxinglinde which is an organic biofertilizer. The aforementioned progress is presented as an interim measure to gauge the ease and efficiency of the mining process together with the efficacy of the contractual arrangements made to produce and market the phosphate rock.

As of November 30, 2013, the Gaoping mineral property is still an exploration stage property as it does not yet have proven reserves.

The Company will monitor the production and marketing with the goal of increasing production and sales over time in a measured and economically viable manner. Currently due the downturn in world market prices for phosphate rock and concentrate, the Company has decided to curtail the stockpiling of phosphate rock until world prices and world sales increase. Such an action preserves the phosphate rock in situ and saves operating capital while world prices of phosphate rock are in a depressed state.

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

Operating results for the six months ended November 30, 2013 are not necessarily indicative of the results that can be expected for the year ending May 31, 2014.

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

Management reviews the carrying value of mineral properties at least annually and will recognize impairment in value based upon current exploration results, and any impairment or subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations. Mineral property exploration costs are expensed as incurred. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities. As of November 30, 2013, the Company did not have proven or probable ore reserves.

Stock-based Compensation

In accordance with ASC Topic 718-10 compensation expenses is amortized on a straight-line basis over the requisite service period which approximates the vesting period rather than as a reduction of taxes paid. The Company has elected to use the Black-Scholes option pricing model to determine the fair value of options and the extension of the expiry date of share purchase warrants previously granted. The Company has estimated the fair value of share purchase warrants and options for the period ended November 30, 2013 and the year ended May 31, 2013 using the assumptions more fully described in Note 6(b) & (c) to the financial statements.

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

At November 30, 2013, the Company had not yet achieved profitable operations and has accumulated losses of $6,676,392 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Results Of Operations

The Company had no operating revenue except interest income of $571 for the quarter ended November 30, 2013 compared with interest income of $3,291 for the quarter ended November 30, 2012. The Company had no operating revenue except interest income of $2,210 and other income of $6,026 for the six months ended November 30, 2013 compared with interest income of $8,157 and other income of $1,461,588 from the sale of DXC lithium project for the quarter ended November 30, 2012. The operating loss for the quarter ended November 30, 2013 decreased to $87,568, as compared to $237,703 for the quarter ended November 30, 2012. The operating loss for the six months ended November 30, 2013 was $214,113, as compared to operating income of $1,023,428 for the six months ended November 30, 2012.

Accounting, audit, legal and professional fees decreased by $17,236 for the quarter ended November 30, 2013 when compared to the same period in 2012, and accounting, audit, legal and professional fees decreased by $23,747 for the six months ended November 30, 2013 when compared to the same period in 2012.

Foreign exchange gain decreased by $13,870 for the three months ended November 30, 2013 when compared to the same period in 2012, while Foreign exchange gain increased by $2,810 for the six months ended November 30, 2013 when compared to the same period in 2012 because of the exchange rate fluctuation among US dollar, Canadian dollar and RMB.

Depreciation increased by $4,101 for the three months ended November 30, 2013 when compared to the same period in 2012, and Depreciation increased by $11,386 for the six months ended November 30, 2013 when compared to the same period in 2012, because of the increased fixed assets during the period ended November 30, 2013.

Mineral property costs decreased by $154,554 for the three months ended November 30, 2013 when compared to the same period in 2012, and Mineral property costs decreased by $205,412 for the six months ended November 30, 2013 when compared to the same period in 2012 because developing the Gaoping phosphate property and building the mining facility was slowed down during the period ended November 30, 2013 since the phosphate market was getting worse.

The Company expects the trend of losses to continue until we can achieve commercial production at the Gaoping phosphate project, of which there can be no assurance as described in Risk Factors.

Liquidity And Working Capital

As of November 30, 2013, the Company had total current assets of $1,871,914 and total current liabilities of $472,859. As of November 30, 2013, the Company had cash totaling $1,840,997, and a working capital surplus of $1,399,055.

During the six months ended November 30, 2012, the Company received the other income of $1,461,588 from the sale of its DXC lithium project and its working capital increased accordingly.

The Company has no other capital resources other than the ability to use its common stock to raise additional capital or the exercise of the warrants by the unit holders. If all warrants outstanding including bonus warrants are exercised, the Company will receive approximately $10 million in cash. The Company's current cash can meet its short term need. The cash will be mainly used for mining property exploration and development, general administrative, corporate (accounting, audit, and legal), financing and management. The Company's ability to have warrants exercised or to raise further capital is subject to financial market conditions and the market price of phosphate rock.

No other commitments to provide additional funds have been made by management or other stockholders except as set forth above. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover operation expenses. This raises substantial doubt that the Company will be able to continue as a going concern unless additional capital is raised.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

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

Lack of Technical Training of Management

The Management of our Company has academic and scientific experience related to mining issues but lacks technical training and experience exploring for, commissioning and operating a mine. With no direct training or experience in these areas, management may not be fully aware of many of the specific requirements related to working within this industry. The decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, operations, earnings and the ultimate financial success of the Company could suffer irreparable harm due to management's lack of experience in this industry. The company has hired an experienced mining engineer.

Exploration Risk

Development of mineral properties is contingent upon obtaining satisfactory exploration results. Mineral exploration and development involves substantial expenses and a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to adequately mitigate.

The Gaoping property has been examined in the field by professional geologists/mining engineers. The Company received the National Instrument 43-101 report (Canadian Standard) entitled "Property Evaluation Report" (PER). The production decision announced was based on Chinese Technical Reports and the PER and not based on a Preliminary Economic Assessment (PEA) or mining study (a Prefeasibility or Feasibility Study) of mineral reserves demonstrating economic and technical viability. Resources that are not reserves do not have demonstrated economic viability. There is an increased risk of technical and economic failure because the development decision was based on inferred resources, without a preliminary economic analysis or mining study as defined by NI 43-101. Professional geologist also made an exploration proposal for Tanjiachang Exploration Concession which is surrounding Gaoping property which is under letter of intent with Chenxi County Merchants Bureau, Hunan Province, China. There is no assurance that commercial quantities of ore will be discovered on the Tanjiachang Exploration Concession. There is also no assurance that, even if commercial quantities of ore are discovered, the Tanjiachang Exploration Concession will be brought into commercial production.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the OTCQB marketplace under the ticker symbol SGGV and is listed on Berlin Bremen Stock Exchange under the symbol GD7. As of November 30, 2013, there were 75,730,341 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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
Date: January 13, 2014

/s/ Richard Shao
Richard Shao, President and Chief Financial Officer
Date: January 13, 2014

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