Form 10-Q
period 2014-02-28
STERLING GROUP VENTURES INC
filed 2014-04-14
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended February 28, 2014.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 10, 2014.

Title of each class	Number of shares
Common Stock, par value $0.001 per share	75,730,341

STERLING GROUP VENTURES, INC.
FORM 10-Q
INDEX

		Page

PART I - FINANCIAL INFORMATION		3

Item 1.	Financial Statements (unaudited)	3

	Unaudited Interim Consolidated Balance Sheets of Sterling Group Ventures, Inc. at February 28, 2014 and May 31, 2013	3

	Unaudited Interim Consolidated Statements of Operations for the three months and nine months ended February 28, 2014 and 2013 and for the Period from July 27, 1994 (Date of Inception) to February 28, 2014	4

	Unaudited Interim Consolidated Statements of Changes in Stockholders' Equity (Capital Deficit) for the period from July 27, 1994 (Date of Inception) to February 28, 2014 ..	5-6

	Unaudited Interim Consolidated Statements of Cash Flows for the nine months ended February 28, 2014 and 2013 and for the Period from July 27, 1994 (Date of Inception)to February 28, 2014	7

	Notes to the Unaudited Interim Consolidated Financial Statements	8-18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls And Procedures	24

PART II - OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

Signatures		27

Index to Exhibits		28

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
February 28, 2014 and May 31, 2013
(Unaudited)

Stated in U.S. dollars	February 28, 2014	May 31, 2013

ASSETS

Current Assets
Cash and cash equivalents	$1,741,509	$2,036,805
GST/HST receivable	19,223	13,947
Prepaid expenses and other receivable	9,525	24,365
Total current assets	1,770,257	2,075,117

Equipment - Note 4	165,454	196,353
Environmental deposit - Note 3(a)	128,482	128,696
Mineral Properties - Note 3(a)	3,148,740	3,148,740
Total Assets	$5,212,933	$5,548,906

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and other accrued liabilities - Note 5	$459,095	$478,934

Deferred income tax liability - Note 3(a)	732,687	732,687
Total Liabilities	1,191,782	1,211,621

Stockholders' Equity
Common Stock : $0.001 Par Value - Note 6
Authorized : 500,000,000
Issued and Outstanding : 75,730,341 (May 31, 2013: 75,730,341)	75,730	75,730
Additional Paid In Capital - Note 6	10,724,416	10,724,416
Accumulated Other Comprehensive Loss	(582)	(582)
Deficit accumulated during the exploration stage	(6,778,413)	(6,462,279)
Total Stockholders' Equity	4,021,151	4,337,285

Total Liabilities and Stockholders' Equity	$5,212,933	$5,548,906

See accompanying notes to the consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and nine months ended February 28, 2014 and 2013 and for the period from July 27, 1994 (date of inception) to February 28, 2014
(Unaudited)

					July 27, 1994
					(Date of
	Three months ended		Nine months ended		inception) to
	February 28,	February 28,	February 28,	February 28,	February 28,
Stated in U.S. dollars	2014	2013	2014	2013	2014

Expenses
Accounting, audit, legal and professional fees	$19,140	$13,365	$65,167	$83,139	$790,058
Bank charges	88	130	329	972	4,518
Consulting fees - Notes 5, 6 (b & c)	5,815	931,497	18,333	944,332	4,803,735
Depreciation	11,666	9,049	34,707	20,704	78,302
Filing fees and transfer agent	1,579	1,351	9,078	8,216	79,968
Foreign exchange loss (gain)	(3,929)	(9,187)	(16,081)	(18,529)	(76,340)
General and administrative	1,235	721	1,902	1,815	130,771
Mineral property costs - Note 3	64,765	79,510	205,499	425,656	2,153,515
Printing and mailing	-	207	274	207	23,115
Shareholder information and investor relations	1,800	1,499	5,300	4,827	176,143
Travel and entertainment	482	-	482	3,120	161,357
Recovery of doubtful collection	-	-	-	-	(272,358)
Allowance for doubtful collection	-	-	-	-	246,708
	(102,641)	(1,028,142)	(324,990)	(1,474,459)	(8,299,492)

Other items
Interest income	620	5,354	2,830	13,511	53,465
Other income - Note 3(a) and (b)	-	-	6,026	1,461,588	1,467,614
	620	5,354	8,856	1,475,099	1,521,079

Net income (loss) for the period	$(102,021)	$(1,022,788)	$(316,134)	$640	$(6,778,413)

Currency translation adjustment	-	-	-	-	(582)

Comprehensive income (loss) for the period	$(102,021)	$(1,022,788)	$(316,134)	$640	$(6,778,995)

Basic and diluted income (loss) per share	$(0.00)	$(0.01)	$(0.00)	$0.00

Weighted average number of shares outstanding	75,730,341	75,730,341	75,730,341	75,730,341

See accompanying notes to the consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
For the period from July 27, 1994 (date of inception) to February 28, 2014
(Unaudited)

					Deficit
				Accumulated	Accumulated
		Stock	Additional	Other	During The
	Common	Amount At	Paid In	Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Income (Loss)	Stage	Total

Balance, July 27, 1994 (Date of inception)	-	$-	$-	$-	$-	$-
Common stock	1	1	-	-	-	1
Amount contributed by director	-	-	1,881	-	-	1,881
Net loss for the periods	-	-	-	-	(7,902)	(7,902)
Balance, May 31, 2001	1	$1	$1,881	$-	$(7,902)	$(6,020)
Net loss of the year	-	-	-	-	(1,860)	(1,860)
Balance, May 31, 2002	1	$1	$1,881	$-	$(9,762)	$(7,880)
Net loss of the year	-	-	-	-	(1,360)	(1,360)
Balance, May 31, 2003	1	$1	$1,881	$-	$(11,122)	$(9,240)
Reverse acquisition	(1)	(1)	(1,881)	-	-	(1,882)
Issuance of common shares for reverse acquisition	25,000,000	25,000	(23,119)	-	-	1,881
Outstanding common shares of Company prior to acquisition	11,360,000	11,360	(10,883)	(583)	-	(106)
Issuance of shares for cash pursuant to a private placement - at $0.50	1,766,000	1,766	881,234	-	-	883,000
Stock-based compensation	-	-	368,641	-	-	368,641
Net loss of the year	-	-	-	-	(527,446)	(527,446)
Balance, May 31, 2004	38,126,000	$38,126	$1,215,873	$(583)	$(538,568)	$714,848
Issuance of shares for cash pursuant to a private placement - at $0.50	1,950,000	1,950	973,050	-	-	975,000
Issuance of shares for finder's fee of private placement	101,500	102	50,648	-	-	50,750
Finders' fees	-	-	(50,750)	-	-	(50,750)
Issuance of shares for services rendered	100,000	100	41,900	-	-	42,000
Net loss of the year	-	-	-	-	(818,954)	(818,954)
Balance, May 31, 2005	40,277,500	$40,278	$2,230,721	$(583)	$(1,357,522)	$912,894
Net loss for the year	-	-	-	-	(461,201)	(461,201)
Balance, May 31, 2006	40,277,500	$40,278	$2,230,721	$(583)	$(1,818,723)	$451,693
Issuance of shares for cash pursuant to a private placement - at $0.15	2,750,300	2,750	409,795	-	-	412,545
Issuance of shares for finder's fee of private placement	123,690	124	21,522	-	-	21,646
Finders' fees	-	-	(21,646)	-	-	(21,646)
Share issuance costs	-	-	(3,687)	-	-	(3,687)
Issuance of shares for services rendered	350,000	350	48,650	-	-	49,000
Net loss for the year	-	-	-	-	(864,485)	(864,485)
Balance, May 31, 2007	43,501,490	$43,502	$2,685,355	$(583)	$(2,683,208)	$45,066

					Deficit
				Accumulated	Accumulated
		Stock	Additional	Other	During The
	Common	Amount At	Paid In	Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Income (Loss)	Stage	Total

Balance, May 31, 2007	43,501,490	$43,502	$2,685,355	$(583)	$(2,683,208)	$45,066
Issuance of shares for services rendered at $0.06	324,685	324	19,156	-	-	19,480
Revaluation of share purchase warrants	-	-	409,525	-	-	409,525
Net loss for the year	-	-	-	-	(516,440)	(516,440)
Balance, May 31, 2008	43,826,175	$43,826	$3,114,036	$(583)	$(3,199,648)	$(42,369)
Revaluation of share purchase warrants	-	-	83,852	-	-	83,852
Net loss for the year	-	-	-	-	(245,405)	(245,405)
Balance, May 31, 2009	43,826,175	$43,826	$3,197,888	$(583)	$(3,445,053)	$(203,922)
Revaluation of share purchase warrants	-	-	91,704	-	-	91,704
Net loss for the year	-	-	-	-	(213,704)	(213,704)
Balance, May 31, 2010	43,826,175	$43,826	$3,289,592	$(583)	$(3,658,757)	$(325,922)
Issuance of shares for cash pursuant to a private placement - at $0.10	20,000,000	20,000	1,980,000	-	-	2,000,000
Issuance of shares for finder's fee of private placement	752,500	752	(752)	-	-	-
Issuance of shares for exercise of "C" warrants - at $0.18	801,666	802	143,498	-	-	144,300
Issuance of shares for services rendered	350,000	350	80,150	-	-	80,500
Stock-based compensation	-	-	1,692,526	-	-	1,692,526
Currency translation adjustment	-	-	-	1	-	1
Net loss for the year	-	-	-	-	(1,863,448)	(1,863,448)
Balance, May 31, 2011	65,730,341	$65,730	$7,185,014	$(582)	$(5,522,205)	$1,727,957
Issuance of shares for acquisition of the subsidiary - at $0.22	10,000,000	10,000	2,190,000	-	-	2,200,000
Stock-based compensation	-	-	424,479	-	-	424,479
Net loss for the year	-	-	-	-	(820,745)	(820,745)
Balance, May 31, 2012	75,730,341	$75,730	$9,799,493	$(582)	$(6,342,950)	$3,531,691
Stock-based compensation	-	-	924,923	-	-	924,923
Net loss for the year	-	-	-	-	(119,329)	(119,329)
Balance, May 31, 2013	75,730,341	$75,730	$10,724,416	$(582)	$(6,462,279)	$4,337,285
Net loss for the nine months ended February 28, 2014	-	-	-	-	(316,134)	(316,134)
Balance, February 28, 2014	75,730,341	$75,730	$10,724,416	$(582)	$(6,778,413)	$4,021,151

See accompanying notes to the consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
For the nine months ended February 28, 2014 and 2013 and
for the period from July 27, 1994 (date of inception) to February 28, 2014
(Unaudited)

			July 27, 1994
			(Date of
			inception) to
	Nine months ended February 28,		February 28,
Stated in U.S. dollars	2014	2013	2014
Cash flows from operating activities
Net income (loss) for the period	$(316,134)	640	$(6,778,413)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock compensation expenses	-	924,923	3,995,650
Depreciation	34,707	20,704	78,302
Permit and engineering studies	-	-	150,000
Shareholder information and investor relations	-	-	100,947
Accounting, audit and legal fees	-	-	49,000
Unrealized foreign exchange	241	(10,285)	(3,164)

Changes in non-cash working capital items related to operations
GST/HST refundable	(5,276)	7,883	(19,223)
Prepaid expenses and other receivable	14,918	16,062	13,065
Accounts payable and accrued liabilities	(782)	(7,080)	557,804
Net cash provided by (used in) operating activities	(272,326)	952,847	(1,856,032)

Cash flows from investing activities
Advance on investment	-	-	(205,945)
Additions to equipment	(3,914)	(35,158)	(249,672)
Additions to mineral properties	-	-	(280,651)
Net cash provided by (used in) investing activities	(3,914)	(35,158)	(736,268)

Cash flows from financing activities
Net proceeds on issuance of common stock	-	-	4,411,158
Amounts contributed by(repaid to) director	(19,056)	1,593	(77,349)
Net cash provided by (used in) financing activities	(19,056)	1,593	4,333,809

Net increase (decrease) in cash	(295,296)	919,282	1,741,509
Cash and cash equivalents - beginning of period	2,036,805	1,262,278	-
Cash and cash equivalents - end of period	$1,741,509	$2,181,560	$1,741,509

Supplemental Information :
Cash paid for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash Transactions :
Issuance of shares for commission paid to broker for private placement	$-	$-	$147,646
Issuance of shares for services rendered	$-	$-	$171,500
Issuance of shares for settlement of accounts payable	$-	$-	$19,480
Issuance of share purchase warrants for finder's fee paid to broker for private placement	$-	$-	$11,477
Issuance of shares for acquisition of the subsidiary	$-	$-	$2,200,000

See accompanying notes to the consolidated financial statements

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
February 28, 2014
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

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown as these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company incurred a net loss of $316,134 during the period ended February 28, 2014 and at February 28, 2014 had a cumulative loss of $6,778,413 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

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
February 28, 2014
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
February 28, 2014
(Stated in US Dollars)
(Unaudited)

Note 3	Mineral Properties

A summary of mineral properties costs for the cumulative period from date of inception (July 27, 1994) to February 28, 2014 were incurred and accounted for in the consolidated statement of operations as follows:

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

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
February 28, 2014
(Stated in US Dollars)
(Unaudited)

Note 3	Mineral Properties – (cont’d)

	DXC	Gaoping
	Salt Lake	Phosphate
Summary of mineral property expenditures	Property	Property	Total

Balance, May 31, 2012	$1,042,167	$158,330	$1,200,497
Administrative	-	21,561	21,561
Consulting fees	-	23,437	23,437
Engineering	-	266,644	266,644
Field supplies	-	84,177	84,177
Recording fees	-	2,235	2,235
Travel & promotion	-	38,036	38,036
Technical reports	-	6,963	6,963
Wages and benefits	-	82,239	82,239
Balance, May 31, 2013	$1,042,167	$683,622	$1,725,789
Administrative	-	9,949	9,949
Consulting fees	-	25,278	25,278
Engineering	-	50,259	50,259
Field supplies	-	4,534	4,534
Recording fees	-	3,278	3,278
Technical reports		36,807	36,807
Travel & promotion	-	20,628	20,628
Wages and benefits	-	54,766	54,766
Balance, February 28, 2014	$1,042,167	$889,121	$1,931,288

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
February 28, 2014
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

During the period ended February 28, 2014, the Company recorded an income of $6,026 through the sale of minerals extracted during the work done for the preparation of production. The amount was reported as other income in the consolidated statement of operations.

As of February 28, 2014, the Company has incurred mineral property costs of $889,121 on this property which have been expensed to the statement of operations as disclosed in the table above.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
February 28, 2014
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

As of February 28, 2014, the Company had incurred a total of $1,042,167 in mineral property costs on this property which have been charged to income in prior periods.

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

Note 4	Equipment

	February 28, 2014			May 31, 2013
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Computer equipment	$13,744	$12,796	$948	$13,747	$11,740	$2,007
Automobile	60,771	23,834	36,937	60,239	14,698	45,541
Office equipment	3,621	2,375	1,246	3,627	1,473	2,154
Machinery	166,033	39,710	126,323	163,049	16,398	146,651
	$244,169	$78,715	$165,454	$240,662	$44,309	$196,353

The depreciation for the nine months ended February 28, 2014 was $34,707 (2013: $20,704).

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
February 28, 2014
(Stated in US Dollars)
(Unaudited)

Note 5	Related Party Transactions

The Company was charged consulting fees for administrative, corporate, financial, engineering, and management services during the three-month and nine-month periods ended February 28, 2014 totalling $5,473 (2013: $5,907) and $16,975(2013: $17,931) by companies controlled by a director of the Company, respectively.

Included in accounts payable and accrued liabilities is $445,002 (May 31, 2013: $464,059) which was due to companies controlled by the directors for their services provided in previous years.

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
February 28, 2014
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

At February 28, 2014, there were 5,200,000 stock options (May 31, 2013: 5,200,000) outstanding and exercisable with an exercise price at $0.25 each expiring on February 3, 2019, with an aggregate intrinsic value of $nil (May 31, 2013: $nil) and a weighted average remaining contractual term of 4.93 years (May 31, 2013: 5.68 years).

	c)	Share Purchase Warrants

Changes in share purchase warrants for the period ended February 28, 2014 and year ended May 31, 2013 are summarized as follows:

Weighted
Average
	Number of	Exercise
	Shares	Price

Balance, May 31, 2012	24,570,000	$0.204
Granted	-	-
Exercised	-	-
Expired	-	-
Balance, February 28, 2014 and May 31, 2013	24,570,000	$0.204

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
February 28, 2014
(Stated in US Dollars)
(Unaudited)

Note 6	Capital Stock – (cont’d)

	c)	Share Purchase Warrants - (cont’d)

Share purchase warrants outstanding at February 28, 2014:

Series	Number	Price	Expiry Date
"A"	3,817,500	$0.50	February 17, 2015
"D"	20,752,500	$0.15	February 17, 2015
	24,570,000

Each Series “A” warrant entitles the holder thereof the right to purchase one common share at $0.50 per share expiring on the earlier of:

1)	February 16, 2008; or
2)	The 30th day after the day on which the weighted average trading price of the Company's shares exceeds $0.80 per share for 20 consecutive trading days.

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
February 28, 2014
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
February 28, 2014
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

The Company is exposed to fluctuations in foreign currencies through amounts held in China in RMB: Cash and cash equivalents $531,469 (May 31, 2013 - $560,707).

The Company is exposed to fluctuations in foreign currencies through amounts held in Canada in CAD: Cash $31,203 (May 31, 2013 - $36,275).

The Company is exposed to fluctuations in foreign currencies through amounts held in Hong Kong in HKD: Cash $296 (May 31, 2013 - $409).

Note 8	Segment Information

The Company operates in Canada and China, with operations in the mineral resources sector. The Company’s assets are allocated to each country as follows:

	February 28, 2014			May 31, 2013
	Canada	China	Total	Canada	China	Total

Cash and cash equivalents	$221,521	$1,519,988	$1,741,509	$387,847	$1,648,958	$2,036,805
Prepaid Expense and receivable	22,174	6,574	28,748	15,645	22,667	38,312
Equipment	341	165,113	165,454	966	195,387	196,353
Environmental Deposit		128,482	128,482		128,696	128,696
Mineral properties	-	3,148,740	3,148,740	-	3,148,740	3,148,740
	$244,036	$4,968,897	$5,212,933	$404,458	$5,144,448	$5,548,906

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes for the year ended May 31, 2013, the financial statements and related notes in this Quarterly Report for the period ended February 28, 2014, the risk factors in our 10K for the year ended May 31, 2013, and all of the other information contained elsewhere in this report.

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

Gaoping Phosphate Property

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

As of February 28, 2014, the Gaoping mineral property is still an exploration stage property as it does not yet have proven reserves.

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

Dangxiongcuo Salt Lake Property

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

Operating results for the nine months ended February 28, 2014 are not necessarily indicative of the results that can be expected for the year ending May 31, 2014.

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

Management reviews the carrying value of mineral properties at least annually and will recognize impairment in value based upon current exploration results, and any impairment or subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations. Mineral property exploration costs are expensed as incurred. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities. As of February 28, 2014, the Company did not have proven or probable ore reserves.

Stock-based Compensation

In accordance with ASC Topic 718-10 compensation expenses is amortized on a straight-line basis over the requisite service period which approximates the vesting period. The Company has elected to use the Black-Scholes option pricing model to determine the fair value of options and the extension of the expiry date of share purchase warrants previously granted. The Company has estimated the fair value of share purchase warrants and options for the period ended February 28, 2014 and the year ended May 31, 2013 using the assumptions more fully described in Note 6(b) & (c) to the financial statements.

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

At February 28, 2014, the Company had not yet achieved profitable operations and has accumulated losses of $6,778,413 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Results Of Operations

The Company had no operating revenue except interest income of $620 for the quarter ended February 28, 2014 compared with interest income of $5,354 for the quarter ended February 28, 2013. The Company had no operating revenue except interest income of $2,830 and other income of $6,026 for the nine months ended February 28, 2014 compared with interest income of $13,511 and other income of $1,461,588 from the sale of DXC lithium project for the nine months ended February 28, 2013. The operating loss for the quarter ended February 28, 2014 decreased to $102,021, as compared to $1,022,788 for the quarter ended February 28, 2013. The operating loss for the nine months ended February 28, 2014 was $316,134, as compared to operating income of $640 for the nine months ended February 28, 2013.

Consulting fees decreased by $925,682 for the three months ended February 28, 2014 when compared to the same period in 2013, and Consulting fees decreased by $925,999 for the nine months ended February 28, 2014 when compared to the same period in 2013 because of the increased stock-based compensation of $924,923, a non-cash item due to the extension of warrants outstanding.

Accounting, audit, legal and professional fees increased by $5,775 for the quarter ended February 28, 2014 when compared to the same period in 2013, and accounting, audit, legal and professional fees decreased by $17,972 for the nine months ended February 28, 2014 when compared to the same period in 2013.

Foreign exchange gain decreased by $5,258 for the three months ended February 28, 2014 when compared to the same period in 2013, while Foreign exchange gain decreased by $2,448 for the nine months ended February 28, 2014 when compared to the same period in 2013 because of the exchange rate fluctuation among US dollar, Canadian dollar and RMB.

Depreciation increased by $2,617 for the three months ended February 28, 2014 when compared to the same period in 2013, and Depreciation increased by $14,003 for the nine months ended February 28, 2014 when compared to the same period in 2013.

Mineral property costs decreased by $14,745 for the three months ended February 28, 2014 when compared to the same period in 2013, and Mineral property costs decreased by $220,157 for the nine months ended February 28, 2014 when compared to the same period in 2013 because developing the Gaoping phosphate property and building the mining facility was slowed down during the period ended February 28, 2014 since the phosphate market was getting worse.

The Company expects the trend of losses to continue until we can achieve commercial production at the Gaoping phosphate project, of which there can be no assurance as described in Risk Factors.

Liquidity And Working Capital

As of February 28, 2014, the Company had total current assets of $1,770,257 and total current liabilities of $459,095. As of February 28, 2014, the Company had cash totaling $1,741,509, and a working capital surplus of $1,311,162.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the U.S. Dollar, we conduct our business in Chinese Yuan (RMB) and Canadian Dollar and, therefore, are subject to foreign currency exchange risk on cash flows related to expenses and investing transactions. In July 2005, the Chinese government began to permit the Chinese Yuan to float against the U.S. Dollar. All of our costs to operate our Chinese project are paid in Chinese Yuan and all of our costs to operate our principal executive office in Canada are paid in Canadian dollar. Our mining costs in China may be incurred under contracts denominated in Chinese Yuan or U.S. Dollars. If the Chinese Yuan continues to appreciate with respect to the U.S. Dollar, our costs in China may increase. If the Canadian Dollar were to start appreciating with respect to the U.S. Dollar, our costs in Canada may increase. To date we have not engaged in hedging activities to hedge our foreign currency exposure. In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the OTCQB marketplace under the ticker symbol SGGV and is listed on Berlin Bremen Stock Exchange under the symbol GD7. As of February 28, 2014, there were 75,730,341 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

Sterling Group Ventures Inc.

/s/ Raoul Tsakok
Raoul Tsakok, Chairman and Chief Executive Officer
Date: April 11, 2014

/s/ Richard Shao
Richard Shao, President and Chief Financial Officer
Date: April 11, 2014

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