Form 10-K
period 2014-05-31
STERLING GROUP VENTURES INC
filed 2014-08-28
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to _____________.

Commission file number: 000-51775

STERLING GROUP VENTURES, INC.
(Exact name of registrant as specified in its charter)

Nevada	72-1535634
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

802-1067 Marinaside Cr.
Vancouver BC Canada	V6Z 3A4
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (604) 684-1001

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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
Yes [   ]     No [X]

The aggregate market value of the voting and non-voting share of Common Stock held by non-affiliates of the registrant was approximately $4,474,427 based on the closing trading price for the common equity as of November 30, 2013 (at $0.08).

The number of shares of common stock, par value $0.001 per share, outstanding as of August 25, 2014 was 75,730,341.

Documents incorporated by reference: None.

STERLING GROUP VENTURES INC.
MAY 31, 2014 ANNUAL REPORT ON FORM 10-K

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

PART I

ITEM 1. BUSINESS.

General

We were incorporated in the state of Nevada on September 13, 2001 and established a fiscal year end of May 31. Since our incorporation, we have engaged in the business of mining exploration and development. On January 20, 2004, Sterling completed the acquisition of all of the issued and outstanding shares of Micro Express Ltd. (“Micro”), which was incorporated on July 27, 1994 and engaged in exploration and development of Lithium. Pursuant to the transaction, the Company issued an aggregate of 25,000,000 shares of Sterling’s common stock to the stockholders of Micro in exchange for 100% of the outstanding shares of Micro’s common stock. The business combination was accounted for as a reverse acquisition whereby the purchase method of accounting was used with Micro being the accounting parent and the Company being the accounting subsidiary. The Company has since terminated the joint venture agreements related to the Lithium projects in 2011 as more fully described herein. On July 8, 2011, Sterling acquired a 90% interest in Chenxi County Hongyu Mining Co. Ltd. ("Hongyu") , and the other 10% of Hongyu was transferred to the nominees of Sterling. Pursuant to the transaction, Sterling issued 10,000,000 shares of its common stock to the existing Hongyu shareholders.

We are a mining company principally engaged in the search, exploration and development of phosphate and related minerals through our recent acquisition of Chenxi County Hongyu Mining Co. Ltd. Our statutory registered agent's office is located at 123 West Nye Lane, Suite 129, Carson City, Nevada 89706 and our business office is located at 802-1067 Marinaside Cr., Vancouver, B.C., Canada, V6Z 3A4. Our telephone and fax number is (604) 684-1001.

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

As of May 31, 2014, the Gaoping mineral property is still an exploration stage property as it does not yet have proven reserves.

The Company will monitor the production and marketing with the goal of increasing production and sales over time in a measured and economically viable manner. Currently due to the downturn in world market prices for phosphate rock and concentrate, the Company has decided to curtail the stockpiling of phosphate rock until world prices and world sales increase. Such an action preserves the phosphate rock in situ and saves operating capital while world prices of phosphate rock are in a depressed state.

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

Employees

At present, we have 9 employees in China. We have no employees in Canada, other than our officers and directors. Our officers and directors do not have employment agreements with us, except consulting agreements which can be cancelled on 30-days notice.

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

Limited Management Resource Development Experience

The Company does not have a track record of exploration and mining operation history. The Company's management has limited experience in mineral resource development and exploitation, and has relied on and may continue to rely upon consultants and others for development and operation expertise. The company hired an experienced mining engineer.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the OTCQB marketplace under the ticker symbol SGGV. As of May 31, 2014, there were 75,730,341 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

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

As of May 31, 2014, the Company has incurred mineral property costs of $921,163 on the Gaoping Phosphate property.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is traded on the OTC QB under the symbol “SGGV”. The table below sets forth the high and low sales prices for the Company’s common stock for the fiscal years ended May 31, 2013 & 2014. The quotations below reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Quarter Ended	High ($)	Low ($)

August 31, 2012	0.12	0.05

November 30, 2012	0.11	0.06

February 28, 2013	0.10	0.04

May 31, 2013	0.12	0.05

August 31, 2013	0.09	0.06

November 30, 2013	0.13	0.07

February 28, 2014	0.08	0.03

May 31, 2014	0.08	0.03

Pacific Stock Transfer Company is the registrar and transfer agent for our common shares, and is located at Suite 403, 4045 South Spencer Street, Las Vegas, NV 89119 (Telephone: (702) 361-3033; Facsimile: (702) 433-1979).

On August 25, 2014, we had 75,730,341 shares of common stock outstanding and we had approximately 50 stockholders of record plus common shares held by brokerage clearing houses, depositories or other entity.

Dividend Policy

We currently intend to retain all future earnings to fund the development and growth of our business. We have not paid dividends on our common stock and do not anticipate paying cash dividends in the immediate future. We did not repurchase any of our equity securities and have not adopted a stock repurchase program.

Recent Sales of Unregistered Securities

None

Equity Compensation Plan Information

On February 3, 2004, the Board of Directors of the Company approved the 2004 Stock Option Plan, which was also approved at the Company’s Annual Meeting of Shareholders on January 17, 2005, and registered on May 12, 2004. Pursuant to the stock option plan, the number of shares that may be issued under the plan may not exceed 15% of the issued and outstanding shares of the company. As of May 31, 2014, 15% of the issued and outstanding shares of the Company were 11,359,551.

On April 27, 2011, the Company granted 4,700,000 stock options to directors, officers and consultants at an exercise price of $0.25 each expiring on February 3, 2019. The options were vested immediately.

On November 3, 2011, the Company granted 500,000 stock options to a consultant at an exercise price of $0.25 each expiring on February 3, 2019. The options were vested immediately.

At May 31, 2014, there were 5,200,000 stock options outstanding with an exercise price at $0.25 each expiring on February 3, 2019. The option plan was approved by the shareholders of the Company.

Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
5,200,000	$0.25	6,159,551

Share Purchase Warrants

As of May 31, 2014, the Company has a total of 3,817,500 and 20,752,500 Series "A" and "D" share purchase warrants outstanding, respectively.

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

Hongyu has applied to local government for halting further development until market rebound. Hongyu has received the approval for such application from Supervision and Management Bureau for Safety Operation of Chenxi County on February 26, 2014.

Results of Operations

The Company had no operating revenue except interest income of $8,124 and other income of 6,015 from sale of phosphate rock extracted during the work done for the preparation of production for the year ended May 31, 2014 compared with interest income of $17,870 and other income of $1,461,588 from sale of DXC lithium project for the year ended May 31, 2013. The comprehensive loss increased to $397,306 for the year ended May 31, 2014, as compared to $119,329 for the year ended May 31, 2013 mainly due to the other income of $1,461,588 which offset the non-cash stock-based compensation expenses of $924,923 for year ended May 31, 2013 due to the extension of Series “A” and “D” warrants.

Consulting fees decreased by $926,266 for the year ended May 31, 2014 when compared to the year ended May 31, 2013. This mainly related to the stock-based compensation decreasing to nil in the year ended May 31, 2014 compared with stock-based compensation of $924,923 in the year ended May 31, 2013. The stock-based compensation arose due to the extension of warrants.

Accounting, audit, legal and professional fees decreased by $23,354 for the year ended May 31, 2014 when compared to the year ended May 31, 2013.

Foreign exchange gain increased by $35,649 for the year ended May 31, 2014 when compared to the year ended May 31, 2013, because of the exchange rate fluctuation among US dollar, Canadian dollar and RMB.

Depreciation increased by $15,626 for the year ended May 31, 2014 when compared to the year ended May 31, 2013.

Mineral property costs decreased by $287,751 for the year ended May 31, 2014 when compared to the year ended May 31, 2013, because developing the Gaoping phosphate property and building the mining facility was slowed down during the period ended May 31, 2014 since the phosphate market was getting worse.

The Company expects the trend of losses to continue until we can achieve commercial production at the Gaoping phosphate project, of which there can be no assurance as described in Risk Factors.

Liquidity and Working Capital

As of May 31, 2014, the Company had total current assets of $1,702,727, and total current liabilities of $456,564. As of May 31, 2014, the Company had cash of $1,673,448 and working capital of $1,246,163. A balance of approximately $1,491,000 of cash was deposited in China and Hong Kong.

Cash used in operating activities for the year ended May 31, 2014 of $345,529 as compared to cash provided in operating activities for the year ended May 31, 2013 was $853,574. The increase in cash provided in operating activities for the year ended May 31, 2013 was primarily due to the other income of $1,461,588 from the sale of its DXC lithium project.

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

Off-Balance Sheet Arrangements

As of May 31, 2014, we were not involved in any form of off-balance sheet arrangement.

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

Mineral Property Costs

Costs of acquiring mineral properties are capitalized by the project area. Costs to maintain mineral rights and leases are expensed as incurred. When a property reaches the production state, the related capitalized costs are amortized using the unit of production method on the basis of annual estimates of ore reserves. The Company does not consider a resource property to be at the development stage until such time as either mineral reserve are proven or permits to operate the mineral resource property are received and financing to complete the development has been obtained. Development expenditures incurred subsequent to a development decision, and to increase or to extend the life of existing production, are capitalized and amortized on the unit of production method based upon estimated proven and probable reserves or resources.

Management reviews the carrying value of mineral properties at least annually and will recognize impairment in value based upon current exploration results, and any impairment or subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations. Mineral property exploration costs are expensed as incurred. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities. As at May 31, 2014 and 2013, the Company did not have proven or probable ore reserves.

Stock-based Compensation

On June 1, 2006, the Company accounts for stock-based compensation in accordance with ASC Topic 718-10, Compensation - Stock Compensation – Overall.

In accordance with ASC 718-10, the compensation expense is amortized on a straight- line basis over the requisite service period which approximates the vesting period. ASC Topic 718-10 requires excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid. The Company has elected to use the Black-Scholes option pricing model to determine the fair value of options and the extension of the expiry date of share purchase warrants previously granted. The Company has estimated the fair value of share purchase warrants and options for the years ended May 31, 2014 and 2013 using the assumptions more fully described in Note 6(b) & (c) to the financial statements

Foreign Currency Translation

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

At May 31, 2014, the Company had not yet achieved profitable operations and has accumulated losses of $6,859,585 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Sterling is involved in the development of Phosphate in Hunan, China. The projects are not yet commercial and have not reached profitability.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the U.S. Dollar, we conduct our business in Chinese Yuan (RMB) and Canadian Dollar and, therefore, are subject to foreign currency exchange risk on cash flows related to expenses and investing transactions. In July 2005, the Chinese government began to permit the Chinese Yuan to float against the U.S. Dollar. All of our costs to operate our Chinese project are paid in Chinese Yuan and all of our costs to operate our principal executive office in Canada are paid in Canadian dollar. Our exploration costs in China may be incurred under contracts denominated in Chinese Yuan or U.S. Dollars. If the Chinese Yuan continues to appreciate with respect to the U.S. Dollar, our costs in China may increase. If the Canadian Dollar continues to appreciate with respect to the U.S. Dollar, our costs in Canada may increase. To date we have not engaged in hedging activities to hedge our foreign currency exposure. In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk. If the RMB and Canadian Dollar had appreciated by 10% during the year ended May 31, 2014, our costs would have increased by approximately $48,000. If the RMB and Canadian Dollar had depreciated by 10%, it is estimated that our costs would have been approximately $40,000 lower in the year ended May 31, 2014.

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
Vancouver BC V6C 3L2 Canada

Report of Independent Registered Public Accounting Firm

To the Stockholders of Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Vancouver, British Columbia

We have audited the accompanying consolidated balance sheets of Sterling Group Ventures, Inc. (the "Company") (An Exploration Stage Company) and its subsidiaries as of May 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders' equity (capital deficit) and cash flows for the years then ended and for the period from July 27, 1994 (Date of Inception) to May 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Group Ventures, Inc. and its subsidiaries as of May 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended and for the period from July 27, 1994 (Date of Inception) to May 31, 2014, in conformity with accounting principles generally accepted in the United States.

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

(signed) "BDO Canada LLP"

Chartered Accountants
Vancouver, British Columbia
August 25, 2014

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
May 31, 2014 and 2013

Stated in U.S. dollars	May 31, 2014	May 31, 2013

ASSETS

Current Assets
Cash and cash equivalents	$1,673,448	$2,036,805
GST/HST receivable	20,116	13,947
Prepaid expenses and other receivable	9,163	24,365
Total current assets	1,702,727	2,075,117

Equipment - Note 4	151,397	196,353
Environmental deposit - Note 3(a)	126,366	128,696
Mineral Properties - Note 3(a)	3,148,740	3,148,740
Total Assets	$5,129,230	$5,548,906

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and other accrued liabilities - Note 5	$456,564	$478,934

Deferred income tax liability - Note 9	732,687	732,687
Total Liabilities	1,189,251	1,211,621

Stockholders' Equity
Common Stock : $0.001 Par Value - Note 6 Authorized : 500,000,000 Issued and Outstanding : 75,730,341 (May 31, 2013: 75,730,341)	75,730	75,730
Additional Paid In Capital - Note 6	10,724,416	10,724,416
Accumulated Other Comprehensive Loss	(582)	(582)
Deficit accumulated during the exploration stage	(6,859,585)	(6,462,279)
Total Stockholders' Equity	3,939,979	4,337,285

Total Liabilities and Stockholders' Equity	$5,129,230	$5,548,906

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended May 31, 2014 and 2013 and
for the period from July 27, 1994 (date of inception) to May 31, 2014

			July 27, 1994
			(Date of
			inception) to
	Years ended May 31,		May 31,
Stated in U.S. dollars	2014	2013	2014

Expenses
Accounting, audit, legal and professional fees	$78,540	$101,894	$803,431
Bank charges	401	1,044	4,590
Consulting fees - Note 5	24,477	950,743	4,809,879
Depreciation - Note 4	46,111	30,485	89,706
Filing fees and transfer agent	11,146	10,127	82,036
Foreign exchange gain (loss)	3,092	(32,557)	(57,167)
General and administrative	2,058	1,902	130,927
Mineral property costs - Note 3	237,541	525,292	2,185,557
Printing and mailing	274	409	23,115
Shareholder information and investor relations	7,100	6,328	177,943
Travel and entertainment	705	3,120	161,580
Recovery of doubtful collection	-	-	(272,358)
Allowance for doubtful collection	-	-	246,708
	(411,445)	(1,598,787)	(8,385,947)

Other items
Interest income	8,124	17,870	58,759
Other income - Note 3(a) and (b)	6,015	1,461,588	1,467,603
	14,139	1,479,458	1,526,362

Net loss for the period	$(397,306)	$(119,329)	$(6,859,585)

Currency translation adjustment	-	-	(582)

Comprehensive gain (loss) for the period	$(397,306)	$(119,329)	$(6,860,167)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average number of shares outstanding	75,730,341	75,730,341

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
For the period from July 27, 1994 (date of inception) to May 31, 2014

					Deficit
				Accumulated	Accumulated
		Stock	Additional	Other	During The
	Common	Amount At	Paid In	Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Income (Loss)	Stage	Total

Balance, July 27, 1994 (Date of inception)	-	$-	$-	$-	$-	$-
Common stock	1	1	-	-	-	1
Amount contributed by director	-	-	1,881	-	-	1,881
Net loss for the periods	-	-	-	-	(7,902)	(7,902)
Balance, May 31, 2001	1	$1	$1,881	$-	$(7,902)	$(6,020)
Net loss of the year	-	-	-	-	(1,860)	(1,860)
Balance, May 31, 2002	1	$1	$1,881	$-	$(9,762)	$(7,880)
Net loss of the year	-	-	-	-	(1,360)	(1,360)
Balance, May 31, 2003	1	$1	$1,881	$-	$(11,122)	$(9,240)
Reverse acquisition	(1)	(1)	(1,881)	-	-	(1,882)
Issuance of common shares for reverse acquisition	25,000,000	25,000	(23,119)	-	-	1,881
Outstanding common shares of Company prior to acquisition	11,360,000	11,360	(10,883)	(583)	-	(106)
Issuance of shares for cash pursuant to a private placement - at $0.50	1,766,000	1,766	881,234	-	-	883,000
Stock-based compensation	-	-	368,641	-	-	368,641
Net loss of the year	-	-	-	-	(527,446)	(527,446)
Balance, May 31, 2004	38,126,000	$38,126	$1,215,873	$(583)	$(538,568)	$714,848
Issuance of shares for cash pursuant to a private placement - at $0.50	1,950,000	1,950	973,050	-	-	975,000
Issuance of shares for finder's fee of private placement	101,500	102	50,648	-	-	50,750
Finders' fees	-	-	(50,750)	-	-	(50,750)
Issuance of shares for services rendered	100,000	100	41,900	-	-	42,000
Net loss of the year	-	-	-	-	(818,954)	(818,954)
Balance, May 31, 2005	40,277,500	$40,278	$2,230,721	$(583)	$(1,357,522)	$912,894
Net loss for the year	-	-	-	-	(461,201)	(461,201)
Balance, May 31, 2006	40,277,500	$40,278	$2,230,721	$(583)	$(1,818,723)	$451,693
Issuance of shares for cash pursuant to a private placement - at $0.15	2,750,300	2,750	409,795	-	-	412,545
Issuance of shares for finder's fee of private placement	123,690	124	21,522	-	-	21,646
Finders' fees	-	-	(21,646)	-	-	(21,646)
Share issuance costs	-	-	(3,687)	-	-	(3,687)
Issuance of shares for services rendered	350,000	350	48,650	-	-	49,000
Net loss for the year	-	-	-	-	(864,485)	(864,485)
Balance, May 31, 2007	43,501,490	$43,502	$2,685,355	$(583)	$(2,683,208)	$45,066

					Deficit
				Accumulated	Accumulated
		Stock	Additional	Other	During The
	Common	Amount At	Paid In	Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Income (Loss)	Stage	Total

Balance, May 31, 2007	43,501,490	$43,502	$2,685,355	$(583)	$(2,683,208)	$45,066
Issuance of shares for services rendered at $0.06	324,685	324	19,156	-	-	19,480
Revaluation of share purchase warrants	-	-	409,525	-	-	409,525
Net loss for the year	-	-	-	-	(516,440)	(516,440)
Balance, May 31, 2008	43,826,175	$43,826	$3,114,036	$(583)	$(3,199,648)	$(42,369)
Revaluation of share purchase warrants	-	-	83,852	-	-	83,852
Net loss for the year	-	-	-	-	(245,405)	(245,405)
Balance, May 31, 2009	43,826,175	$43,826	$3,197,888	$(583)	$(3,445,053)	$(203,922)
Revaluation of share purchase warrants	-	-	91,704	-	-	91,704
Net loss for the year	-	-	-	-	(213,704)	(213,704)
Balance, May 31, 2010	43,826,175	$43,826	$3,289,592	$(583)	$(3,658,757)	$(325,922)
Issuance of shares for cash pursuant to a private placement - at $0.10	20,000,000	20,000	1,980,000	-	-	2,000,000
Issuance of shares for finder's fee of private placement	752,500	752	(752)	-	-	-
Issuance of shares for exercise of "C" warrants - at $0.18	801,666	802	143,498	-	-	144,300
Issuance of shares for services rendered	350,000	350	80,150	-	-	80,500
Stock-based compensation	-	-	1,692,526	-	-	1,692,526
Currency translation adjustment	-	-	-	1	-	1
Net loss for the year	-	-	-	-	(1,863,448)	(1,863,448)
Balance, May 31, 2011	65,730,341	$65,730	$7,185,014	$(582)	$(5,522,205)	$1,727,957
Issuance of shares for acquisition of the subsidiary - at $0.22	10,000,000	10,000	2,190,000	-	-	2,200,000
Stock-based compensation	-	-	424,479	-	-	424,479
Net loss for the year	-	-	-	-	(820,745)	(820,745)
Balance, May 31, 2012	75,730,341	$75,730	$9,799,493	$(582)	$(6,342,950)	$3,531,691
Stock-based compensation	-	-	924,923	-	-	924,923
Net loss for the year	-	-	-	-	(119,329)	(119,329)
Balance, May 31, 2013	75,730,341	$75,730	$10,724,416	$(582)	$(6,462,279)	$4,337,285
Net loss for the year	-	-	-	-	(397,306)	(397,306)
Balance, May 31, 2014	75,730,341	$75,730	$10,724,416	$(582)	$(6,859,585)	$3,939,979

See accompanying notes to the consolidated financial statements

STERLING GROUP VENTURES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended May 31, 2014 and 2013 and
for the period from July 27, 1994 (date of inception) to May 31, 2014

			July 27, 1994
			(Date of
			inception) to
	Years ended May 31,		May 31,
Stated in U.S. dollars	2014	2013	2014
Cash flows from operating activities
Net loss for the period	$(397,306)	(119,329)	$(6,859,585)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock compensation expenses	-	924,923	3,995,650
Depreciation	46,111	30,485	89,706
Permit and engineering studies	-	-	150,000
Shareholder information and investor relations	-	-	100,947
Accounting, audit and legal fees	-	-	49,000
Foreign exchange	5,070	-	1,665

Changes in non-cash working capital items
GST/HST refundable	(6,169)	6,471	(20,116)
Prepaid expenses and other receivable	15,202	8,248	13,349
Accounts payable and accrued liabilities	(8,437)	2,776	550,149
Net cash provided by (used in) operating activities	(345,529)	853,574	(1,929,235)

Cash flows from investing activities
Advance on investment	-	-	(205,945)
Additions to equipment	(3,895)	(79,135)	(249,653)
Additions to mineral properties	-	-	(280,651)
Net cash used in investing activities	(3,895)	(79,135)	(736,249)

Cash flows from financing activities
Net proceeds on issuance of common stock	-	-	4,411,158
Amounts contributed by /(repaid to) a director	(13,933)	88	(72,226)
Net cash provided by (used in) financing activities	(13,933)	88	4,338,932

Net increase (decrease) in cash	(363,357)	774,527	1,673,448
Cash and cash equivalents - beginning of period	2,036,805	1,262,278	-
Cash and cash equivalents - end of period	$1,673,448	$2,036,805	$1,673,448

Supplemental Information :
Cash paid for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash Transactions :
Issuance of shares for commission paid to broker for private placement	$-	$-	$147,646
Issuance of shares for services rendered	$-	$-	$171,500
Issuance of shares for settlement of accounts payable	$-	$-	$19,480
Issuance of share purchase warrants for finder's fee paid to broker for private placement	$-	$-	$11,477
Issuance of shares for acquisition of the subsidiary	$-	$-	$2,200,000

See accompanying notes to consolidated financial statements

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2014
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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown as these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company incurred a net loss of $397,306 during the year ended May 31, 2014 and, as at that date, had a cumulative loss of $6,859,585 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future revenue from profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

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
May 31, 2014
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

Mineral Properties

Costs of acquiring mineral properties are capitalized by the project area (Note 3(a)). Costs to maintain mineral rights and leases are expensed as incurred. When a property reaches the production state, the related capitalized costs are amortized using the unit of production method on the basis of annual estimates of ore reserves. Management reviews the carrying value of mineral properties at least annually and will recognize impairment in value based upon current exploration results, and any impairment or subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations. Mineral property exploration costs are expensed as incurred. Exploration activities conducted jointly with others are reflected at the Company’s proportionate interest in such activities. As at May 31, 2014 and 2013, the Company did not have proven or probable ore reserves.

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

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation. The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. No asset retirement obligation was required to be recognized at May 31, 2014 and 2013.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2014
(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies – (cont’d)

Property and Equipment

Property and equipment is stated at cost. Depreciation is primarily computed using the straight-line method, by charges to operations in amounts estimated to allocate the cost of the assets over their estimated useful lives, as follows:

Asset classification	Estimated useful life

Computer equipment	3 years
Automobile	5 years
Office equipment	3 years
Machinery	3 to 10 years

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

ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties accrued on unrecognized tax benefits within general and administrative expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in general and administrative expenses in the period that such determination is made. The tax returns for fiscal 2010 through 2014 are subject to audit or review by the US tax authority, where as fiscal 2006 through 2014 are subject to audit or review by the Canadian tax authority.

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
May 31, 2014
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

The Company did not have any assets or liabilities stated at fair value utilizing Level 1, Level 2 or Level 3 inputs as at May 31, 2014 or 2013.

The Company’s financial instruments consist of cash, other receivables and accounts payable and accrued liabilities. The carrying values of the Company’s financial instruments approximate fair value due to the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Basic Loss per Share

The Company reports basic loss per share in accordance with the ASC Topic 260-10, “Earnings Per Share - Overall”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back any convertible preferred dividend and the after-tax amount of interest in the period associated with any convertible debt. The numerator is also adjusted for any other changes in income or loss that would result from the assumed conversion of these potential common shares. Common share equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net loss position at the calculation date. At May 31, 2014, the Company had 29,770,000 (2013 - 29,770,000) common share equivalents in respect to options and warrants. Because the Company incurred a loss, the dilutive impact of the outstanding options and warrants have been excluded as the impact would be anti-dilutive.

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions in Canada, Hong Kong and China. As of May 31, 2014, the Company’s maximum exposure to credit risk is the carrying value of the Company’s cash, and other receivables. The market in China is monitored by the central government, which could impose taxes or restrictions at any time which would make operations unprofitable and infeasible and cause a write-off of investment in the mineral properties. Other factors include political policy on foreign ownership, political policy to open the doors to foreign investors, and political policy on mineral claims and metal prices.

Comprehensive Loss

The Company reports comprehensive income (loss) in accordance with ASC Topic 220-10, “Comprehensive Income - Overall”. Comprehensive loss is comprised of foreign currency translation adjustments.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2014
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

The Company has elected to use the Black-Scholes option pricing model to determine the fair value of the options and the extension of the expiry dates of share purchase warrants previously granted. The Company has estimated the fair value of the options and share purchase warrants for the years ended May 31, 2014 and May 31, 2013 using the assumptions more fully described in Note 6(b) and (c).

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the Company’s consolidated financial statements.

On June 1, 2013, the Company adopted Accounting Standards Update (“ASU”) No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The new guidance clarifies the scope of the offsetting disclosures and addresses any unintended consequences as a result of ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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
May 31, 2014
(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies – (cont’d)

Recent Accounting Pronouncements – (cont’d)

On February 28, 2013, the FASB issued ASU 2013-04, entitled Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The ASU 2013-04 amendments add to the guidance in FASB Accounting Standards Codification [FASB ASC] Topic 405, entitled Liabilities and require reporting entities to measure obligations resulting from certain joint and several liability arrangements where the total amount of the obligation is fixed as of the reporting date, as the sum of the following:

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

On April 22, 2013, the FASB issued ASU 2013-07, entitled Liquidation Basis of Accounting. With ASU 2013-07, the FASB amends the guidance in the FASB Accounting Standards Codification Topic 205, entitled Presentation of Financial Statements. The amendments serve to clarify when and how reporting entities should apply the liquidation basis of accounting. The guidance is applicable to all reporting entities, whether they are public or private companies or not-for-profit entities. The guidance also provides principles for the recognition of assets and liabilities and disclosures, as well as related financial statement presentation requirements. The requirements in ASU 2013-07 are effective for annual reporting periods beginning after December 15, 2013, and interim reporting periods within those annual periods. Reporting entities are required to apply the requirements in ASU 2013-07 prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The adoption of ASU 2013-07 is not expected to have a material effect on the Company’s operating results or financial position.

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

In June 2014, the FASB issued ASU No. 2014-10, "Development Stage Entities," which intends to remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the update eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. ASU No. 2014-10 is effective for fiscal years and interim periods beginning after December 15, 2014, with early adoption permissible. The adoption of this update is expected to have a material impact on the presentation of the Company's financial statements in the period of adoption in that the Company will no longer be required to present inception-to-date information on the statements of operations, cash flows and changes in capital deficit.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2014
(Stated in US Dollars)

Note 3	Mineral Properties

A summary of mineral properties costs for the cumulative period from date of inception (July 27, 1994) to May 31, 2014 were incurred and accounted for in the consolidated statement of operations as follows:

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

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2014
(Stated in US Dollars)

Note 3	Mineral Properties – (cont’d)

	DXC	Gaoping
	Salt Lake	Phosphate
Summary of mineral property expenditures	Property	Property	Total

Balance, May 31, 2012	$1,042,167	$158,330	$1,200,497
Administrative	-	21,561	21,561
Consulting fees	-	23,437	23,437
Engineering	-	266,644	266,644
Field supplies	-	84,177	84,177
Recording fees	-	2,235	2,235
Travel & promotion	-	38,036	38,036
Technical reports	-	6,963	6,963
Wages and benefits	-	82,239	82,239
Balance, May 31, 2013	$1,042,167	$683,622	$1,725,789
Administrative	-	11,583	11,583
Consulting fees	-	34,597	34,597
Engineering	-	50,035	50,035
Field supplies	-	4,513	4,513
Recording fees	-	3,263	3,263
Technical reports		36,808	36,808
Travel & promotion	-	27,734	27,734
Wages and benefits	-	69,008	69,008
Balance, May 31, 2014	$1,042,167	$921,163	$1,963,330

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

The Agreements required an investment company to be incorporated in Hong Kong (the “Investment Company”) which was to be owned 20% by the Hongyu Shareholders and 80% by the Company. On October 13, 2010, the Investment Company was incorporated in Hong Kong under the name Silver Castle Investments Ltd. (“Silver Castle”). Silver Castle acquired 90% of Hongyu and the other 10% of Hongyu was transferred to the nominees of the Company. During the acquisition phase, the Company ensured that Hongyu’s net assets retained a minimum value of RMB 5,000,000 ($771,545). Upon completion of this acquisition, Hongyu became a Hong Kong / China joint venture company. The Company received all required approvals from Chinese authorities for the completion of its acquisition of Hongyu pursuant to the Agreements dated October 18, 2010. The Company paid RMB 200,000 ($30,934) to the Hongyu shareholders as a down payment on December 14, 2010, the Company also deferred $25,083 of legal fees related to the acquisition of Hongyu. The remaining RMB1,800,000 ($279,504) was paid on July 8, 2011, to complete the transaction, for a total of RMB 2,000,000 ($310,438).

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2014
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

During the year ended May 31, 2014, the Company recorded an income of $6,015 through the sale of minerals extracted during the work done for the preparation of production. The amount was reported as other income in the consolidated statement of operations.

As of May 31, 2014, the Company has incurred mineral property costs of $921,163 on this property which have been expensed to the statement of operations as disclosed in the table above.

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2014
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

As of May 31, 2014, the Company had incurred a total of $1,042,167 in mineral property costs on this property which have been charged to income in prior periods.

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

Note 4	Equipment

		May 31, 2014			May 31, 2013
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Computer equipment	$13,716	$13,129	$587	$13,747	$11,740	$2,007
Automobile	59,770	26,452	33,318	60,239	14,698	45,541
Office equipment	3,562	2,633	929	3,627	1,473	2,154
Machinery	163,298	46,735	116,563	163,049	16,398	146,651
	$240,346	$88,949	$151,397	$240,662	$44,309	$196,353

The depreciation for the year ended May 31, 2014 was $46,111 (2013: $30,485).

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2014
(Stated in US Dollars)

Note 5	Related Party Transactions

The Company was charged consulting fees for administrative, corporate, financial, engineering, and management services during the year ended May 31, 2014 totalling $22,451 (2013: $23,831) by companies controlled by a director of the Company.

Included in accounts payable and accrued liabilities is $450,126 (May 31, 2013: $464,059) which was due to companies controlled by the directors for their services provided in previous years.

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
May 31, 2014
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

At May 31, 2014, there were 5,200,000 stock options (May 31, 2013: 5,200,000) outstanding and exercisable with an exercise price at $0.25 each expiring on February 3, 2019, with an aggregate intrinsic value of $nil (May 31, 2013: $nil) and a weighted average remaining contractual term of 4.68 years (May 31, 2013: 5.68 years).

c)	Share Purchase Warrants

Changes in share purchase warrants for the years ended May 31, 2014 and 2013 are summarized as follows:

Weighted
Average
	Number of	Exercise
	Shares	Price

Balance, May 31, 2012	24,570,000	$0.204
Granted	-	-
Exercised	-	-
Expired	-	-
Balance, May 31, 2014 and 2013	24,570,000	$0.204

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2014
(Stated in US Dollars)

Note 6	Capital Stock – (cont’d)

c)	Share Purchase Warrants - (cont’d)

Share purchase warrants outstanding at May 31, 2014:

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
May 31, 2014
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
May 31, 2014
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

As a result of the extension of the warrants described above, the Company recorded stock-based compensation expenses of $nil (2013: $924,923) as part of the consulting fees in the statement of operations for the year ended May 31, 2014.

Note 7	Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies through amounts held in China in RMB: Cash and cash equivalents $552,742 (May 31, 2013 - $560,707).

The Company is exposed to fluctuations in foreign currencies through amounts held in Canada in CAD: Cash $44,503 (May 31, 2013 - $36,275).

The Company is exposed to fluctuations in foreign currencies through amounts held in Hong Kong in HKD: Cash $268 (May 31, 2013 - $409).

Note 8	Segment Information

The Company operates in Canada and China, with operations in the mineral resources sector. The Company’s assets are allocated to each country as follows:

	May 31, 2014			May 31, 2013
	Canada	China	Total	Canada	China	Total

Cash and cash equivalents	$182,102	$1,491,346	$1,673,448	$387,847	$1,648,958	$2,036,805
Prepaid expense and receivable	20,994	8,285	29,279	15,645	22,667	38,312
Equipment	119	151,278	151,397	966	195,387	196,353
Environmental deposit	-	126,366	126,366	-	128,696	128,696
Mineral properties	-	3,148,740	3,148,740	-	3,148,740	3,148,740
	$203,215	$4,926,015	$5,129,230	$404,458	$5,144,448	$5,548,906

Sterling Group Ventures, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2014
(Stated in US Dollars)

Note 9	Deferred Tax Assets

The Company's income tax expense for the years ended May 31, 2014 and 2013 differs from the statutory rates as follows:

	2014	2013

Statutory tax rate	35%	35%

Loss before income taxes	$(397,306)	$(119,329)

Statutory rate applied to loss before income taxes	(139,100)	(41,200)
Foreign income taxed at other than US statutory rates	20,100	60,600
Other	1,500	-
Change in valuation allowance	117,500	(19,400)
Income tax expense/(recovery)	$-	$-

The significant components of the Company’s deferred tax assets and liabilities are approximately as follows:

	2014	2013
Deferred tax assets
Equipment	$15,200	$4,900
Stock based compensation	1,096,800	1,096,800
Net operating losses	897,500	790,300
Deferred tax assets	2,009,500	1,892,000
Valuation allowance	(2,009,500)	(1,892,000)
Net deferred tax asset	-	-
Deferred tax liabilities:
Mineral property	(732,700)	(732,700)
Net deferred tax liability	$(732,700)	$(732,700)

At May 31, 2014, the Company has incurred accumulated net operating losses totaling approximately $2,796,000 (2013: $2,447,000) which are available to reduce taxable income in future taxation years. If not utilized to reduce future taxable income, the Company’s net operating loss carryforwards will start to expire in 2022.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of the design and operation of the Company's internal controls over financial reporting based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting is effective as of May 31, 2014.

c.             Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting identified in connection with the Company’s evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange act that during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected / Appointed
Richard Shao	President, Director, CFO	51	January 21, 2004
Christopher Tsakok	Chairman of the Board, CEO	34	July 18, 2014
Gerald Runolfson	Director	72	April 5, 2004
Robert Smiley	Director	70	June 6, 2007

Business Experience

The following sets forth the business experience of each of the Company's directors and executive officers:

Christopher J. Tsakok, Chairman

Mr. Tsakok has been in the investment business for the past 10 years. He is President and CEO of Richco Investors, Inc., a company whose principal business is to provide financial, management and other administrative services to early development stage business. He holds a Bachelor of Commerce (B.Comm.), an MBA degree, and is a Chartered Financial Analyst (CFA).

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

Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of Mr. Christopher Tsakok, Mr. Richard Shao and Mr. Robert Smiley. Mr. Christopher Tsakok qualifies as an "audit committee financial expert" as defined in Item 407(5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. During the year ended May 31, 2014, the audit committee met six times. A copy of our audit committee charter is filed as an exhibit to the Form 10-K on August 28, 2009.

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

ITEM 11. EXECUTIVE COMPENSATION

(a) Officers' Compensation.

Compensation paid by the Company for all services provided up to the fiscal years ended May 31, 2014 and 2013 to each of the executive officers and to all officers as a group is set forth below.

SUMMARY COMPENSATION TABLE OF EXECUTIVES
(For fiscal years ended May 31, 2014 and 2013)

		Cash Compensation			Security Grants	TOTAL ($)
Name and Principal Position	Year ended May 31,	Salary ($) (1)	Bonus ($)	All Other Compensation ($) (2)	Option Awards ($)(3)
Richard Shao President	2014	0	0	0	0	0
	2013	0	0	0	0	0
Raoul Tsakok Chairman (resigned on July 18, 2014)	2014	0	0	0	0	0
	2013	0	0	0	0	0
Kathy Wang Secretary	2014	0	0	22,451	0	22,451
	2013	0	0	23,831	0	23,831
Officers as A Group	2014	0	0	22,451	0	22,451
	2013	0	0	23,831	0	23,831

(1)	Executive officers did not receive any salary during the fiscal years ended May 31, 2014 or 2013.
(2)	The amounts listed under the Column entitled “All other Compensation” in the “Summary Compensation Table” related to consulting fees earned during the period reported.
(3)	Please refer Note 6(b) to the financial statements included herein.

(b) Directors' Compensation

Directors who are also officers receive no cash compensation for services as a director. However, the directors will be reimbursed for out-of-pocket expenses incurred in connection with attendance at board and committee meetings. The Company granted options to directors under its 2004 Incentive Stock Option Plan subsequently adopted.

SUMMARY COMPENSATION TABLE OF DIRECTORS
(For fiscal years ended May 31, 2014 and 2013)

		Cash Compensation			Security Grants		TOTAL ($)
Name and Principal Position	Year ended May 31,	Annual Retainer Fees ($)	Meeting Fees ($)	Consulting Fees/ Other Fees ($)	Option Awards ($)(1)	All Other Compensation ($)
Raoul Tsakok Director (resigned on July 18, 2014)	2014	0	0	0	0	0	0
	2013	0	0	0	0	0	0
Richard Shao Director	2014	0	0	0	0	0	0
	2013	0	0	0	0	0	0
Gerald Runolfson Director	2014	0	0	0	0	0	0
	2013	0	0	0	0	0	0
Robert G. Smiley Director	2014	0	0	0	0	0	0
	2013	0	0	0	0	0	0
Directors as a Group	2014	0	0	0	0	0	0
	2013	0	0	0	0	0	0

(1)        Please refer Note 6(b) to the financial statements included herein.

During the year ended May 31, 2011, we granted 3,100,000 stock options to our directors or officers. The options are granted at an exercise price of $0.25 per share and expiring on February 3, 2019.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
(For fiscal years ended May 31, 2014)

Name	Number of securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Unvested Shares (#)	Market Value of Unvested Shares ($)	Number of Unearned Unvested Shares (#)	Market Value of Unearned Unvested Shares ($)
Richard Shao President	800,000	0	0	$0.25	Feb 3, 2019	0	0	0	0
Raoul Tsakok Chairman(resigned on July 18, 2014)	800,000	0	0	$0.25	Feb 3, 2019	0	0	0	0
Kathy Wang Secretary	300,000	0	0	$0.25	Feb 3, 2019	0	0	0	0
Gerald Runolfson Director	600,000	0	0	$0.25	Feb 3, 2019	0	0	0	0
Robert G. Smiley Director	600,000	0	0	$0.25	Feb 3, 2019	0	0	0	0
Total	3,100,000	0	0			0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 25, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated. As of August 25, 2014, there were 75,730,341 common shares issued and outstanding.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class(2)
Common stock	Raoul Tsakok	15,800,000 (3) (5)	20.86%
Common stock	Richard Shao	4,800,000 (5)	6.34%
Common stock	Christopher Tsakok	1,910,000 (7)	2.52%
Common stock	Gerald Runolfson	2,000,000 (4)(6)	2.64%
Common stock	Robert Smiley	600,000 (6)	0.79%
	TOTAL	25,110,000	33.15%

(1)	The address of each beneficial owner is 802 – 1067 Marinaside Cr., Vancouver, BC V6Z 3A4 Canada

(2)

Based on 75,730,341 shares outstanding as of August 25, 2014 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

(3)	15,000,000 common shares held through Cobilco Inc., a company 100% owned by Mr. Raoul Tsakok.

(4)	Includes 800,000 common shares and 300,000 “A” warrants, and 300,000 “B” warrants held through Elkon Products Inc., a company 100% owned by Mr. Runolfson

(5)	Includes 800,000 stock options.

(6)	Includes 600,000 stock options.

(7)	Includes 300,000 stock options.

Changes in Control

As of August 25, 2014, management had no knowledge of any arrangements which may at a subsequent date result in a change in control of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

BDO Canada LLP (“BDO”) provided audit services to the Company in connection with its annual report for the fiscal years ended May 31, 2014 and May 31, 2013. The aggregate fees billed by BDO for the May 31, 2014 year ended audit and the fiscal year 2014 quarterly reviews of the Company was $65,000. The aggregate fees billed by BDO for the May 31, 2013 year ended audit and the fiscal year 2013 quarterly reviews of the Company was $66,793.

Audit Related Fees

No fees were billed by BDO to the Company for professional services that are reasonably related to the audit or review of the Company's financial statements.

Tax Fees

No fees were billed by BDO to the Company in the years ended May 31, 2014 and 2013 for professional tax services.

All Other Fees

No fees were billed by BDO to the Company for other professional services rendered or any other services not disclosed above during the years ended May 31, 2014 and 2013.

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

A list of the exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index beginning on page 48 of this report. Those exhibits incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. Otherwise, the exhibits are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING GROUP VENTURES INC.

By:	/s/ Christopher Tsakok
Christopher Tsakok
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 28, 2014

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher Tsakok
Christopher Tsakok	Chairman and Chief Executive Officer	August 28, 2014
(Principal Executive Officer)
/s/ Richard Shao
Richard Shao	President and Chief Financial Officer	August 28, 2014

/s/ Robert Smiley
Robert Smiley	Director	August 28, 2014

/s/ Gerald Runolfson
Gerald Runolfson	Director	August 28, 2014

Index of Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of the Company, (filed as Exhibit 3.1 to the Company's Registration Statement on Form SB-2 filed on July 26, 2002, and incorporated herein by reference).
3.2	Bylaws of the Company (filed as Exhibit 3.2 to the Company's Registration Statement on Form SB-2 filed on July 26, 2002, and incorporated herein by reference).
4.1	Specimen stock certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form SB-2 filed on July 26, 2002, and incorporated herein by reference).
10.1	Acquisition Agreement between the Company and Micro Express Ltd., dated January 20, 2004. (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on January 29, 2004, and incorporated herein by reference).
10.2	Joint Venture Contract between Micro Express Ltd. (the Company’s wholly subsidiary) and Sichuan Province Mining Ltd., dated April 5, 2005 (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on April 11, 2005, and incorporated herein by reference).
10.3	Agreement for Development of DXC Salt Lake Property between Micro Express Holdings Inc. (the Company’s wholly subsidiary) and Beijing Mianping Salt Lake Research Institute, dated September 16, 2005 (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on September 21, 2005, and incorporated herein by reference).
10.4	Agreement for Termination of Joint Venture between Micro Express Ltd. and Sichuan Province Mining Ltd., dated March 3, 2006 (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on March 6, 2006, and incorporated herein by reference).
10.5	Agreement between the Company, Zhong Chuan International Mining Holding Co., Ltd., and shareholders of Monte Sea Holdings Ltd., dated July 8, 2008 (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on July 15, 2008, and incorporated herein by reference).
10.6	Agreement between the Company, Hongyu Mining Co., Ltd. , and the shareholders of Hongyu Mining Co., Ltd., dated October 18, 2010 (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on October 21, 2010, and incorporated herein by reference).
10.7	Letter of Intent between the Company and Shimen County Merchants Bureau, dated November 10, 2010 (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on November 16, 2010, and incorporated herein by reference).
10.8	Agreement for Termination of Joint Venture between the Company, Micro Express Holdings Inc. and Beijing Mianping Salt Lake Research Institute, dated October 31, 2011 (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on November 3, 2011, and incorporated herein by reference).
14.1	Code of Ethics. (Filed as Exhibit 14.1 to the Company's annual report on Form 10-K filed on August 28, 2009, and incorporated herein by reference).
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
99.1	Audit Committee Charter. (Filed as Exhibit 99.1 to the Company's annual report on Form 10-K filed on August 28, 2009, and incorporated herein by reference).
101.INS	XBRL Instance Document. Furnished herewith.
101.SCH	XBRL Taxonomy Extension Schema Document. Furnished herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Furnished herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Furnished herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Furnished herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Furnished herewith.