Form 10-Q
period 2014-08-31
STERLING GROUP VENTURES INC
filed 2014-10-15
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended August 31, 2014.

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from _________ to _______ .

Commission file number: 000-51775

STERLING GROUP VENTURES, INC.
(Exact name of registrant as specified in its charter)

Nevada	72-1535634
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

802 - 1067 Marinaside Cr., Vancouver, B.C. V6Z 3A4
(Address of principal executive offices) (Zip Code)

(604) 684-1001
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 10, 2014.

Title of each class	Number of shares
Common Stock, par value $0.001 per share	75,730,341

STERLING GROUP VENTURES, INC.
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STERLING GROUP VENTURES, INC.
CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
August 31, 2014 and May 31, 2014

Stated in U.S. dollars	August 31, 2014	May 31, 2014
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$1,612,814	$1,673,448
GST receivable	22,380	20,116
Prepaid expenses and other receivable	19,755	9,163
Total current assets	1,654,949	1,702,727

Equipment - Note 4	142,985	151,397
Environmental deposit - Note 3(a)	128,506	126,366
Mineral Properties - Note 3(a)	3,148,740	3,148,740
Total Assets	$5,075,180	$5,129,230

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and other accrued liabilities - Note 5	$481,108	$456,564

Deferred income tax liability	732,687	732,687
Total Liabilities	1,213,795	1,189,251

Stockholders' Equity
Common Stock : $0.001 Par Value - Note 6 Authorized : 500,000,000 Issued and Outstanding : 75,730,341 (May 31, 2014: 75,730,341)	75,730	75,730
Additional Paid In Capital - Note 6	10,724,416	10,724,416
Accumulated Other Comprehensive Loss	(582)	(582)
Cumulative deficit	(6,938,179)	(6,859,585)
Total Stockholders' Equity	3,861,385	3,939,979

Total Liabilities and Stockholders' Equity	$5,075,180	$5,129,230

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended August 31, 2014 and 2013
(Unaudited)

	Three months ended August 31,
Stated in U.S. dollars	2014	2013

Expenses
Accounting, audit, legal and professional fees	$37,391	$22,100
Bank charges	225	116
Consulting fees - Note 5	6,049	6,255
Depreciation - Note 4	11,282	11,444
Filing fees and transfer agent	4,686	3,625
Foreign exchange loss (gain)	(13,239)	(6,609)
General and administrative	509	475
Mineral property costs - Note 3	34,585	95,091
Shareholder information and investor relations	2,149	1,700
	(83,637)	(134,197)

Other items
Interest income	5,043	1,639
Other income - Note 3(a)	-	6,013
	5,043	7,652

Net loss and Comprehensive loss for the period	$(78,594)	$(126,545)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	75,730,341	75,730,341

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended August 31, 2014 and year ended May 31, 2014
(Unaudited)

				Accumulated
		Stock	Additional	Other
	Common	Amount At	Paid In	Comprehensive	Cumulative
Stated in U.S. dollars	Shares	Par Value	Capital	Loss	Deficit	Total

Balance, May 31, 2013	75,730,341	$75,730	$10,724,416	$(582)	$(6,462,279)	$4,337,285
Net loss for the year	-	-	-	-	(397,306)	(397,306)
Balance, May 31, 2014	75,730,341	$75,730	$10,724,416	$(582)	$(6,859,585)	$3,939,979
Net loss for the period	-	-	-	-	(78,594)	(78,594)
Balance, August 31, 2014	75,730,341	$75,730	$10,724,416	$(582)	$(6,938,179)	$3,861,385

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended August 31, 2014 and 2013
(Unaudited)

	Three months ended August 31,
Stated in U.S. dollars	2014	2013
Cash flows from operating activities
Net loss for the period	$(78,594)	$(126,545)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	11,282	11,444
Foreign exchange	(4,788)	(801)

Changes in non-cash working capital items
GST receivable	(2,264)	(1,456)
Prepaid expenses and other receivable	(10,416)	8,080
Accounts payable and accrued liabilities	24,317	(7,297)
Net cash used in operating activities	(60,463)	(116,575)

Cash flows from investing activities
Additions to equipment	(397)	(3,895)
Net cash used in investing activities	(397)	(3,895)

Cash flows from financing activities
Amounts contributed by (repaid to) a director	226	(5,815)
Net cash provided by (used in) financing activities	226	(5,815)

Net decrease in cash and cash equivalents	(60,634)	(126,285)
Cash and cash equivalents - beginning of period	1,673,448	2,036,805
Cash and cash equivalents - end of period	$1,612,814	$1,910,520

Supplemental Information :
Cash paid for :
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to consolidated financial statements

Sterling Group Ventures, Inc.
Notes to Condensed Interim Consolidated Financial Statements
August 31, 2014
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

These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown as these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company incurred a net loss of $78,594 during the period ended August 31, 2014 and, as at that date, had a cumulative loss of $6,938,179 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

These condensed interim financial statements should be read in conjunction with the annual audited financial statements of the Company for the fiscal year ended May 31, 2014, included in the Company’s 10-K Annual Report as filed with the United States Securities and Exchange Commission.

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

The Company has evaluated all the recent accounting pronouncements and the effect on the Company’s consolidated financial statements.

Sterling Group Ventures, Inc.
Notes to Condensed Interim Consolidated Financial Statements
August 31, 2014
(Stated in US Dollars)
(Unaudited)

Note 2	Recent Accounting Pronouncements – (cont’d)

On June 1, 2014, the Company adopted ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”). The ASU 2013-04 amendments add to the guidance in FASB Accounting Standards Codification [FASB ASC] Topic 405, entitled Liabilities and require reporting entities to measure obligations resulting from certain joint and several liability arrangements where the total amount of the obligation is fixed as of the reporting date, as the sum of the following:

•	The amount the reporting entity agreed to pay on the basis of its arrangement among co-obligors.
•	Any additional amounts the reporting entity expects to pay on behalf of its co-obligors.

Adoption of ASU 2013-04 did not have a material impact on the Company’s consolidated financial statements or disclosures.

On June 1, 2014, the Company adopted ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. Adoption of these changes did not have a material impact on the Company’s consolidated financial statements or disclosures.

On June 1, 2014, the Company adopted ASU 2013-07, Liquidation Basis of Accounting (“ASU 2013-07”). With ASU 2013-07, the FASB amends the guidance in the FASB Accounting Standards Codification Topic 205, entitled Presentation of Financial Statements. The amendments serve to clarify when and how reporting entities should apply the liquidation basis of accounting. The guidance is applicable to all reporting entities, whether they are public or private companies or not-for-profit entities. The guidance also provides principles for the recognition of assets and liabilities and disclosures, as well as related financial statement presentation requirements. Reporting entities are required to apply the requirements in ASU 2013-07 prospectively from the day that liquidation becomes imminent. The adoption of ASU 2013-07 did not have a material effect on the Company’s operating results or financial position.

On June 1, 2014, the Company adopted ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"), which sets forth explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The adoption of ASU 2013-11 did not have a material impact on the Company's financial position or results of operations.

On June 1, 2014, the Company adopted ASU 2014-10, Development Stage Entities (“ASU 2014-10”), which intends to remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. Generally Accepted Accounting Principles. In addition, the update eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The adoption of this update had a material impact on the presentation of the Company's financial statements in that the Company will no longer be required to present inception-to-date information on the statements of operations, cash flows and changes in capital deficit.

Sterling Group Ventures, Inc.
Notes to Condensed Interim Consolidated Financial Statements
August 31, 2014
(Stated in US Dollars)
(Unaudited)

Note 3	Mineral Properties

A summary of mineral properties costs for the cumulative period from the year ended May 31, 2014 to August 31, 2014 were incurred and accounted for in the consolidated statement of operations as follows:

Gaoping
Phosphate
Summary of mineral property expenditures	Property

Balance, May 31, 2013	$683,622
Administrative	11,583
Consulting fees	34,597
Engineering	50,035
Field supplies	4,513
Recording fees	3,263
Technical reports	36,808
Travel & promotion	27,734
Wages and benefits	69,008
Balance, May 31, 2014	$921,163
Administrative	1,808
Consulting fees	7,010
Engineering	2,179
Travel & promotion	9,346
Wages and benefits	14,242
Balance, August 31, 2014	$955,748

a)	Gaoping Phosphate Property

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

Sterling Group Ventures, Inc.
Notes to Condensed Interim Consolidated Financial Statements
August 31, 2014
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

During the period ended August 31, 2014, the Company recorded income of $nil (2013: $6,013) through the sale of minerals extracted during the work done for the preparation of production. The amount was reported as other income in the consolidated statement of operations.

During the period ended August 31, 2014, the Company incurred mineral property expenditures of $34,585 (August 31, 2013: $95,091). As of August 31, 2014, the Company has incurred total mineral property costs of $955,748 on this property which have been expensed to the statement of operations as disclosed in the table above.

Sterling Group Ventures, Inc.
Notes to Condensed Interim Consolidated Financial Statements
August 31, 2014
(Stated in US Dollars)
(Unaudited)

Note 4	Equipment

	August 31, 2014			May 31, 2014
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Computer equipment	$14,141	$13,347	$794	$13,716	$13,129	$587
Automobile	60,782	29,960	30,822	59,770	26,452	33,318
Office equipment	3,622	2,979	643	3,562	2,633	929
Machinery	166,064	55,338	110,726	163,298	46,735	116,563
	$244,609	$101,624	$142,985	$240,346	$88,949	$151,397

The depreciation for the period ended August 31, 2014 was $11,282 (2013: $11,444).

Note 5	Related Party Transactions

The Company was charged consulting fees for administrative, corporate, financial, engineering, and management services during the three-month period ended August 31, 2014 totalling $5,548 (2013: $5,747) by companies controlled by a director of the Company.

Included in accounts payable and accrued liabilities is $450,352 (May 31, 2014: $450,126) which was due to companies controlled by the directors for their services provided in previous years.

These transactions were measured at the amount of consideration established and agreed to by the related parties.

Note 6	Capital Stock

a) Capital Stock

There was no share issuance during the three-month period ended August 31, 2014 or the year ended May 31, 2014.

b) Stock Options

There were no stock options granted during the three-month period ended August 31, 2014 or the year ended May 31, 2014.

At August 31, 2014, there were 5,200,000 stock options (May 31, 2014: 5,200,000) outstanding and exercisable with an exercise price at $0.25 each expiring on February 3, 2019, with an aggregate intrinsic value of $nil (May 31, 2014: $nil) and a weighted average remaining contractual term of 4.43 years (May 31, 2014: 4.68 years).

Sterling Group Ventures, Inc.
Notes to Condensed Interim Consolidated Financial Statements
August 31, 2014
(Stated in US Dollars)
(Unaudited)

c)        Share Purchase Warrants

There were no changes in share purchase warrants for the three-month period ended August 31, 2014 and year ended May 31, 2014. At August 31, 2014, there were 24,570,000 share purchase warrants (May 31, 2014: 24,570,000) outstanding and exercisable with weighted average exercise price at $0.204.

Share purchase warrants outstanding at August 31, 2014:

Series	Number	Price	Expiry Date
"A"	3,817,500	$0.50	February 17, 2015
"D"	20,752,500	$0.15	February 17, 2015
	24,570,000

Note 7	Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies through amounts held in China in RMB: Cash and cash equivalents $535,309 (May 31, 2014 - $552,742).

The Company is exposed to fluctuations in foreign currencies through amounts held in Canada in CAD: Cash $70,285 (May 31, 2014 - $44,503).

The Company is exposed to fluctuations in foreign currencies through amounts held in Hong Kong in HKD: Cash $239 (May 31, 2014 - $268).

Note 8	Segment Information

The Company operates in Canada and China, with operations in the mineral resources sector. The Company’s assets are allocated to each country as follows:

	August 31, 2014			May 31, 2014
	Canada	China	Total	Canada	China	Total

Cash and cash equivalents	$138,815	$1,473,999	$1,612,814	$182,102	$1,491,346	$1,673,448
Prepaid expense and receivable	29,211	12,924	42,135	20,994	8,285	29,279
Equipment	459	142,526	142,985	119	151,278	151,397
Environmental deposit	-	128,506	128,506	-	126,366	126,366
Mineral properties	-	3,148,740	3,148,740	-	3,148,740	3,148,740
	$168,485	$4,906,695	$5,075,180	$203,215	$4,926,015	$5,129,230

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes for the year ended May 31, 2014, the financial statements and related notes in this Quarterly Report for the period ended August 31, 2014, the risk factors in our 10K for the year ended May 31, 2014, and all of the other information contained elsewhere in this report.

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

Overview

Business of Sterling Group Ventures Inc.

Sterling is a natural resource company engaged in acquisition, exploration and development of mineral properties. At present, the Company acquired the Gaoping phosphate Property and is developing the Gaoping phosphate property for the exploration and production of phosphate concentrate. It continues to seek out other projects to add value to the Company.

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

As a substantial decrease of phosphate rock and phosphate fertilizer market pricing has occurred, Hongyu has halted further exploration and development since August 2013 until the world market prices rebound and has kept the property in care and maintenance mode. Such an action preserves the phosphate rock in situ and saves operating capital while world prices for phosphate rock are in a depressed state. The Company's capital contributions to the project were held to a minimum by its contracting the mining and washing functions to Yichang Baolin Mining Engineering Co. Ltd. In the interim, the Company is in the process of renewal of the mining permit for future operations on the property.

The Company has continued the services of several key employees in China to review other mining properties and opportunities. In pursuit of one such opportunity, Hongyu has obtained a registration code from Customs of People's Republic of China for the import and export business which may afford the Company the opportunity to act as an agent or distributor for the importation and exportation of fertilizer products.

As of August 31, 2014, the Gaoping mineral property is still an exploration stage property as it does not yet have proven reserves.

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

These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, the interim consolidated financial statements follow the same accounting policies and methods of their application as our May 31, 2014 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim consolidated financial statements be read in conjunction with our May 31, 2014 annual consolidated financial statements.

Operating results for the three months ended August 31, 2014 are not necessarily indicative of the results that can be expected for the year ending May 31, 2015.

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

Management reviews the carrying value of mineral properties at least annually and will recognize impairment in value based upon current exploration results, and any impairment or subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations. Mineral property exploration costs are expensed as incurred. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities. As of August 31, 2014, the Company did not have proven or probable ore reserves.

Stock-based Compensation

In accordance with ASC Topic 718-10 compensation expenses is amortized on a straight-line basis over the requisite service period which approximates the vesting period rather than as a reduction of taxes paid. The Company has elected to use the Black-Scholes option pricing model to determine the fair value of options and the extension of the expiry date of share purchase warrants previously granted. The Company has estimated the fair value of share purchase warrants and options for the period ended August 31, 2014 and the year ended May 31, 2014 using the assumptions more fully described in Note 6(b) & (c) to the financial statements.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from these estimates.

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

At August 31, 2014, the Company had not yet achieved profitable operations and has accumulated losses of $6,938,179 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Results Of Operations

The Company had no operating revenue except interest income of $5,043 for the quarter ended August 31, 2014 compared with interest income of $1,639 and other income of $6,013 from the sale of minerals extracted during the work done for the preparation of production for the quarter ended August 31, 2013. The operating loss for the quarter ended August 31, 2014 was $78,594, as compared to operating loss of $126,545 for the quarter ended August 31, 2013.

Accounting, audit, legal and professional fees increased by $15,291 for the three months ended August 31, 2014 when compared to the same period in 2013.

Foreign exchange gain increased by $6,630 for the three months ended August 31, 2014 when compared to the same period in 2013 because of the exchange rate fluctuation among US dollar, Canadian dollar and RMB.

Filing fees increased by $1,061 for the three months ended August 31, 2014 when compared to the same period in 2013.

Mineral property costs decreased by $60,506 for the three months ended August 31, 2014 when compared to the same period in 2013 because developing the Gaoping phosphate property and building the mining facility was paused during the period ended August 31, 2014 since the phosphate market was getting worse.

The Company expects the trend of losses to continue until we can achieve commercial production at the Gaoping phosphate project, of which there can be no assurance as described in Risk Factors.

Liquidity And Working Capital

As of August 31, 2014, the Company had total current assets of $1,654,949 and total current liabilities of $481,108. As of August 31, 2014, the Company had cash totaling $1,612,814, and a working capital of $1,173,841.

Cash used in operating activities for the quarter ended August 31, 2014 was $60,463 as compared to cash used in operating activities for the quarter ended August 31, 2013 was $116,575.

The Company has no other capital resources other than the ability to use its common stock to raise additional capital or the exercise of the warrants by the unit holders. If all warrants outstanding are exercised, the Company will receive approximately $5 million in cash. The Company's current cash can meet its short term needs. The cash will be mainly used for mining property exploration and development, general administrative, corporate (accounting, audit, and legal), financing and management.

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

The Gaoping property has been examined in the field by professional geologists/mining engineers. The Company received the National Instrument 43-101 report (Canadian Standard) entitled "Property Evaluation Report" (PER). The production decision announced was based on Chinese Technical Reports and the PER and not based on a Preliminary Economic Assessment (PEA) or mining study (a Prefeasibility or Feasibility Study) of mineral reserves demonstrating economic and technical viability. Resources that are not reserves do not have demonstrated economic viability. There is an increased risk of technical and economic failure because the development decision was based on inferred resources, without a preliminary economic analysis or mining study as defined by NI 43-101. Professional geologists also made an exploration proposal for the Tanjiachang Exploration Concession which is surrounding the Gaoping property which is under letter of intent with Chenxi County Merchants Bureau, Hunan Province, China. There is no assurance that the exploration license for the Tanjiachang Exploration Concession will be issued. There is no assurance that commercial quantities of ore will be discovered on the Tanjiachang Exploration Concession. There is also no assurance that, even if commercial quantities of ore are discovered, the Tanjiachang Exploration Concession will be brought into commercial production. Since 2012, the Central Government made its move to change the mining laws to provincial jurisdiction. The new application process was held. Previously issued licenses are being honored.

The discovery of mineral deposits is dependent upon a number of factors not the least of which is the technical skill of the exploration personnel involved. The commercial viability of a mineral deposit, once discovered, is also dependent upon a number of factors, some of which are the particular attributes of the deposit, such as size, grade and proximity to infrastructure, metal prices and government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection. In addition, assuming discovery of a commercial ore body and depending upon the type of mining operation involved, several years can elapse from the initial phase of drilling until commercial operations are commenced. Most of the above factors are beyond the control of the Company.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the OTCQB marketplace under the ticker symbol SGGV. As of August 31, 2014, there were 75,730,341 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

The disruptions in the financial markets and economic conditions have adversely affected the US and the world economy. Turmoil in global credit markets and turmoil in the geopolitical environment in many parts of the world have adversely affected global economic conditions. There can be no assurances that government responses to the disruptions in financial markets will restore investor confidence and economic activity. This could affect our ability to raise capital. Additionally, the uncertain economic environment may cause farmers to use less fertilizer to cut costs, which will adversely affect the demand for phosphate. A similar situation occurred in 2008 leading to a sharp decline in phosphate prices. The Hongyu's phosphate deposit is located in China which, as a result of its operations, exposes the Company to political and market risks in China. Exports of phosphate rock are currently subject to an export tax due to domestic phosphate requirements.

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

Sterling Group Ventures Inc.

/s/ Christopher Tsakok
Christopher Tsakok, Chairman and Chief Executive Officer
Date: October 14, 2014

/s/ Richard Shao
Richard Shao, President and Chief Financial Officer
Date: October 14, 2014

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