Form 10-Q
period 2014-11-30
STERLING GROUP VENTURES INC
filed 2015-01-14
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended November 30, 2014.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 12, 2015.

Title of each class	Number of shares
Common Stock, par value $0.001 per share	75,730,341

STERLING GROUP VENTURES, INC.
FORM 10-Q
INDEX

		Page

PART I - FINANCIAL INFORMATION		3

Item 1.	Financial Statements (unaudited)	3

	Unaudited Condensed Interim Consolidated Balance Sheets of Sterling Group Ventures, Inc. at November 30, 2014 and May 31, 2014	3

	Unaudited Condensed Interim Consolidated Statements of Operations for the three months and six months ended November 30, 2014 and 2013	4

	Unaudited Condensed Interim Consolidated Statements of Changes in Stockholders' Equity for the six months ended November 30, 2014 and year ended May 31, 2014	5

	Unaudited Condensed Interim Consolidated Statements of Cash Flows for the six months ended November 30, 2014 and 2013	6

	Notes to the Unaudited Condensed Interim Consolidated Financial Statement	7-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls And Procedures	17

PART II - OTHER INFORMATION		18

Item 1.	Legal Proceedings	18

Item 1A	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		21

Index to Exhibits		22

STERLING GROUP VENTURES, INC.
CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
November 30, 2014 and May 31, 2014

Stated in U.S. dollars	November 30, 2014	May 31, 2014
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$1,534,773	$1,673,448
GST receivable	17,131	20,116
Prepaid expenses and other receivable	19,813	9,163
Total current assets	1,571,717	1,702,727

Equipment - Note 4	131,668	151,397
Environmental deposit - Note 3(a)	128,530	126,366
Mineral Properties - Note 3(a)	3,148,740	3,148,740
Total Assets	$4,980,655	$5,129,230

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and other accrued liabilities - Note 5	$447,091	$456,564

Deferred income tax liability	732,687	732,687
Total Liabilities	1,179,778	1,189,251

Stockholders' Equity
Common Stock : $0.001 Par Value - Note 6
Authorized : 500,000,000
Issued and Outstanding : 75,730,341 (May 31, 2014: 75,730,341)	75,730	75,730
Additional Paid In Capital - Note 6	10,724,416	10,724,416
Accumulated Other Comprehensive Loss	(582)	(582)
Accumulated deficit	(6,998,687)	(6,859,585)
Total Stockholders' Equity	3,800,877	3,939,979

Total Liabilities and Stockholders' Equity	$4,980,655	$5,129,230

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and six months ended November 30, 2014 and 2013
(Unaudited)

	Three months ended November 30,		Six months ended November 30,
Stated in U.S. dollars	2014	2013	2014	2013

Expenses
Accounting, audit, legal and professional fees	$14,627	$23,927	$52,018	$46,027
Bank charges	143	125	368	241
Consulting fees - Note 5	5,862	6,263	11,911	12,518
Depreciation - Note 4	11,368	11,597	22,650	23,041
Filing fees and transfer agent	2,382	3,874	7,068	7,499
General and administrative	33	192	542	667
Mineral property costs - Note 3	41,042	45,643	75,627	140,734
Shareholder information and investor relations	2,160	2,074	4,309	3,774
	(77,617)	(93,695)	(174,493)	(234,501)

Other items
Interest income	5,698	571	10,741	2,210
Foreign exchange gain	11,411	5,556	24,650	12,152
Other income - Note 3(a)	-	-	-	6,026
	17,109	6,127	35,391	20,388

Net loss and Comprehensive loss for the period	$(60,508)	$(87,568)	$(139,102)	$(214,113)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	75,730,341	75,730,341	75,730,341	75,730,341

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the six months ended November 30, 2014 and year ended May 31, 2014
(Unaudited)

					Deficit
				Accumulated	Accumulated
		Stock	Additional	Other	During The
	Common	Amount At	Paid In	Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Loss	Stage	Total

Balance, May 31, 2013	75,730,341	$75,730	$10,724,416	$(582)	$(6,462,279)	$4,337,285
Net loss for the year	-	-	-	-	(397,306)	(397,306)
Balance, May 31, 2014	75,730,341	$75,730	$10,724,416	$(582)	$(6,859,585)	$3,939,979
Net loss for the period	-	-	-	-	(139,102)	(139,102)
Balance, November 30, 2014	75,730,341	$75,730	$10,724,416	$(582)	$(6,998,687)	$3,800,877

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended November 30, 2014 and 2013
(Unaudited)

	Six months ended November 30,
Stated in U.S. dollars	2014	2013
Cash flows from operating activities
Net loss for the period	$(139,102)	$(214,113)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	22,650	23,041
Foreign exchange	(4,847)	(2,254)

Changes in non-cash working capital items
GST receivable	2,985	(2,943)
Prepaid expenses and other receivable	(10,489)	10,439
Accounts payable and accrued liabilities	(472)	959
Net cash used in operating activities	(129,275)	(184,871)

Cash flows from investing activities
Additions to equipment	(397)	(3,903)
Net cash used in investing activities	(397)	(3,903)

Cash flows from financing activities
Amounts repaid to a director	(9,003)	(7,034)
Net cash used in financing activities	(9,003)	(7,034)

Net decrease in cash and cash equivalents	(138,675)	(195,808)
Cash and cash equivalents - beginning of period	1,673,448	2,036,805
Cash and cash equivalents - end of period	$1,534,773	$1,840,997

Supplemental Information :
Cash paid for :
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to consolidated financial statements

Sterling Group Ventures, Inc.
Notes to Condensed Interim Consolidated Financial Statements
November 30, 2014
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

These unaudited condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown as these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company incurred a net loss of $139,102 during the period ended November 30, 2014 and, as at that date, had a cumulative loss of $6,998,687 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

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

Sterling Group Ventures, Inc.
Notes to Condensed Interim Consolidated Financial Statements
November 30, 2014
(Stated in US Dollars)
(Unaudited)

Note 2	Recent Accounting Pronouncements – (cont’d)

	º	The amount the reporting entity agreed to pay on the basis of its arrangement among co-obligors.
	º	Any additional amounts the reporting entity expects to pay on behalf of its co-obligors.

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
November 30, 2014
(Stated in US Dollars)
(Unaudited)

Note 3	Mineral Properties

A summary of mineral properties costs for the cumulative period from the year ended May 31, 2014 to November 30, 2014 were incurred and accounted for in the consolidated statement of operations as follows:

Gaoping
Phosphate
Summary of mineral property expenditures	Property

Balance, May 31, 2013	$683,622
Administrative	11,583
Consulting fees	34,597
Engineering	50,035
Field supplies	4,513
Recording fees	3,263
Technical reports	36,808
Travel & promotion	27,734
Wages and benefits	69,008
Balance, May 31, 2014	$921,163
Administrative	12,359
Consulting fees	14,292
Engineering	2,191
Travel & promotion	18,053
Wages and benefits	28,732
Balance, November 30, 2014	$996,790

a)	Gaoping Phosphate Property

On October 18, 2010, the Company signed two agreements (the "Agreements") with Chenxi County Hongyu Mining Co. Ltd. ("Hongyu") and its shareholders ("Hongyu Shareholders") regarding the Gaoping phosphate mine (the "GP Property") located in Tanjiachang village, Chenxi County, Hunan Province, China and other phosphate resources in Hunan Province. Hongyu holds a business license and a mining permit in the GP Property which is in effect until November 10, 2014. The mining permit has been extended to February 10, 2015. Hongyu is currently working on renewal of its mining permit and the Company does not expect any problem on the renewal.

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
November 30, 2014
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

During the three-month and six-month periods ended November 30, 2014, the Company recorded income of $nil (2013: $nil) and $nil (2013: $6,026) through the sale of minerals extracted during the work done for the preparation of production, respectively. The amount was reported as other income in the consolidated statement of operations.

During the three-month and six-month periods ended November 30, 2014, the Company incurred mineral property expenditures of $41,042 (2013: $45,643) and $75,627 (2013: $140,734), respectively. As of November 30, 2014, the Company has incurred total mineral property costs of $996,790 on this property which have been expensed to the statement of operations as disclosed in the table above.

Sterling Group Ventures, Inc.
Notes to Condensed Interim Consolidated Financial Statements
November 30, 2014
(Stated in US Dollars)
(Unaudited)

Note 4	Equipment

	November 30, 2014			May 31, 2014
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Computer equipment	$14,142	$13,516	$626	$13,716	$13,129	$587
Automobile	60,794	33,026	27,768	59,770	26,452	33,318
Office equipment	3,622	3,282	340	3,562	2,633	929
Machinery	166,094	63,160	102,934	163,298	46,735	116,563
	$244,652	$112,984	$131,668	$240,346	$88,949	$151,397

The depreciation for the period ended November 30, 2014 was $22,650 (2013: $23,041).

Note 5	Related Party Transactions

The Company was charged consulting fees for administrative, corporate, financial, engineering, and management services during the three-month and six-month periods ended November 30, 2014 totalling $5,342 (2013: $5,755) and $10,890 (2013: $11,502) by companies controlled by a director of the Company respectively.

Included in accounts payable and accrued liabilities is $441,122 (May 31, 2014: $450,126) which was due to companies controlled by the directors for their services provided in previous years.

These transactions were measured at the amount of consideration established and agreed to by the related parties.

Note 6	Capital Stock

a)    Capital Stock

There was no share issuance during the six-month period ended November 30, 2014 or the year ended May 31, 2014.

b)    Stock Options

There were no stock options granted during the six-month period ended November 30, 2014 or the year ended May 31, 2014.

At November 30, 2014, there were 5,200,000 stock options (May 31, 2014: 5,200,000) outstanding and exercisable with an exercise price at $0.25 each expiring on February 3, 2019, with an aggregate intrinsic value of $nil (May 31, 2014: $nil) and a weighted average remaining contractual term of 4.18 years (May 31, 2014: 4.68 years).

Sterling Group Ventures, Inc.
Notes to Condensed Interim Consolidated Financial Statements
November 30, 2014
(Stated in US Dollars)
(Unaudited)

Note 6	Capital Stock – (cont’d)

c)    Share Purchase Warrants

There were no changes in share purchase warrants for the six-month period ended November 30, 2014 and year ended May 31, 2014. At November 30, 2014, there were 24,570,000 share purchase warrants (May 31, 2014: 24,570,000) outstanding and exercisable with weighted average exercise price at $0.204.

Share purchase warrants outstanding at November 30, 2014:

Series	Number	Price	Expiry Date
"A"	3,817,500	$ 0.50	February 17, 2015
"D"	20,752,500	$ 0.15	February 17, 2015
	24,570,000

Note 7	Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies through amounts held in China in RMB: Cash and cash equivalents $560,302 (May 31, 2014 - $552,742).

The Company is exposed to fluctuations in foreign currencies through amounts held in Canada in CAD: Cash $23,429 (May 31, 2014 - $44,503).

The Company is exposed to fluctuations in foreign currencies through amounts held in Hong Kong in HKD: Cash $158 (May 31, 2014 - $268).

Note 8	Segment Information

The Company operates in Canada and China, with operations in the mineral resources sector. The Company’s assets are allocated to each country as follows:

	November 30, 2014			May 31, 2014
	Canada	China	Total	Canada	China	Total

Cash and cash equivalents	$90,651	$1,444,122	$1,534,773	$182,102	$1,491,346	$1,673,448
Prepaid expense and receivable	21,937	15,007	36,944	20,994	8,285	29,279
Equipment	401	131,267	131,668	119	151,278	151,397
Environmental deposit	-	128,530	128,530	-	126,366	126,366
Mineral properties	-	3,148,740	3,148,740	-	3,148,740	3,148,740
	$112,989	$4,867,666	$4,980,655	$203,215	$4,926,015	$5,129,230

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes for the year ended May 31, 2014, the financial statements and related notes in this Quarterly Report for the period ended November 30, 2014, the risk factors in our 10K for the year ended May 31, 2014, and all of the other information contained elsewhere in this report.

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

Gaoping Phosphate Property

On October 18, 2010, Sterling signed two agreements (the "Agreements") with Chenxi County Hongyu Mining Co. Ltd. ("Hongyu") and its shareholders ("Hongyu Shareholders") regarding the Gaoping phosphate mine (the "GP Property") located in Tanjiachang village, Chenxi County, Hunan Province, China and other phosphate resources in Hunan Province. Hongyu holds a business license and a mining permit in the GP Property which is in effect until November 10, 2014 and covers 42.5 hectares. The mining permit has temporarily extended to February 10, 2015. Hongyu has currently obtained the approval from Chenxi County, and has also submitted the application to Huaihua City. After obtaining the approval from Huaihua city, Hongyu shall submit the application to the final authority - the Bureau of Land and Resources of Hunan Province. If Hongyu cannot obtain the approval from Huaihua city by the end of January 2015, Hongyu will get the extension of additional three months waiting for the formal mining permit renewal.

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

As a mining license was obtained for the Gaoping Phosphate Property and a Chinese engineering report was completed, Hongyu is making progress on this property as follows. On February 13, 2012, Hongyu received approval for installing the power line for the Gaoping Phosphate Property. Hongyu also reached an understanding for land rental with a local village committee on March 17, 2012. Hongyu signed and completed a land rental agreement with each family in the mining area on March 27, 2012. On April 1, 2012, Hongyu also received conditional safety approval from the Supervision and Management Bureau for Safety Operation of Chenxi County and the project is essentially ready to begin production on a small scale basis to be further ramped up as the development and production plan takes effect. On April 22, 2012, Hongyu signed a mining agreement with the mining contractor, Yichang Rongchang Mining Co. Ltd., to be the operator of the mining and production activities on the project. On June 16, 2012, Hongyu completed power line construction. On July 19, 2012, Hongyu received the explosive operation permit. Accommodations for mining people have been built. An onsite office and accommodations for workers and mining management are complete. The water supply for the mining operation and living quarters is connected to the site. The road to the mining site has been completed. Three adits have been dug and they will be used to access the phosphorite along its strike length.

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

As a substantial decrease of phosphate rock and phosphate fertilizer market pricing has occurred, Hongyu has halted further exploration and development since August 2013 until the world market prices rebound and has kept the property in care and maintenance mode. Such an action preserves the phosphate rock in situ and saves operating capital while world prices for phosphate rock are in a depressed state. The Company's capital contributions to the project were held to a minimum by its contracting the mining and washing functions to Yichang Baolin Mining Engineering Co. Ltd. The mining permit has been extended to February 10, 2015. Hongyu is currently working on renewal of its mining permit for future operations on the property.

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

As of November 30, 2014, the Gaoping mineral property is still an exploration stage property as it does not yet have proven reserves.

Application of Critical Accounting Policies and Use of Estimates

Our condensed interim consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates under different assumptions or conditions. There have been no material changes to these estimates for the periods presented in this quarterly report.

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

Interim Reporting

The information presented in the accompanying condensed interim consolidated financial statements is without audit pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the condensed interim consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, the condensed interim consolidated financial statements follow the same accounting policies and methods of their application as our May 31, 2014 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these condensed interim consolidated financial statements be read in conjunction with our May 31, 2014 annual consolidated financial statements.

Operating results for the six months ended November 30, 2014 are not necessarily indicative of the results that can be expected for the year ending May 31, 2015.

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

Management reviews the carrying value of mineral properties at least annually and will recognize impairment in value based upon current exploration results, and any impairment or subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations. Mineral property exploration costs are expensed as incurred. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities. As of November 30, 2014, the Company did not have proven or probable ore reserves.

Stock-based Compensation

In accordance with ASC Topic 718-10 compensation expenses are amortized on a straight-line basis over the requisite service period which approximates the vesting period rather than as a reduction of taxes paid. The Company has elected to use the Black-Scholes option pricing model to determine the fair value of options and the extension of the expiry date of share purchase warrants previously granted. The Company has estimated the fair value of share purchase warrants and options for the period ended November 30, 2014 and the year ended May 31, 2014 using the assumptions more fully described in Note 6(b) & (c) to the financial statements.

Foreign Currency Translation

Our functional and reporting currency is U.S. dollars. Our consolidated financial statements are translated to U.S. dollars in accordance with ASC 830, "Foreign Currency Matters". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. We have not, to the date of these condensed interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Use of Estimates

The preparation of condensed interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed interim consolidated financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from these estimates.

Going Concern

These condensed interim consolidated financial statements have been prepared on a going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. These condensed interim consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary if we are unable to continue as a going concern.

In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of the condensed interim consolidated financial statements.

At November 30, 2014, the Company had not yet achieved profitable operations and has accumulated losses of $6,998,687 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Results Of Operations

The Company had no operating revenue except interest income of $5,698 for the quarter ended November 30, 2014 compared with interest income of $571 for the quarter ended November 30, 2013. The Company had no operating revenue except interest income of $10,741 and other income of nil for the six months ended November 30, 2014 compared with interest income of $2,210 and other income of $6,026 from the sale of minerals extracted during the work done for the preparation of production for the quarter ended November 30, 2013. The operating loss for the quarter ended November 30, 2014 decreased to $60,508, as compared to $87,568 for the quarter ended November 30, 2013. The operating loss for the six months ended November 30, 2014 decreased to $139,102, as compared to $214,113 for the six months ended November 30, 2013.

Accounting, audit, legal and professional fees decreased by $9,300 for the quarter ended November 30, 2014 when compared to the same period in 2013, and accounting, audit, legal and professional fees increased by $5,991 for the six months ended November 30, 2014 when compared to the same period in 2013.

Foreign exchange gain increased by $5,855 for the three months ended November 30, 2014 when compared to the same period in 2013, while Foreign exchange gain increased by $12,498 for the six months ended November 30, 2014 when compared to the same period in 2013 because of the exchange rate fluctuation among US dollar, Canadian dollar and RMB.

Mineral property costs decreased by $4,601 for the three months ended November 30, 2014 when compared to the same period in 2013, and Mineral property costs decreased by $65,107 for the six months ended November 30, 2014 when compared to the same period in 2013 because developing the Gaoping phosphate property and building the mining facility was paused during the period ended November 30, 2014 since the phosphate market was getting worse.

The Company expects the trend of losses to continue until we can achieve commercial production at the Gaoping phosphate project, of which there can be no assurance as described in Risk Factors.

Liquidity And Working Capital

As of November 30, 2014, the Company had total current assets of $1,571,717 and total current liabilities of $447,091. As of November 30, 2014, the Company had cash totaling $1,534,773, and a working capital surplus of $1,124,626.

Cash used in operating activities for the six months ended November 30, 2014 was $129,275 as compared to cash used in operating activities for the six months ended November 30, 2013 was $184,871.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the OTCQB marketplace under the ticker symbol SGGV. As of November 30, 2014, there were 75,730,341 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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
Date: January 13, 2015

/s/ Richard Shao
Richard Shao, President and Chief Financial Officer
Date: January 13, 2015

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