Form 10-Q
period 2015-02-28
STERLING GROUP VENTURES INC
filed 2015-04-14
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended February 28, 2015.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 13, 2015.

Title of each class	Number of shares
Common Stock, par value $0.001 per share	75,730,341

STERLING GROUP VENTURES, INC.
FORM 10-Q
INDEX

		Page

PART I - FINANCIAL INFORMATION		3

Item 1.	Financial Statements (unaudited)	3

	Unaudited Condensed Interim Consolidated Balance Sheets of Sterling Group Ventures, Inc. at February 28, 2015 and May 31, 2014	3

	Unaudited Condensed Interim Consolidated Statements of Operations for the three months and nine months ended February 28, 2015 and 2014	4

	Unaudited Condensed Interim Consolidated Statements of Changes in Stockholders' Equity for the nine months ended February 28, 2015 and year ended May 31, 2014	5

	Unaudited Condensed Interim Consolidated Statements of Cash Flows for the nine months ended February 28, 2015 and 2014	6

	Notes to the Unaudited Condensed Interim Consolidated Financial Statement	7-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls And Procedures	18

PART II - OTHER INFORMATION		18

Item 1.	Legal Proceedings	18

Item 1A	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		21

Index to Exhibits		22

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STERLING GROUP VENTURES, INC.
CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
February 28, 2015 and May 31, 2014

Stated in U.S. dollars	February 28, 2015	May 31, 2014
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$1,465,929	$1,673,448
GST receivable	4,057	20,116
Prepaid expenses and other receivable	24,364	9,163
Total current assets	1,494,350	1,702,727

Equipment - Note 4	117,929	151,397
Environmental deposit - Note 3(a)	125,948	126,366
Mineral Properties - Note 3(a)	3,148,740	3,148,740
Total Assets	$4,886,967	$5,129,230

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and other accrued liabilities - Note 5	$419,983	$456,564

Deferred income tax liability	732,687	732,687
Total Liabilities	1,152,670	1,189,251

Stockholders' Equity
Common Stock : $0.001 Par Value - Note 6 Authorized : 500,000,000 Issued and Outstanding : 75,730,341 (May 31, 2014: 75,730,341)	75,730	75,730
Additional Paid In Capital - Note 6	10,831,422	10,724,416
Accumulated Other Comprehensive Loss	(582)	(582)
Accumulated deficit	(7,172,273)	(6,859,585)
Total Stockholders' Equity	3,734,297	3,939,979

Total Liabilities and Stockholders' Equity	$4,886,967	$5,129,230

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and nine months ended February 28, 2015 and 2014
(Unaudited)

	Three months ended February 28,		Nine months ended February 28,
Stated in U.S. dollars	2015	2014	2015	2014

Expenses
Accounting, audit, legal and professional fees	$14,187	$19,140	$66,205	$65,167
Bank charges	133	88	501	329
Consulting fees - Note 5	5,424	5,815	17,335	18,333
Depreciation - Note 4	11,189	11,666	33,839	34,707
Filing fees and transfer agent	1,111	1,579	8,179	9,078
General and administrative	614	1,717	1,156	2,384
Mineral property costs - Note 3	36,937	64,765	112,564	205,499
Shareholder information and investor relations	2,025	1,800	6,334	5,574
	(71,620)	(106,570)	(246,113)	(341,071)

Other items
Interest income	4,986	620	15,727	2,830
Finance expense -Note 6 (c)	(107,006)	-	(107,006)	-
Foreign exchange gain	54	3,929	24,704	16,081
Other income - Note 3(a)	-	-	-	6,026
	(101,966)	4,549	(66,575)	24,937

Net loss and Comprehensive loss for the period	$(173,586)	$(102,021)	$(312,688)	$(316,134)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	75,730,341	75,730,341	75,730,341	75,730,341

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the nine months ended February 28, 2015 and year ended May 31, 2014
(Unaudited)

					Deficit
				Accumulated	Accumulated
		Stock	Additional	Other	During The
	Common	Amount At	Paid In	Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Loss	Stage	Total

Balance, May 31, 2013	75,730,341	$75,730	$10,724,416	$(582)	$(6,462,279)	$4,337,285
Net loss for the year	-	-	-	-	(397,306)	(397,306)
Balance, May 31, 2014	75,730,341	$75,730	$10,724,416	$(582)	$(6,859,585)	$3,939,979
Revaluation of share purchase warrants	-	-	107,006	-	-	107,006
Net loss for the period	-	-	-	-	(312,688)	(312,688)
Balance, February 28, 2015	75,730,341	$75,730	$10,831,422	$(582)	$(7,172,273)	$3,734,297

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
CONDENSED INTERIM CONDECONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended February 28, 2015 and 2014
(Unaudited)

	Nine months ended February 28,
Stated in U.S. dollars	2015	2014
Cash flows from operating activities
Net loss for the period	$(312,688)	$(316,134)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	33,839	34,707
Stock based compensation	107,006	-
Foreign exchange	662	241

Changes in non-cash working capital items
GST receivable	16,059	(5,276)
Prepaid expenses and other receivable	(15,420)	14,918
Accounts payable and accrued liabilities	(786)	(782)
Net cash used in operating activities	(171,328)	(272,326)

Cash flows from investing activities
Additions to equipment	(397)	(3,914)
Net cash used in investing activities	(397)	(3,914)

Cash flows from financing activities
Amounts (repaid to) a director	(35,794)	(19,056)
Net cash used in financing activities	(35,794)	(19,056)

Net decrease in cash and cash equivalents	(207,519)	(295,296)
Cash and cash equivalents - beginning of period	1,673,448	2,036,805
Cash and cash equivalents - end of period	$1,465,929	$1,741,509

Supplemental Information :
Cash paid for :
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to consolidated financial statements

Sterling Group Ventures, Inc.
Notes to Condensed Interim Consolidated Financial Statements
February 28, 2015
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

These unaudited condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown as these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company incurred a net loss of $312,688 during the period ended February 28, 2015 and, as at that date, had a cumulative loss of $7,172,273 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

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

Sterling Group Ventures, Inc.
Notes to Condensed Interim Consolidated Financial Statements
February 28, 2015
(Stated in US Dollars)
(Unaudited)

Note 2	Recent Accounting Pronouncements – (cont’d)

•	The amount the reporting entity agreed to pay on the basis of its arrangement among co-obligors.
•	Any additional amounts the reporting entity expects to pay on behalf of its co-obligors.

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
February 28, 2015
(Stated in US Dollars)
(Unaudited)

Note 3	Mineral Properties

A summary of mineral properties costs for the cumulative period from the year ended May 31, 2014 to February 28, 2015 were incurred and accounted for in the consolidated statement of operations as follows:

Gaoping
Phosphate
Summary of mineral property expenditures	Property

Balance, May 31, 2013	$683,622
Administrative	11,583
Consulting fees	34,597
Engineering	50,035
Field supplies	4,513
Recording fees	3,263
Technical reports	36,808
Travel & promotion	27,734
Wages and benefits	69,008
Balance, May 31, 2014	$921,163
Administrative	17,261
Consulting fees	21,273
Engineering	2,184
Travel & promotion	27,113
Wages and benefits	44,733
Balance, February 28, 2015	$1,033,727

a)	Gaoping Phosphate Property

On October 18, 2010, the Company signed two agreements (the "Agreements") with Chenxi County Hongyu Mining Co. Ltd. ("Hongyu") and its shareholders ("Hongyu Shareholders") regarding the Gaoping phosphate mine (the "GP Property") located in Tanjiachang village, Chenxi County, Hunan Province, China and other phosphate resources in Hunan Province. Hongyu holds a business license and a mining permit in the GP Property which is in effect until November 10, 2014. Hongyu has submitted the renewal application for its mining permit and is waiting for the final approval from Bureau of Land Resources of Hunan Province. The Company does not expect any problem with the renewal.

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
February 28, 2015
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

During the three-month and nine-month periods ended February 28, 2015, the Company recorded income of $nil (2014: $nil) and $nil (2014: $6,026) through the sale of minerals extracted during the work done for the preparation of production, respectively. The amount was reported as other income in the consolidated statement of operations.

During the three-month and nine-month periods ended February 28, 2015, the Company incurred mineral property expenditures of $36,937 (2014: $64,765) and $112,564 (2014: $205,499), respectively. As of February 28, 2015, the Company has incurred total mineral property costs of $1,033,727 on this property which have been expensed to the statement of operations as disclosed in the table above.

Sterling Group Ventures, Inc.
Notes to Condensed Interim Consolidated Financial Statements
February 28, 2015
(Stated in US Dollars)
(Unaudited)

Note 4	Equipment

	February 28, 2015			May 31, 2014
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Computer equipment	$14,108	$13,638	$470	$13,716	$13,129	$587
Automobile	59,572	35,362	24,210	59,770	26,452	33,318
Office equipment	3,550	3,512	38	3,562	2,633	929
Machinery	162,758	69,547	93,211	163,298	46,735	116,563
	$239,988	$122,059	$117,929	$240,346	$88,949	$151,397

The depreciation for the period ended February 28, 2015 was $33,839 (2014: $34,707).

Note 5	Related Party Transactions

The Company was charged consulting fees for administrative, corporate, financial, engineering, and management services during the three-month and nine-month periods ended February 28, 2015 totalling $4,927 (2014: $5,473) and $15,817 (2014: $16,975) by companies controlled by a director of the Company respectively.

Included in accounts payable and accrued liabilities is $414,332 (May 31, 2014: $450,126) which was due to companies controlled by the directors for their services provided in previous years.

These transactions were measured at the amount of consideration established and agreed to by the related parties.

Note 6	Capital Stock

a) Capital Stock

There was no share issuance during the nine-month period ended February 28, 2015 or the year ended May 31, 2014.

b) Stock Options

There were no stock options granted during the nine-month period ended February 28, 2015 or the year ended May 31, 2014.

At February 28, 2015, there were 5,200,000 stock options (May 31, 2014: 5,200,000) outstanding and exercisable with an exercise price at $0.25 each expiring on February 3, 2019, with an aggregate intrinsic value of $nil (May 31, 2014: $nil) and a weighted average remaining contractual term of 3.93 years (May 31, 2014: 4.68 years).

c) Share Purchase Warrants

On February 10, 2015, the Board of Directors of Sterling Group Ventures Inc. ("the Company") approved the extension of 3,817,500 Series "A" Share Purchase Warrants (the "A" Warrants) to the earlier of February 17, 2017 or the close of business on the 30th day after a takeover bid for the Company's issued and outstanding share capital has been made by a third party and approved by the shareholders of the Company. The additional fair value of the 3,817,500 extended life Series “A” Share Purchase Warrants was estimated at $11,305 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 183%, risk-free interest rates of 0.25% and expected life of two years, and is included in Finance expense.

Sterling Group Ventures, Inc.
Notes to Condensed Interim Consolidated Financial Statements
February 28, 2015
(Stated in US Dollars)
(Unaudited)

Note 6	Capital Stock – (cont’d)

c) Share Purchase Warrants– (cont’d)

Upon exercise of the Series "A" Share Purchase Warrants at $0.50 each, the holder will receive one Common Share of the Company and a Series "B" Share Purchase Warrant exercisable at $1.00 for another year. The Series "A" Share Purchase Warrants were originally issued pursuant to a private placement commencing in February 2004.

The Board of Directors of the Company also approved the extension of the 20,752,500 Series "D" Share Purchase Warrants (the "D" Warrants) to the earlier of February 17, 2017 or the close of business on the 30th day after a takeover bid for the Company's issued and outstanding share capital has been made by a third party and approved by the shareholders of the Company. The exercise price of the "D" Warrants remains unchanged at $0.15 per share. The Series "D" Share Purchase Warrants were originally issued pursuant to a private placement commencing in December 2010. The additional fair value of the 20,752,500 extended life Series “D” Share Purchase Warrants was estimated at $95,701 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 183%, risk-free interest rates of 0.25% and expected life of two years, and is included in Finance expense.

At February 28, 2015, there were 24,570,000 share purchase warrants (May 31, 2014: 24,570,000) outstanding and exercisable with weighted average exercise price at $0.204.

Series	Number	Price	Expiry Date
"A"	3,817,500	$ 0.50	February 17, 2017
"D"	20,752,500	$ 0.15	February 17, 2017
	24,570,000

Note 7	Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies through amounts held in China in RMB: Cash and cash equivalents $518,812 (May 31, 2014 - $552,742).

The Company is exposed to fluctuations in foreign currencies through amounts held in Canada in CAD: Cash $28,813 (May 31, 2014 - $44,503).

The Company is exposed to fluctuations in foreign currencies through amounts held in Hong Kong in HKD: Cash $139 (May 31, 2014 - $268).

Note 8	Segment Information

The Company operates in Canada and China, with operations in the mineral resources sector. The Company’s assets are allocated to each country as follows:

	February 28, 2015			May 31, 2014
	Canada	China	Total	Canada	China	Total

Cash and cash equivalents	$103,271	$1,362,658	$1,465,929	$182,102	$1,491,346	$1,673,448
Prepaid expense and receivable	6,837	21,584	28,421	20,994	8,285	29,279
Equipment	344	117,585	117,929	119	151,278	151,397
Environmental deposit	-	125,948	125,948	-	126,366	126,366
Mineral properties	-	3,148,740	3,148,740	-	3,148,740	3,148,740
	$110,452	$4,776,515	$4,886,967	$203,215	$4,926,015	$5,129,230

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes for the year ended May 31, 2014, the financial statements and related notes in this Quarterly Report for the period ended February 28, 2015, the risk factors in our 10K for the year ended May 31, 2014, and all of the other information contained elsewhere in this report.

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

Gaoping Phosphate Property

On October 18, 2010, Sterling signed two agreements (the "Agreements") with Chenxi County Hongyu Mining Co. Ltd. ("Hongyu") and its shareholders ("Hongyu Shareholders") regarding the Gaoping phosphate mine (the "GP Property") located in Tanjiachang village, Chenxi County, Hunan Province, China and other phosphate resources in Hunan Province. Hongyu holds a business license and a mining permit in the GP Property which is in effect until November 10, 2014 and covers 42.5 hectares. The mining permit was temporarily extended to February 10, 2015. On January 27, 2015, Hongyu has obtained the approval from Huaihua city of Hunan Province. On January 30, 2015, Hongyu submitted its renewal application to the Bureau of Land Resources of Hunan Province and is currently waiting for final approval however the Company does not expect any problem with the renewal.

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

As a substantial decrease of phosphate rock and phosphate fertilizer market pricing has occurred, Hongyu has halted further exploration and development since August 2013 until the world market prices rebound and has kept the property in care and maintenance mode. Such an action preserves the phosphate rock in situ and saves operating capital while world prices for phosphate rock are in a depressed state. The Company's capital contributions to the project were held to a minimum by its contracting the mining and washing functions to Yichang Baolin Mining Engineering Co. Ltd. The mining permit has been temporarily extended to February 10, 2015.On January 30, 2015, Hongyu submitted its renewal application to the Bureau of Land Resources of Hunan Province which is the final approval authority. Hongyu is currently waiting for final approval from the Bureau of Land Resources of Hunan Province and the Company does not expect any problem with the renewal.

The Company has continued the services of several key employees in China to review other mining properties and opportunities. In pursuit of one such opportunity, Hongyu has obtained a registration code from Customs of People's Republic of China for the import and export business which may afford the Company the opportunity to act as an agent or distributor for the importation and exportation of fertilizer products. Hongyu is also continuously reviewing and looking other opportunities in mining.

As of February 28, 2015, the Gaoping mineral property is still an exploration stage property as it does not yet have proven reserves.

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

Operating results for the nine months ended February 28, 2015 are not necessarily indicative of the results that can be expected for the year ending May 31, 2015.

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

Management reviews the carrying value of mineral properties at least annually and will recognize impairment in value based upon current exploration results, and any impairment or subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations. Mineral property exploration costs are expensed as incurred. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities. As of February 28, 2015, the Company did not have proven or probable ore reserves.

Stock-based Compensation

In accordance with ASC Topic 718-10 compensation expenses are amortized on a straight-line basis over the requisite service period which approximates the vesting period rather than as a reduction of taxes paid. The Company has elected to use the Black-Scholes option pricing model to determine the fair value of options and the extension of the expiry date of share purchase warrants previously granted. The Company has estimated the fair value of share purchase warrants and options for the period ended February 28, 2015 and the year ended May 31, 2014 using the assumptions more fully described in Note 6(b) & (c) to the financial statements.

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

At February 28, 2015, the Company had not yet achieved profitable operations and has accumulated losses of $7,172,273 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Results Of Operations

The Company had no operating revenue except interest income of $4,986 for the quarter ended February 28, 2015 compared with interest income of $620 for the quarter ended February 28, 2014. The Company had no operating revenue except interest income of $15,727 and other income of nil for the nine months ended February 28, 2015 compared with interest income of $2,830 and other income of $6,026 from the sale of minerals extracted during the work done for the preparation of production for the nine months ended February 28, 2014. The operating loss for the quarter ended February 28, 2015 increased to $173,586, as compared to $102,021 for the quarter ended February 28, 2014 mainly due to the increase of finance expense caused by extension of share purchase warrants. The operating loss for the nine months ended February 28, 2015 decreased to $312,688, as compared to $316,134 for the nine months ended February 28, 2014 mainly due to a decrease in mineral property costs.

Accounting, audit, legal and professional fees decreased by $4,953 for the quarter ended February 28, 2015 when compared to the same period in 2014, and increased by $1,038 for the nine months ended February 28, 2015 when compared to the same period in 2014.

Mineral property costs decreased by $27,828 for the three months ended February 28, 2015 when compared to the same period in 2014, and decreased by $92,935 for the nine months ended February 28, 2015 when compared to the same period in 2014 because development of the Gaoping phosphate property and building the mining facility was paused during the period ended February 28, 2015 due to ongoing challenges in the phosphate market.

Finance expense increased by $107,006 for the three and nine months ended February 28, 2015 when compared to the same period in 2014, because of the increased stock-based compensation cost of $107,006, associated with the extension of share purchase warrants during the quarter.

Foreign exchange gain decreased by $3,875 for the three months ended February 28, 2015 when compared to the same period in 2014, and increased by $8,623 for the nine months ended February 28, 2015 when compared to the same period in 2014 because of the exchange rate fluctuation among the US dollar, Canadian dollar and RMB.

The Company expects the trend of losses to continue until we can achieve commercial production at the Gaoping phosphate project, of which there can be no assurance as described in Risk Factors.

Liquidity And Working Capital

As of February 28, 2015, the Company had total current assets of $1,494,350 and total current liabilities of $419,983. As of February 28, 2015, the Company had cash totaling $1,465,929, and a working capital surplus of $1,074,367.

Cash used in operating activities for the nine months ended February 28, 2015 was $171,328 as compared to cash used in operating activities for the nine months ended February 28, 2014 was $272,326.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the OTCQB marketplace under the ticker symbol SGGV. As of February 28, 2015, there were 75,730,341 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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
Date: April 13, 2015

/s/ Richard Shao
Richard Shao, President and Chief Financial Officer
Date: April 13, 2015

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