Form 10-K
period 2015-05-31
STERLING GROUP VENTURES INC
filed 2015-08-28
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

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
Yes [   ]     No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

The aggregate market value of the voting and non-voting share of Common Stock held by non-affiliates of the registrant was approximately $1,086,407 based on the closing trading price for the common equity as of November 28, 2014 (at $0.02).

The number of shares of common stock, par value $0.001 per share, outstanding as of August 26, 2015 was 75,730,341.

Documents incorporated by reference: None.

STERLING GROUP VENTURES INC.
MAY 31, 2015 ANNUAL REPORT ON FORM 10-K

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

PART I

ITEM 1. BUSINESS.

General

We were incorporated in the state of Nevada on September 13, 2001 and established a fiscal year end of May 31. Since our incorporation, we have engaged in the business of mining exploration and development. On January 20, 2004, Sterling completed the acquisition of all of the issued and outstanding shares of Micro Express Ltd. ("Micro"), which was incorporated on July 27, 1994 and engaged in exploration and development of Lithium. Pursuant to the transaction, the Company issued an aggregate of 25,000,000 shares of Sterling's common stock to the stockholders of Micro in exchange for 100% of the outstanding shares of Micro's common stock. The business combination was accounted for as a reverse acquisition whereby the purchase method of accounting was used with Micro being the accounting parent and the Company being the accounting subsidiary. The Company has since terminated the joint venture agreements related to the Lithium projects in 2011 as more fully described herein. On July 8, 2011, Sterling acquired a 90% interest in Chenxi County Hongyu Mining Co. Ltd. ("Hongyu") , and the other 10% of Hongyu was transferred to the nominees of Sterling. Pursuant to the transaction, Sterling issued 10,000,000 shares of its common stock to the existing Hongyu shareholders.

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

Hongyu is a Chinese private mining company with connections and resources in Hunan, China. Hongyu was an inactive company holding a mining permit and a deposit of $122,134 placed with local land administrative bureau for undertaking the restoration of land to its present condition when the lease term expires after the property is mined. Hongyu is interested in exploring, developing and expanding its Phosphate business. Hongyu is the holder of a mining permit (the "Permit") in the GP Property located in Tanjiachang village, Chenxi County, Hunan Province, China. Due to lack of funds, Hongyu was inactive without current operations being conducted. The GP Property is a sedimentary phosphate type deposit. The number of the mining permit is 4300002009116120048322 and it is valid until November 10, 2014. On April 29, 2015, Hongyu obtained the renewal of the mining permit, which is valid until April 2, 2018. The area covered by the Permit is 0.4247 km2 (42.47 hectares). The mining permit allows initial production up to 100,000 tonnes of phosphate rock per year.

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

As of May 31, 2015, the Gaoping mineral property is still an exploration stage property as it does not yet have proven reserves.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the OTCQB marketplace under the ticker symbol SGGV. As of May 31, 2015, there were 75,730,341 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

Need for Additional Financing

The Company believes it has sufficient capital to meet its needs for at least the next 12 months, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. However, if losses continue, it may have to seek loans or equity placements to cover longer-term cash needs to continue operations and expansion.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover operation expenses.

If future operations are unprofitable, the Company will be forced to develop another line of business, or to finance its operations through the sale of assets it has, or enter into the sale of stock for additional capital, none of which may be feasible when needed. The Company has no specific management ability or financial resources or plans to enter any other business as of this date.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

Gaoping Phosphate Property

Gaoping Phosphate Property which is surrounded by Tanjiachang Phosphate Exploration Concession is located in NEE 80°direction of Chenxi County town with distance 38 km and is under jurisdiction of Tanjiachang village, Chenxi county of Hunan Province.

Geographical coordinates of mining permit’s ranges:
Longitude East 110°26 ′15 ″~110°27 ′05″, Latitude North 28°01 ′49″~28°03′14″.

Geological coordinates of Tanjiachang Phosphate Exploration Concession’s ranges:
Longitude East 110° 25 ′15 ″~ 110° 30 ′00″, Latitude North 28°00 ′00″~28° 07′30″. The area is about 32 km2.

The location of the property is shown in the following map.

The property is located in Hunan Province in South Eastern China some 250 kilometers west of the Provincial Capital of Changsha and 120 kilometers north east of the regional center of Huaihua and 38 kilometers east of the County seat at Chenxi. There are several flights per day into Changsha from Beijing or Shanghai and three flights per week into Huaihua. Several daily bus schedules are available from Changsha to Huaihua and Chenxi. Huaihua is a city of about six million people. The County of Chenxi has a population of five million and the city of Chenxi is the county seat. Chenxi has no air service and is quite agrarian in its culture. Currently high speed trains are available in Huaihua city.

The Gaoping Phosphate property consists of a mining permit outlined by the following UTM Coordinates:

1. X=3102000 Y=37444690	2. X=3102985 Y=37444925
3. X=3103920 Y=37445430	4. X=3104210 Y=37445300
5. X=3104593 Y=37445604	6. X=3104555 Y=37445715
7. X=3104215 Y=37445465	8. X=3103910 Y=37445600
9. X=3102915 Y=37445065	10. X=3102000 Y=37444850

The Gaoping mining permit was issued on November 10, 2009 and valid until November 10, 2014. On April 29, 2015, Hongyu obtained the renewal of the mining permit, which is valid until April 2, 2018. The number of the permit is 4300002009116120048322. The permit is 0.4247 km2 and the elevation is from +600 m to +510m. These 10 boundary points of Gaoping mining permit are surveyed by official land surveyors.

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

As of May 31, 2015, the Company has incurred mineral property costs of $1,074,701 on the Gaoping Phosphate property.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is traded on the OTCQB Marketplace under the symbol "SGGV". The table below sets forth the high and low sales prices for the Company's common stock for the fiscal years ended May 31, 2014 & 2015. The quotations below reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Quarter Ended	High ($)	Low ($)

August 31, 2013	0.09	0.06

November 30, 2013	0.13	0.07

February 28, 2014	0.08	0.03

May 31, 2014	0.08	0.03

August 31, 2014	0.06	0.02

November 30, 2014	0.02	0.01

February 28, 2015	0.02	0.01

May 31, 2015	0.03	0.01

Pacific Stock Transfer Company is the registrar and transfer agent for our common shares, and is located at 6725 Via Austi Pkwy, Suite 300 Las Vegas, NV 89119 (Telephone: (702) 361-3033; Facsimile: (702) 433-1979).

On August 26, 2015, we had 75,730,341 shares of common stock outstanding and we had approximately 50 stockholders of record plus common shares held by brokerage clearing houses, depositories or other entity.

Dividend Policy

We currently intend to retain all future earnings to fund the development and growth of our business. We have not paid dividends on our common stock and do not anticipate paying cash dividends in the immediate future. We did not repurchase any of our equity securities and have not adopted a stock repurchase program.

Recent Sales of Unregistered Securities

None

Equity Compensation Plan Information

On February 3, 2004, the Board of Directors of the Company approved the 2004 Stock Option Plan, which was also approved at the Company’s Annual Meeting of Shareholders on January 17, 2005, and registered on May 12, 2004. Pursuant to the stock option plan, the number of shares that may be issued under the plan may not exceed 15% of the issued and outstanding shares of the company. As of May 31, 2015, 15% of the issued and outstanding shares of the Company were 11,359,551.

On April 27, 2011, the Company granted 4,700,000 stock options to directors, officers and consultants at an exercise price of $0.25 each expiring on February 3, 2019. The options were vested immediately.

On November 3, 2011, the Company granted 500,000 stock options to a consultant at an exercise price of $0.25 each expiring on February 3, 2019. The options were vested immediately.

At May 31, 2015, there were 5,200,000 stock options outstanding with an exercise price at $0.25 each expiring on February 3, 2019. The option plan was approved by the shareholders of the Company.

Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
5,200,000	$0.25	6,159,551

Share Purchase Warrants

As of May 31, 2015, the Company has a total of 3,817,500 and 20,752,500 Series "A" and "D" share purchase warrants outstanding, respectively.

Each Series “A” warrant entitles the holder thereof the right to purchase one common share at $0.50 per share expiring on the earlier of:

1)	February 17, 2015; or
2)	The 30th day after the day on which the weighted average trading price of the Company's shares exceeds $0.80 per share for 20 consecutive trading days.

Upon exercise of the Series "A" Share Purchase Warrant at $0.50 each, the holder will receive one Common Share of the Company and a Series "B" Share Purchase Warrant exercisable at $1.00 expiring one year after the occurrence of either (1) or (2) as described above.

On February 10, 2015, the Company re-extended the expiry date of 3,817,500 Series "A" share purchase warrants from February 17, 2015 to the earlier of February 17, 2017 or the close of business on the 30th day after a takeover bid for the Company's issued and outstanding share capital has been made by a third party and approved by the shareholders of the Company. Upon exercise of the Series "A" Share Purchase Warrants at $0.50 each, the holder will receive one Common Share of the Company and a Series "B" Share Purchase Warrant exercisable at $1.00 for another year.

On February 10, 2015, the Company re-extended the expiry date of the 20,752,500 Series "D" Share Purchase Warrants (the "D" Warrants) from February 17, 2015 to the earlier of February 17, 2017 or the close of business on the 30th day after a takeover bid for the Company's issued and outstanding share capital has been made by a third party and approved by the shareholders of the Company. The exercise price of the "D" Warrants remains unchanged at $0.15 per share.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The information presented here should be read in conjunction with Sterling Group Venture Inc.'s financial statements and other information included in this Form 10-K. When used in this Form 10-K, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. .

Overview

Sterling is a mining company, and its objective is to become a recognized leader in mineral property acquisition, exploration, development and production.

On October 18, 2010, Sterling signed two agreements (the "Agreements") with Chenxi County Hongyu Mining Co. Ltd. ("Hongyu") and its shareholders ("Hongyu Shareholders") regarding the Gaoping phosphate mine (the "GP Property") located in Tanjiachang village, Chenxi County, Hunan Province, China and other phosphate resources in Hunan Province. Hongyu holds a business license and a mining permit in the GP Property which is in effect until November 10, 2014 and covers 42.5 hectares. On April 29, 2015, Hongyu obtained the renewal of the mining permit, which is valid until April 2, 2018.

The Agreements required an investment company to be incorporated in Hong Kong (the "Investment Company") which is to be owned 20% by the Hongyu Shareholders and 80% by Sterling. On October 13, 2010, the Investment Company was incorporated in Hong Kong under the name Silver Castle Investments Ltd. ("Silver Castle"). Silver Castle acquired 90% of Hongyu with the other 10% of Hongyu transferred to the nominees of Sterling. Upon completion of this acquisition, Hongyu became a Hong Kong / China joint venture company. Sterling received all required approvals from Chinese authorities for the completion of its acquisition of Hongyu pursuant to the Agreements dated October 18, 2010. Sterling paid a total RMB 2,000,000 ($310,438) to the Hongyu Shareholders with RMB 200,000 (US$30,934) paid as down payment on December 14, 2010 and the remaining RMB1,800,000 ($279,504) paid on July 8, 2011 for completion of the transaction.

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

Hongyu applied to local government for halting further development until market rebound. Hongyu received the approval for such application from Supervision and Management Bureau for Safety Operation of Chenxi County on February 26, 2014.

Results of Operations

The Company had no operating revenue except interest income of $21,017 for the year ended May 31, 2015 compared with interest income of $8,124 and other income of $6,015 from sale of phosphate rock extracted during the work done for the preparation of production for the year ended May 31, 2014. The comprehensive loss decreased to $370,332 for the year ended May 31, 2015, as compared to $397,306 for the year ended May 31, 2014 mainly due to the decreased mineral property cost of $153,538 which offset the non-cash stock-based compensation expenses of $107,006 for year ended May 31, 2015 due to the extension of Series "A" and "D" warrants.

Finance expense increased by $107,006 for the year ended May 31, 2015 when compared to the year ended May 31, 2014. This mainly related to the stock-based compensation increasing to $107,006 in the year ended May 31, 2015 compared with stock-based compensation of $Nil in the year ended May 31, 2014. The stock-based compensation arose due to the extension of share purchase warrants during the year ended May 31, 2015.

Accounting, audit, legal and professional fees decreased by $2,206 for the year ended May 31, 2015 when compared to the year ended May 31, 2014.

Foreign exchange gain increased by $36,056 for the year ended May 31, 2015 when compared to the year ended May 31, 2014, because of the exchange rate fluctuation among US dollar, Canadian dollar and RMB.

Mineral property costs decreased by $84,003 for the year ended May 31, 2015 when compared to the year ended May 31, 2014, because developing the Gaoping phosphate property and building the mining facility was paused during the period ended May 31, 2015 due to ongoing challenges on the phosphate market.

The Company expects the trend of losses to continue until we can achieve commercial production at the Gaoping phosphate project, of which there can be no assurance as described in Risk Factors.

Liquidity and Working Capital

As of May 31, 2015 the Company had total current assets of $1,445,871, and total current liabilities of $420,973. As of May 31, 2015, the Company had cash of $1,433,109 and working capital of $1,024,898. A balance of approximately $1,233,000 of cash is held on deposit in China as at May 31, 2015. As well, the Company has the ability to repatriate its cash held on deposit in China.

Cash used in operating activities for the year ended May 31, 2015 was $204,966 as compared with $345,529 for the year ended May 31, 2014. The decrease in cash used in operating activities for the year ended May 31, 2015 was primarily due to the decrease of mineral property cost.

The Company has no other capital resources other than the ability to use its common stock to raise additional capital or the exercise of the warrants by the unit holders. If all warrants outstanding are exercised, the Company will receive approximately $5 million in cash. The Company's current cash can meet its needs for at least the next 12 months. The cash will be mainly used for mining property exploration and development, general administrative, corporate (accounting, audit, and legal), financing and management.

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

Off-Balance Sheet Arrangements

As of May 31, 2015, we were not involved in any form of off-balance sheet arrangement.

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

Management reviews the carrying value of mineral properties at least annually and will recognize impairment in value based upon current exploration results, and any impairment or subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations. Mineral property exploration costs are expensed as incurred. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities. As at May 31, 2015 and 2014, the Company did not have proven or probable ore reserves.

Stock-based Compensation

On June 1, 2006, the Company accounts for stock-based compensation in accordance with ASC Topic 718-10, Compensation - Stock Compensation – Overall.

In accordance with ASC 718-10, the compensation expense is amortized on a straight- line basis over the requisite service period which approximates the vesting period. ASC Topic 718-10 requires excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid. The Company has elected to use the Black-Scholes option pricing model to determine the fair value of options and the extension of the expiry date of share purchase warrants previously granted. The Company has estimated the fair value of share purchase warrants and options for the years ended May 31, 2015 and 2014 using the assumptions more fully described in Note 6 (c) to the financial statements.

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

Going Concern

The Company's financial statements have been prepared on a going concern basis which assumes that adequate sources of financing will be obtained as required, and that our assets will be realized and liabilities settled in the ordinary course of business. These consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary if we are unable to continue as a going concern.

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

At May 31, 2015, the Company had not yet achieved profitable operations and has accumulated losses of $7,229,917 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Sterling is involved in the development of Phosphate in Hunan, China. The projects are not yet commercial and have not reached profitability.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the U.S. Dollar, we conduct our business in Chinese Yuan (RMB) and Canadian Dollar and, therefore, are subject to foreign currency exchange risk on cash flows related to expenses and investing transactions. In July 2005, the Chinese government began to permit the Chinese Yuan to float against the U.S. Dollar. All of our costs to operate our Chinese project are paid in Chinese Yuan and all of our costs to operate our principal executive office in Canada are paid in Canadian dollar. Our exploration costs in China may be incurred under contracts denominated in Chinese Yuan or U.S. Dollars. If the Chinese Yuan continues to appreciate with respect to the U.S. Dollar, our costs in China may increase. If the Canadian Dollar continues to appreciate with respect to the U.S. Dollar, our costs in Canada may increase and vice versa. To date we have not engaged in hedging activities to hedge our foreign currency exposure. In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk. If the exchange rate increased by 10% , it is estimated that our costs would have been approximately $28,000 lower in the year ended May 31, 2015. If the exchange rate were 10% lower during the fiscal year, our costs would increase by approximately $34,000.

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
Vancouver BC V6C 3L2 Canada

Report of Independent Registered Public Accounting Firm

To the Stockholders of Sterling Group Ventures, Inc.

We have audited the accompanying consolidated balance sheets of Sterling Group Ventures, Inc. (the "Company") and its subsidiaries as of May 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Group Ventures, Inc. and its subsidiaries as of May 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred a net loss of $370,332 during the year ended May 31, 2015 and has a cumulative deficit of $7,229,917 and expects to incur further losses in the development of its business. These factors, along with other matters as set forth in Note 1, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ "BDO Canada LLP"

Chartered Professional Accountants

August 27, 2015
Vancouver, BC Canada

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

STERLING GROUP VENTURES, INC.
CONSOLIDATED BALANCE SHEETS
May 31, 2015 and 2014

Stated in U.S. dollars	May 31, 2015	May 31, 2014

ASSETS

Current Assets
Cash and cash equivalents	$1,433,109	$1,673,448
GST receivable	4,888	20,116
Prepaid expenses and other receivable	7,874	9,163
Total current assets	1,445,871	1,702,727

Equipment - Note 4	108,309	151,397
Environmental deposit - Note 3(a)	127,393	126,366
Mineral Properties - Note 3(a)	3,148,740	3,148,740
Total Assets	$4,830,313	$5,129,230

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and other accrued liabilities - Note 5	$420,973	$456,564

Deferred income tax liability	732,687	732,687
Total Liabilities	1,153,660	1,189,251

Stockholders' Equity
Common Stock : $0.001 Par Value - Note 6 Authorized : 500,000,000 Issued and Outstanding : 75,730,341 (May 31, 2014: 75,730,341)	75,730	75,730
Additional Paid In Capital - Note 6	10,831,422	10,724,416
Accumulated Other Comprehensive Loss	(582)	(582)
Accumulated deficit	(7,229,917)	(6,859,585)
Total Stockholders' Equity	3,676,653	3,939,979

Total Liabilities and Stockholders' Equity	$4,830,313	$5,129,230

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended May 31, 2015 and 2014

	Year ended May 31,
Stated in U.S. dollars	2015	2014

Expenses
Accounting, audit, legal and professional fees	$76,334	$78,540
Bank charges	636	401
Consulting fees - Notes 5	22,750	24,477
Depreciation - Note 4	44,777	46,111
Filing fees and transfer agent	9,752	11,146
General and administrative	1,161	2,058
Mineral property costs - Note 3	153,538	237,541
Shareholder information and investor relations	8,359	7,374
Travel and entertainment	-	705
	(317,307)	(408,353)

Other items
Interest income	21,017	8,124
Finance expense - Note 6 (c)	(107,006)	-
Foreign exchange gain(loss)	32,964	(3,092)
Other income - Note 3(a)	-	6,015
	(53,025)	11,047

Net loss and Comprehensive loss for the year	$(370,332)	$(397,306)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average number of shares outstanding	75,730,341	75,730,341

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the years ended May 31, 2015 and 2014

					Deficit
				Accumulated	Accumulated
		Stock	Additional	Other	During The
	Common	Amount At	Paid In	Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Loss	Stage	Total

Balance, May 31, 2013	75,730,341	$75,730	$10,724,416	$(582)	$(6,462,279)	$4,337,285

Net loss for the year	-	-	-	-	(397,306)	(397,306)

Balance, May 31, 2014	75,730,341	$75,730	$10,724,416	$(582)	$(6,859,585)	$3,939,979

Revaluation of share purchase warrants	-	-	107,006	-	-	107,006

Net loss for the year	-	-	-	-	(370,332)	(370,332)

Balance, May 31, 2015	75,730,341	$75,730	$10,831,422	$(582)	$(7,229,917)	$3,676,653

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended May 31, 2015 and 2014

	Year ended May 31,
Stated in U.S. dollars	2015	2014
Cash flows from operating activities
Net loss for the year	$(370,332)	$(397,306)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	44,777	46,111
Stock based compensation	107,006	-
Foreign exchange	(2,388)	5,070

Changes in non-cash working capital items
GST receivable	15,228	(6,169)
Prepaid expenses and other receivable	1,358	15,202
Accounts payable and accrued liabilities	(615)	(8,437)
Net cash used in operating activities	(204,966)	(345,529)

Cash flows from investing activities
Additions to equipment	(397)	(3,895)
Net cash used in investing activities	(397)	(3,895)

Cash flows from financing activities
Amounts (repaid to) a director	(34,976)	(13,933)
Net cash used in financing activities	(34,976)	(13,933)

Net decrease in cash and cash equivalents	(240,339)	(363,357)
Cash and cash equivalents - beginning of the year	1,673,448	2,036,805
Cash and cash equivalents - end of the year	$1,433,109	$1,673,448

Supplemental Information :
Cash paid for :
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to consolidated financial statements

Sterling Group Ventures, Inc.
Notes to Consolidated Financial Statements
May 31, 2015
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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown as these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company incurred a net loss of $370,332 during the year ended May 31, 2015 and, as at that date, had a cumulative loss of $7,229,917 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

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

Sterling Group Ventures, Inc.
Notes to Consolidated Financial Statements
May 31, 2015
(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies - (cont’d)

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

Mineral Properties

Costs of acquiring mineral properties are capitalized by the project area (Note 3(a)). Costs to maintain mineral rights and leases are expensed as incurred. When a property reaches the production state, the related capitalized costs are amortized using the unit of production method on the basis of annual estimates of ore reserves. Management reviews the carrying value of mineral properties at least annually and will recognize impairment in value based upon current exploration results, and any impairment or subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations. Mineral property exploration costs are expensed as incurred. Exploration activities conducted jointly with others are reflected at the Company’s proportionate interest in such activities. As at May 31, 2015 and 2014, the Company did not have proven or probable ore reserves.

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

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation. The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. No asset retirement obligation was required to be recognized at May 31, 2015 and 2014.

Sterling Group Ventures, Inc.
Notes to Consolidated Financial Statements
May 31, 2015
(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies - (cont’d)

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

ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties accrued on unrecognized tax benefits within general and administrative expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in general and administrative expenses in the period that such determination is made. The tax returns for fiscal 2011 through 2015 are subject to audit or review by the US tax authority, where as fiscal 2007 through 2015 are subject to audit or review by the Canadian tax authority.

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

Sterling Group Ventures, Inc.
Notes to Consolidated Financial Statements
May 31, 2015
(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies - (cont’d)

Fair Value of Financial Instruments - (cont’d)

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

The Company did not have any assets or liabilities stated at fair value utilizing Level 1, Level 2 or Level 3 inputs as at May 31, 2015 or 2014.

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

Basic Loss per Share

The Company reports basic loss per share in accordance with the ASC Topic 260-10, “Earnings Per Share - Overall”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back any convertible preferred dividend and the after-tax amount of interest in the period associated with any convertible debt. The numerator is also adjusted for any other changes in income or loss that would result from the assumed conversion of these potential common shares. Common share equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net loss position at the calculation date. At May 31, 2015, the Company had 29,770,000 (2014 - 29,770,000) common share equivalents in respect to options and warrants. Because the Company incurred a loss, the dilutive impact of the outstanding options and warrants have been excluded as the impact would be anti-dilutive.

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions in Canada, Hong Kong and China. As of May 31, 2015, the Company’s maximum exposure to credit risk is the carrying value of the Company’s cash, and other receivables. The market in China is monitored by the central government, which could impose taxes or restrictions at any time which would make operations unprofitable and infeasible and cause a write-off of investment in the mineral properties. Other factors include political policy on foreign ownership, political policy to open the doors to foreign investors, and political policy on mineral claims and metal prices.

Comprehensive Loss

The Company reports comprehensive income (loss) in accordance with ASC Topic 220-10, “Comprehensive Income - Overall”. Comprehensive loss is comprised of foreign currency translation adjustments.

Sterling Group Ventures, Inc.
Notes to Consolidated Financial Statements
May 31, 2015
(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies - (cont’d)

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

The Company has elected to use the Black-Scholes option pricing model to determine the fair value of the options and the extension of the expiry dates of share purchase warrants previously granted. The Company has estimated the fair value of the options and share purchase warrants for the years ended May 31, 2015 and May 31, 2014 using the assumptions more fully described in Note 6(b) and (c).

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

Sterling Group Ventures, Inc.
Notes to Consolidated Financial Statements
May 31, 2015
(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies - (cont’d)

Recent Accounting Pronouncements - (cont’d)

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

Sterling Group Ventures, Inc.
Notes to Consolidated Financial Statements
May 31, 2015
(Stated in US Dollars)

Note 3	Mineral Properties

A summary of mineral properties costs for the cumulative period from the years ended May 31, 2015 and 2014 were incurred and accounted for in the consolidated statement of operations as follows:

Phosphate
Summary of mineral property expenditures	Property

Balance, May 31, 2013	$683,622
Administrative	11,583
Consulting fees	34,597
Engineering	50,035
Field supplies	4,513
Recording fees	3,263
Technical reports	36,808
Travel & promotion	27,734
Wages and benefits	69,008
Balance, May 31, 2014	$921,163
Administrative	17,682
Consulting fees	28,307
Engineering	2,181
Mining permit	12,925
Travel & promotion	32,857
Wages and benefits	59,586
Balance, May 31, 2015	$1,074,701

a)	Gaoping Phosphate Property

On October 18, 2010, the Company signed two agreements (the "Agreements") with Chenxi County Hongyu Mining Co. Ltd. ("Hongyu") and its shareholders ("Hongyu Shareholders") regarding the Gaoping phosphate mine (the "GP Property") located in Tanjiachang village, Chenxi County, Hunan Province, China and other phosphate resources in Hunan Province. Hongyu holds a business license and a mining permit in the GP Property which is in effect until November 10, 2014. On April 29, 2015, Hongyu obtained the renewal of the mining permit, which is valid until April 2, 2018.

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

Sterling Group Ventures, Inc.
Notes to Consolidated Financial Statements
May 31, 2015
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

During the year ended May 31, 2015, the Company recorded income of $nil (2014: $6,015) through the sale of minerals extracted during the work done for the preparation of production, respectively. The amount was reported as other income in the consolidated statement of operations.

During the year ended May 31, 2015, the Company incurred mineral property expenditures of $153,538 (2014: $237,541). As of May 31, 2015, the Company has incurred total mineral property costs of $1,074,701 on this property which have been expensed to the statement of operations as disclosed in the table above.

Sterling Group Ventures, Inc.
Notes to Consolidated Financial Statements
May 31, 2015
(Stated in US Dollars)

Note 4	Equipment

	May 31, 2015			May 31, 2014
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Computer equipment	$14,126	$13,809	$317	$13,716	$13,129	$587
Automobile	60,256	38,801	21,455	59,770	26,452	33,318
Office equipment	3,590	3,590	-	3,562	2,633	929
Machinery	164,625	78,088	86,537	163,298	46,735	116,563
	$242,597	$134,288	$108,309	$240,346	$88,949	$151,397

The depreciation for the year ended May 31, 2015 was $44,777 (2014: $46,111).

Note 5	Related Party Transactions

The Company was charged consulting fees for administrative, corporate, financial, engineering, and management services during the year ended May 31, 2015 totalling $20,728 (2014: $22,451) by companies controlled by a director of the Company.

Included in accounts payable and accrued liabilities is $415,150 (May 31, 2014: $450,126) which was due to companies controlled by the directors for their services provided in previous years.

These transactions were measured at the amount of consideration established and agreed to by the related parties.

Note 6	Capital Stock

a) Capital Stock

There was no share issuance during the years ended May 31, 2015 and 2014.

b) Stock Options

There was no stock option granted during the years ended May 31, 2015 and 2014.

At May 31, 2015, there were 5,200,000 stock options (May 31, 2014: 5,200,000) outstanding and exercisable with an exercise price at $0.25 each expiring on February 3, 2019, with an aggregate intrinsic value of $nil (May 31, 2014: $nil) and a weighted average remaining contractual term of 3.68 years (May 31, 2014: 4.68 years).

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

Sterling Group Ventures, Inc.
Notes to Consolidated Financial Statements
May 31, 2015
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

At May 31, 2015, there were 24,570,000 share purchase warrants (May 31, 2014: 24,570,000) outstanding and exercisable with weighted average exercise price at $0.204.

Series	Number	Price	Expiry Date
"A"	3,817,500	$0.50	February 17, 2017
"D"	20,752,500	$0.15	February 17, 2017
	24,570,000

Note 7	Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies through amounts held in China in RMB: Cash and cash equivalents $465,187 (May 31, 2014 - $552,742).

The Company is exposed to fluctuations in foreign currencies through amounts held in Canada in CAD: Cash $3,076 (May 31, 2014 - $44,503).

The Company is exposed to fluctuations in foreign currencies through amounts held in Hong Kong in HKD: Cash $110 (May 31, 2014 - $268).

Note 8	Segment Information

The Company operates in Canada and China, with operations in the mineral resources sector. The Company’s assets are allocated to each country as follows:

		May 31, 2015			May 31, 2014
	Canada	China	Total	Canada	China	Total

Cash and cash equivalents	$174,003	$1,259,106	$1,433,109	$182,102	$1,491,346	$1,673,448
Prepaid expense and receivable	5,638	7,124	12,762	20,994	8,285	29,279
Equipment	286	108,023	108,309	119	151,278	151,397
Environmental deposit	-	127,393	127,393	-	126,366	126,366
Mineral properties	-	3,148,740	3,148,740	-	3,148,740	3,148,740
	$179,927	$4,650,386	$4,830,313	$203,215	$4,926,015	$5,129,230

Sterling Group Ventures, Inc.
Notes to Consolidated Financial Statements
May 31, 2015
(Stated in US Dollars)

Note 9	Deferred Tax Assets

The Company's income tax expense for the years ended May 31, 2015 and 2014 differs from the statutory rates as follows:

	2015	2014

Statutory tax rate	35%	35%

Loss before income taxes	$(370,332)	$(397,306)

Statutory rate applied to loss before income taxes	(129,600)	(139,100)
Foreign income taxed at other than US statutory rates	3,600	20,100
Other	-	1,500
Permanent difference	52,500	-
Change in valuation allowance	73,500	117,500
Income tax expense/(recovery)	$-	$-

The significant components of the Company’s deferred tax assets and liabilities are approximately as follows:

	2015	2014
Deferred tax assets
Equipment	$26,400	$15,200
Stock based compensation	1,096,800	1,096,800
Net operating losses	961,600	897,500
Deferred tax assets	2,084,800	2,009,500
Valuation allowance	(2,084,800)	(2,009,500)
Net deferred tax asset	-	-
Deferred tax liabilities:
Mineral property	(732,700)	(732,700)
Net deferred tax liability	$(732,700)	$(732,700)

At May 31, 2015, the Company has incurred accumulated net operating losses totaling approximately $3,016,000 (2014: $2,796,000) which are available to reduce taxable income in future taxation years. If not utilized to reduce future taxable income, the Company’s net operating loss carryforwards will start to expire in 2023.

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

b.             Management's Report on Internal Control over Financial Reporting

The Company's management, including our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief financial officers and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of their inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of the design and operation of the Company's internal controls over financial reporting based on certain criteria established in Internal Control - Integrated Framework (1992 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting is effective as of May 31, 2015.

c.             Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting identified in connection with the Company's evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange act that during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected / Appointed
Richard Shao	President, Director, CFO	52	January 21, 2004
Christopher Tsakok	Chairman of the Board, CEO	35	July 18, 2014
Gerald Runolfson	Director	73	April 5, 2004
Robert Smiley	Director	71	June 6, 2007

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

Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of Mr. Christopher Tsakok, Mr. Richard Shao and Mr. Robert Smiley. Mr. Christopher Tsakok qualifies as an "audit committee financial expert" as defined in Item 407(5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. During the year ended May 31, 2015, the audit committee met six times. A copy of our audit committee charter is filed as an exhibit to the Form 10-K on August 28, 2009.

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

ITEM 11. EXECUTIVE COMPENSATION

(a) Officers' Compensation.

Compensation paid by the Company for all services provided up to the fiscal years ended May 31, 2014 and 2015 to each of the executive officers and to all officers as a group is set forth below.

SUMMARY COMPENSATION TABLE OF EXECUTIVES
(For fiscal years ended May 31, 2014 and 2015)

		Cash Compensation			Security Grants	TOTAL ($)
Name and Principal Position	Year ended May 31,	Salary ($) (1)	Bonus ($)	All Other Compensation ($) (2)	Option Awards ($)(3)
Richard Shao President	2014	0	0	0	0	0
	2015	0	0	0	0	0
Christopher Tsakok Chairman & CEO	2014	0	0	0	0	0
	2015	0	0	0	0	0
Kathy Wang Secretary	2014	0	0	22,451	0	22,451
	2015	0	0	20,728	0	20,728
Officers as A Group	2014	0	0	22,451	0	22,451
	2015	0	0	20,728	0	20,728

(1)	Executive officers did not receive any salary during the fiscal years ended May 31, 2014 or 2015.
(2)	The amounts listed under the Column entitled “All other Compensation” in the “Summary Compensation Table” related to consulting fees earned during the period reported.
(3)	Please refer Note 6(b) to the financial statements included herein.

(b) Directors' Compensation

Directors who are also officers receive no cash compensation for services as a director. However, the directors will be reimbursed for out-of-pocket expenses incurred in connection with attendance at board and committee meetings. The Company granted options to directors under its 2004 Incentive Stock Option Plan subsequently adopted.

SUMMARY COMPENSATION TABLE OF DIRECTORS
(For fiscal years ended May 31, 2014 and 2015)

		Cash Compensation			Security Grants		TOTAL ($)
Name and Principal Position	Year ended May 31,	Annual Retainer Fees ($)	Meeting Fees ($)	Consulting Fees/ Other Fees ($)	Option Awards ($)(1)	All Other Compensation ($)
Christopher Tsakok Director	2014	0	0	0	0	0	0
	2015	0	0	0	0	0	0
Richard Shao Director	2014	0	0	0	0	0	0
	2015	0	0	0	0	0	0
Gerald Runolfson Director	2014	0	0	0	0	0	0
	2015	0	0	0	0	0	0
Robert G. Smiley Director	2014	0	0	0	0	0	0
	2015	0	0	0	0	0	0
Directors as a Group	2014	0	0	0	0	0	0
	2015	0	0	0	0	0	0

(1)        Please refer Note 6(b) to the financial statements included herein.

During the year ended May 31, 2011, we granted 3,100,000 stock options to our directors or officers. The options are granted at an exercise price of $0.25 per share and expiring on February 3, 2019.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
(For fiscal years ended May 31, 2015)

Name	Number of securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Unvested Shares (#)	Market Value of Unvested Shares ($)	Number of Unearned Unvested Shares (#)	Market Value of Unearned Unvested Shares ($)
Richard Shao President	800,000	0	0	$0.25	Feb 3, 2019	0	0	0	0
Christopher Tsakok Chairman	300,000	0	0	$0.25	Feb 3, 2019	0	0	0	0
Kathy Wang Secretary	300,000	0	0	$0.25	Feb 3, 2019	0	0	0	0
Gerald Runolfson Director	600,000	0	0	$0.25	Feb 3, 2019	0	0	0	0
Robert G. Smiley Director	600,000	0	0	$0.25	Feb 3, 2019	0	0	0	0
Total	2,600,000	0	0			0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 26, 2015, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated. As of August 26, 2015, there were 75,730,341 common shares issued and outstanding.

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

(1)	The address of each beneficial owner is 802 – 1067 Marinaside Cr., Vancouver, BC V6Z 3A4 Canada

(2)

Based on 75,730,341 shares outstanding as of August 26, 2015 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

(3)	15,000,000 common shares held through Cobilco Inc., a company 100% owned by Mr. Raoul Tsakok.

(4)	Includes 800,000 common shares and 300,000 “A” warrants, and 300,000 “B” warrants held through Elkon Products Inc., a company 100% owned by Mr. Runolfson

(5)	Includes 800,000 stock options.

(6)	Includes 600,000 stock options.

(7)	Includes 300,000 stock options.

Changes in Control

As of August 26, 2015, management had no knowledge of any arrangements which may at a subsequent date result in a change in control of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

BDO Canada LLP ("BDO") provided audit services to the Company in connection with its annual report for the fiscal years ended May 31, 2015 and May 31, 2014. The aggregate fees billed by BDO for the May 31, 2015 year ended audit and the fiscal year 2015 quarterly reviews of the Company was $57,270. The aggregate fees billed by BDO for the May 31, 2014 year ended audit and the fiscal year 2014 quarterly reviews of the Company was $57,001.

Audit Related Fees

No fees were billed by BDO to the Company for professional services that are reasonably related to the audit or review of the Company's financial statements.

Tax Fees

No fees were billed by BDO to the Company in the years ended May 31, 2015 and 2014 for professional tax services.

All Other Fees

No fees were billed by BDO to the Company for other professional services rendered or any other services not disclosed above during the years ended May 31, 2015 and 2014.

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

A list of the exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index beginning on page 41 of this report. Those exhibits incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. Otherwise, the exhibits are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING GROUP VENTURES INC.

By:	/s/ Christopher Tsakok
Christopher Tsakok
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 27, 2015

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher Tsakok
Christopher Tsakok	Chairman and Chief Executive Officer	August 27, 2015
(Principal Executive Officer)
/s/ Richard Shao
Richard Shao	President and Chief Financial Officer	August 27, 2015

/s/ Robert Smiley
Robert Smiley	Director	August 27, 2015

/s/ Gerald Runolfson
Gerald Runolfson	Director	August 27, 2015

Index of Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of the Company, (filed as Exhibit 3.1 to the Company's Registration Statement on Form SB-2 filed on July 26, 2002, and incorporated herein by reference).
3.2	Bylaws of the Company (filed as Exhibit 3.2 to the Company's Registration Statement on Form SB-2 filed on July 26, 2002, and incorporated herein by reference).
4.1	Specimen stock certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form SB-2 filed on July 26, 2002, and incorporated herein by reference).
10.1	Acquisition Agreement between the Company and Micro Express Ltd., dated January 20, 2004. (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on January 29, 2004, and incorporated herein by reference).
10.2	Joint Venture Contract between Micro Express Ltd. (the Company’s wholly subsidiary) and Sichuan Province Mining Ltd., dated April 5, 2005 (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on April 11, 2005, and incorporated herein by reference).
10.3	Agreement for Development of DXC Salt Lake Property between Micro Express Holdings Inc. (the Company’s wholly subsidiary) and Beijing Mianping Salt Lake Research Institute, dated September 16, 2005 (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on September 21, 2005, and incorporated herein by reference).
10.4	Agreement for Termination of Joint Venture between Micro Express Ltd. and Sichuan Province Mining Ltd., dated March 3, 2006 (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on March 6, 2006, and incorporated herein by reference).
10.5	Agreement between the Company, Zhong Chuan International Mining Holding Co., Ltd., and shareholders of Monte Sea Holdings Ltd., dated July 8, 2008 (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on July 15, 2008, and incorporated herein by reference).
10.6	Agreement between the Company, Hongyu Mining Co., Ltd. , and the shareholders of Hongyu Mining Co., Ltd., dated October 18, 2010 (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on October 21, 2010, and incorporated herein by reference).
10.7	Letter of Intent between the Company and Shimen County Merchants Bureau, dated November 10, 2010 (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on November 16, 2010, and incorporated herein by reference).
10.8	Agreement for Termination of Joint Venture between the Company, Micro Express Holdings Inc. and Beijing Mianping Salt Lake Research Institute, dated October 31, 2011 (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on November 3, 2011, and incorporated herein by reference).
14.1	Code of Ethics. (Filed as Exhibit 14.1 to the Company's annual report on Form 10-K filed on August 28, 2009, and incorporated herein by reference).
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Sec. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
99.1	Audit Committee Charter. (Filed as Exhibit 99.1 to the Company's annual report on Form 10-K filed on August 28, 2009, and incorporated herein by reference).
101.INS	XBRL Instance Document. Furnished herewith.
101.SCH	XBRL Taxonomy Extension Schema Document. Furnished herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Furnished herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Furnished herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Furnished herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Furnished herewith.