Form 10-Q
period 2015-08-31
STERLING GROUP VENTURES INC
filed 2015-10-15
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended August 31, 2015.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 13, 2015.

Title of each class	Number of shares
Common Stock, par value $0.001 per share	75,730,341

STERLING GROUP VENTURES, INC.
FORM 10-Q
INDEX

		Page

PART I - FINANCIAL INFORMATION		3

Item 1.	Financial Statements (unaudited)	3

	Unaudited Condensed Interim Consolidated Balance Sheets of Sterling Group Ventures, Inc. at August 31, 2015 and May 31, 2015	3

	Unaudited Condensed Interim Consolidated Statements of Operations for the three months ended August 31, 2015 and 2014	4

	Unaudited Condensed Interim Consolidated Statements of Changes in Stockholders' Equity for the three months ended August 31, 2015 and year ended May 31, 2015	5

	Unaudited Condensed Interim Consolidated Statements of Cash Flows for the three months ended August 31, 2015 and 2014	6

	Notes to the Unaudited Condensed Interim Consolidated Financial Statement	7-10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls And Procedures	15

PART II - OTHER INFORMATION		16

Item 1.	Legal Proceedings	16

Item 1A	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

Index to Exhibits		20

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
STERLING GROUP VENTURES, INC.
CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
August 31, 2015 and May 31, 2015

Stated in U.S. dollars	August 31, 2015	May 31, 2015
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$1,362,472	$1,433,109
GST receivable	6,797	4,888
Prepaid expenses and other receivable	16,016	7,874
Total current assets	1,385,285	1,445,871

Equipment - Note 4	96,117	108,309
Environmental deposit - Note 3(a)	123,855	127,393
Mineral Properties - Note 3(a)	3,148,740	3,148,740
Total Assets	$4,753,997	$4,830,313

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and other accrued liabilities - Note 5	$428,625	$420,973

Deferred income tax liability	732,687	732,687
Total Liabilities	1,161,312	1,153,660

Stockholders' Equity
Common Stock : $0.001 Par Value - Note 6 Authorized : 500,000,000 Issued and Outstanding : 75,730,341 (May 31, 2015: 75,730,341)	75,730	75,730
Additional Paid In Capital - Note 6	10,831,422	10,831,422
Accumulated Other Comprehensive Loss	(582)	(582)
Accumulated deficit	(7,313,885)	(7,229,917)
Total Stockholders' Equity	3,592,685	3,676,653

Total Liabilities and Stockholders' Equity	$4,753,997	$4,830,313

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended August 31, 2015 and 2014
(Unaudited)

	Three months ended August 31,
Stated in U.S. dollars	2015	2014

Expenses
Accounting, audit, legal and professional fees	$33,085	$37,391
Bank charges	164	225
Consulting fees - Note 5	5,036	6,049
Depreciation - Note 4	10,125	11,282
Filing fees and transfer agent	2,478	4,686
General and administrative	671	509
Mineral property costs - Note 3	25,094	34,585
Shareholder information and investor relations	750	2,149
	(77,403)	(96,876)

Other items
Interest income	3,923	5,043
Foreign exchange gain(loss)	(10,488)	13,239
	(6,565)	18,282

Net loss and Comprehensive loss for the period	$(83,968)	$(78,594)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	75,730,341	75,730,341

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended August 31, 2015 and year ended May 31, 2015
(Unaudited)

					Deficit
				Accumulated	Accumulated
		Stock	Additional	Other	During The
	Common	Amount At	Paid In	Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Loss	Stage	Total

Balance, May 31, 2014	75,730,341	$75,730	$10,724,416	$(582)	$(6,859,585)	$3,939,979
Revaluation of share purchase warrants	-	-	107,006	-	-	107,006
Net loss for the year	-	-	-	-	(370,332)	(370,332)
Balance, May 31, 2015	75,730,341	75,730	10,831,422	(582)	(7,229,917)	$3,676,653
Net loss for the period	-	-	-	-	(83,968)	(83,968)
Balance, August 31, 2015	75,730,341	$75,730	$10,831,422	$(582)	$(7,313,885)	$3,592,685

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended August 31, 2015 and 2014
(Unaudited)

	Three months ended August 31,
Stated in U.S. dollars	2015	2014
Cash flows from operating activities
Net loss for the period	$(83,968)	$(78,594)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	10,125	11,282
Foreign exchange	6,581	(4,788)

Changes in non-cash working capital items
GST receivable	(1,909)	(2,264)
Prepaid expenses and other receivable	(8,372)	(10,416)
Accounts payable and accrued liabilities	21,293	24,317
Net cash used in operating activities	(56,250)	(60,463)

Cash flows from investing activities
Additions to equipment	(752)	(397)
Net cash used in investing activities	(752)	(397)

Cash flows from financing activities
Amounts (repaid to) a director	(13,635)	226
Net cash provided by (used in) financing activities	(13,635)	226

Net decrease in cash and cash equivalents	(70,637)	(60,634)
Cash and cash equivalents - beginning of period	1,433,109	1,673,448
Cash and cash equivalents - end of period	$1,362,472	$1,612,814

Supplemental Information :
Cash paid for :
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to consolidated financial statements

Sterling Group Ventures, Inc.
Notes to the Condensed Consolidated Financial Statements
August 31, 2015
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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown as these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company incurred a net loss of $83,968 during the period ended August 31, 2015 and, as at that date, had a cumulative loss of $7,313,885 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

These condensed interim financial statements should be read in conjunction with the annual audited financial statements of the Company for the fiscal year ended May 31, 2015, included in the Company’s 10-K Annual Report as filed with the United States Securities and Exchange Commission.

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

On June 1, 2015, the Company adopted ASU 2014-08, which amends the definition of a discontinued operation in ASC 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued-operations criteria. The only criterion that is valid when this ASU becomes effect is the component “has been disposed of or is classified as held for sale.” Adoption of the standard did not have any material impact on the consolidated financial statements of the Company.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606). ASU No. 2015-14 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance was to be effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017; early adoption was permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. Companies have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. This update could impact the timing and amounts of revenue recognized.

Sterling Group Ventures, Inc.
Notes to the Condensed Consolidated Financial Statements
August 31, 2015
(Stated in US Dollars)

Note 2	Recent Accounting Pronouncements – Cont’d

In August 2015, the FASB issued ASU 2015-14 to defer the effective date of the guidance contained in ASU 2015-14 by one year. Thus, the guidance is effective for the Company commencing in the first quarter of the May 31, 2019 fiscal year. The Company is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs in the financial statements. Under the ASU, an entity should present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015; early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods. The Company is currently evaluating the potential impact of adoption of this guidance on its consolidated financial statements.

In August, 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

In June 2014, the FASB issued Accounting Standard Update (ASU) 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Allow a Performance Target to Be Achieved After the Requisite Service Period,” which requires that a performance target that could be achieved after the requisite service period be treated as a performance condition that affects the vesting of the award. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (i) prospectively to all awards granted or modified after the effective date; or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial statements.

Note 3	Mineral Properties

A summary of mineral properties costs for the cumulative period from the period ended August 31, 2015 and year ended May 31, 2015 were incurred and accounted for in the consolidated statement of operations as follows:

Sterling Group Ventures, Inc.
Notes to the Condensed Consolidated Financial Statements
August 31, 2015
(Stated in US Dollars)

Note 3	Mineral Properties– Cont’d

Gaoping
Phosphate
Summary of mineral property expenditures	Property

Balance, May 31, 2014	$921,163
Administrative	17,682
Consulting fees	28,307
Engineering	2,181
Mining permit	12,925
Travel & promotion	32,857
Wages and benefits	59,586
Balance, May 31, 2015	$1,074,701
Administrative	536
Consulting fees	6,935
Travel & promotion	2,107
Wages and benefits	15,516
Balance, August 31, 2015	$1,099,795

a)	Gaoping Phosphate Property

During the period ended August 31, 2015, the Company incurred mineral property expenditures of $25,094 (August 31, 2014: $34,585). As of August 31, 2015, the Company has incurred total mineral property costs of $1,099,795 (May 31, 2015: $1,074,701) on this property which have been expensed to the statement of operations as disclosed in the table above.

Note 4	Equipment

	August 31, 2015			May 31, 2015
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Computer equipment	$14,817	$13,847	$970	$14,126	$13,809	$317
Automobile	58,583	40,673	17,910	60,256	38,801	21,455
Office equipment	3,491	3,491	-	3,590	3,590	-
Machinery	160,053	82,816	77,237	164,625	78,088	86,537
	$236,944	$140,827	$96,117	$242,597	$134,288	$108,309

The depreciation for the period ended August 31, 2015 was $10,125 (2014: $11,282).

Note 5	Related Party Transactions

The Company was charged consulting fees for administrative, corporate, financial, engineering, and management services during the period ended August 31, 2015 totalling $4,541 (2014: $5,548) by companies controlled by a director of the Company.

Included in accounts payable and accrued liabilities is $401,515 (May 31, 2015: $415,150) which was due to companies controlled by the directors for their services provided in previous years.

Sterling Group Ventures, Inc.
Notes to the Condensed Consolidated Financial Statements
August 31, 2015
(Stated in US Dollars)

Note 6	Capital Stock

a) Capital Stock

There was no share issuance during the period ended August 31, 2015 and year ended May 31, 2015. b) Stock Options There was no stock option granted during the period ended August 31, 2015 and year ended May 31, 2015.

At August 31, 2015, there were 5,200,000 stock options (May 31, 2015: 5,200,000) outstanding and exercisable with an exercise price at $0.25 each expiring on February 3, 2019, with an aggregate intrinsic value of $nil (May 31, 2015: $nil) and a weighted average remaining contractual term of 3.43 years (May 31, 2015: 3.68 years).

c) Share Purchase Warrants

At August 31, 2015, there were 24,570,000 share purchase warrants (May 31, 2015: 24,570,000) outstanding and exercisable with weighted average exercise price at $0.204.

Series	Number	Price	Expiry Date
"A"	3,817,500	$0.50	February 17, 2017
"D"	20,752,500	$0.15	February 17, 2017
	24,570,000

Note 7	Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies through amounts held in China in RMB: Cash and cash equivalents $436,852 (May 31, 2015 - $465,187).

The Company is exposed to fluctuations in foreign currencies through amounts held in Canada in CAD: Cash $49,167 (May 31, 2015 - $3,076).

The Company is exposed to fluctuations in foreign currencies through amounts held in Hong Kong in HKD: Cash $29 (May 31, 2015 - $110).

Note 8	Segment Information

The Company operates in Canada and China, with operations in the mineral resources sector. The Company’s assets are allocated to each country as follows:

	August 31, 2015			May 31, 2015
	Canada	China	Total	Canada	China	Total

Cash and cash equivalents	$131,683	$1,230,789	$1,362,472	$174,003	$1,259,106	$1,433,109
Prepaid expense and receivable	14,297	8,516	22,813	5,638	7,124	12,762
Equipment	253	95,864	96,117	286	108,023	108,309
Environmental deposit	-	123,855	123,855	-	127,393	127,393
Mineral properties	-	3,148,740	3,148,740	-	3,148,740	3,148,740
	$146,233	$4,607,764	$4,753,997	$179,927	$4,650,386	$4,830,313

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes for the year ended May 31, 2015, the financial statements and related notes in this Quarterly Report for the period ended August 31, 2015, the risk factors in our 10K for the year ended May 31, 2015, and all of the other information contained elsewhere in this report.

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

Overview

Business of Sterling Group Ventures Inc.

Sterling is a natural resource company engaged in acquisition and exploration of mineral properties. At present, the Company has acquired the Gaoping phosphate Property and is exploring for phosphate concentrate. It continues to seek out other projects to add value to the Company.

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

As of August 31, 2015, the Gaoping mineral property is still an exploration stage property as it does not yet have proven reserves.

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

These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, the condensed interim consolidated financial statements follow the same accounting policies and methods of their application as our May 31, 2015 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these condensed interim consolidated financial statements be read in conjunction with our May 31, 2015 annual consolidated financial statements.

Operating results for the three months ended August 31, 2015 are not necessarily indicative of the results that can be expected for the year ending May 31, 2016.

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

Management reviews the carrying value of mineral properties at least annually and will recognize impairment in value based upon current exploration results, and any impairment or subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations. Mineral property exploration costs are expensed as incurred. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities. As of August 31, 2015, the Company did not have proven or probable ore reserves.

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

Foreign Currency Translation

Our functional and reporting currency is U.S. dollars. Our consolidated financial statements are translated to U.S. dollars in accordance with ASC 830, "Foreign Currency Matters". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising from the settlement of foreign currency denominated transactions are included in the determination of income. Gains and losses arising on the translation of functional currency to reporting currency are included in other comprehensive income (loss). We have not, to the date of these condensed interim consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

At August 31, 2015, the Company had not yet achieved profitable operations and has accumulated losses of $7,313,885 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Results Of Operations

The Company had no operating revenue except interest income of $3,923 for the quarter ended August 31, 2015compared with interest income of $5,043 for the quarter ended August 31, 2014. The operating loss for the quarter ended August 31, 2015 increased to $83,968, as compared to $78,594 for the quarter ended August 31, 2014 .

Accounting, audit, legal and professional fees decreased by $4,306 for the quarter ended August 31, 2015 when compared to the same period in 2014.

Mineral property costs decreased by $9,491 for the three months ended August 31, 2015 when compared to the same period in 2014 because the Gaoping phosphate property was kept in care and maintenance mode during the period ended August 31, 2015 due to ongoing challenges in the phosphate market.

Foreign exchange loss increased by $23,727 for the three months ended August 31, 2015 when compared to the same period in 2014 because of the exchange rate fluctuation among the US dollar, Canadian dollar and RMB.

The Company expects the trend of losses to continue until we can achieve commercial production at the Gaoping phosphate project, of which there can be no assurance as described in Risk Factors.

Liquidity And Working Capital

As of August 31, 2015, the Company had total current assets of $1,385,285 and total current liabilities of $428,625. As of August 31, 2015, the Company had cash totaling $1,362,472, and a working capital surplus of $956,660.

Cash used in operating activities for the three months ended August 31, 2015 was $56,250 as compared to cash used in operating activities for the three months ended August 31, 2014 was $60,463.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the U.S. Dollar, we conduct our business in Chinese Yuan (RMB) and Canadian Dollar and, therefore, are subject to foreign currency exchange risk on cash flows related to expenses and investing transactions. In July 2005, the Chinese government began to permit the Chinese Yuan to float against the U.S. Dollar. All of our costs to operate our Chinese project are paid in Chinese Yuan and all of our costs to operate our principal executive office in Canada are paid in Canadian dollar. Our mining costs in China may be incurred under contracts denominated in Chinese Yuan or U.S. Dollars. If the Chinese Yuan appreciates with respect to the U.S. Dollar, our costs in China may increase. If the Canadian Dollar appreciates with respect to the U.S. Dollar, our costs in Canada may increase. To date we have not engaged in hedging activities to hedge our foreign currency exposure. In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the OTCQB marketplace under the ticker symbol SGGV. As of August 31, 2015, there were 75,730,341 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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
Date: October 14, 2015

/s/ Richard Shao
Richard Shao, President and Chief Financial Officer
Date: October 14, 2015

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