Form 10-Q
period 2015-11-30
STERLING GROUP VENTURES INC
filed 2016-01-14
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended November 30, 2015.

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from _________ to _______ .

Commission file number: 000-51775

STERLING GROUP VENTURES, INC.
(Exact name of registrant as specified in its charter)

Nevada	72-1535634
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

904 - 1455 Howe Street, Vancouver, B.C. Canada V6Z 1C2
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 13, 2016.

Title of each class	Number of shares
Common Stock, par value $0.001 per share	75,730,341

STERLING GROUP VENTURES, INC.
FORM 10-Q
INDEX

		Page

PART I - FINANCIAL INFORMATION		3

Item 1.	Financial Statements (unaudited)	3

	Unaudited Condensed Interim Consolidated Balance Sheets of Sterling Group Ventures, Inc. at November 30, 2015 and May 31, 2015	3

	Unaudited Condensed Interim Consolidated Statements of Operations for the three months and six months ended November 30, 2015 and 2014	4

	Unaudited Condensed Interim Consolidated Statements of Changes in Stockholders' Equity for the six months ended November 30, 2015 and year ended May 31, 2015	5

	Unaudited Condensed Interim Consolidated Statements of Cash Flows for the six months ended November 30, 2015 and 2014	6

	Notes to the Unaudited Condensed Interim Consolidated Financial Statement	7-10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls And Procedures	16

PART II - OTHER INFORMATION		16

Item 1.	Legal Proceedings	16

Item 1A	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		19

Index to Exhibits		20

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STERLING GROUP VENTURES, INC.
CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
November 30, 2015 and May 31, 2015

Stated in U.S. dollars	November 30, 2015	May 31, 2015
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$1,298,392	$1,433,109
GST receivable	2,723	4,888
Prepaid expenses and other receivable	15,452	7,874
Total current assets	1,316,567	1,445,871

Equipment - Note 4	88,348	108,309
Environmental deposit	123,421	127,393
Mineral Properties	3,148,740	3,148,740
Total Assets	$4,677,076	$4,830,313

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and other accrued liabilities - Note 5	$415,617	$420,973

Deferred income tax liability	732,687	732,687
Total Liabilities	1,148,304	1,153,660

Stockholders' Equity
Common Stock : $0.001 Par Value Authorized : 500,000,000 Issued and Outstanding : 75,730,341 (May 31, 2015: 75,730,341)	75,730	75,730
Additional Paid In Capital	10,831,422	10,831,422
Accumulated Other Comprehensive Loss	(582)	(582)
Accumulated deficit	(7,377,798)	(7,229,917)
Total Stockholders' Equity	3,528,772	3,676,653

Total Liabilities and Stockholders' Equity	$4,677,076	$4,830,313

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and six months ended November 30, 2015 and 2014
(Unaudited)

	Three months ended November 30,		Six months ended November 30,
Stated in U.S. dollars	2015	2014	2015	2014

Expenses
Accounting, audit, legal and professional fees	$12,441	$14,627	$45,526	$52,018
Bank charges	63	143	227	368
Consulting fees - Notes 5	5,042	5,862	10,078	11,911
Depreciation - Note 4	7,451	11,368	17,576	22,650
Filing fees and transfer agent	3,688	2,382	6,166	7,068
General and administrative	618	33	1,289	542
Mineral property costs - Note 3	35,140	41,042	60,234	75,627
Shareholder information and investor relations	1,875	2,160	2,625	4,309
	(66,318)	(77,617)	(143,721)	(174,493)

Other items
Interest income	3,514	5,698	7,437	10,741
Foreign exchange gain(loss)	(1,109)	11,411	(11,597)	24,650
	2,405	17,109	(4,160)	35,391

Net loss and Comprehensive loss for the period	$(63,913)	$(60,508)	$(147,881)	$(139,102)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	75,730,341	75,730,341	75,730,341	75,730,341

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the six months ended November 30, 2015 and year ended May 31, 2015
(Unaudited)

					Deficit
				Accumulated	Accumulated
		Stock	Additional	Other	During The
	Common	Amount At	Paid In	Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Loss	Stage	Total

Balance, May 31, 2014	75,730,341	$75,730	$10,724,416	$(582)	$(6,859,585)	$3,939,979
Revaluation of share purchase warrants	-	-	107,006	-	-	107,006
Net loss for the year	-	-	-	-	(370,332)	(370,332)
Balance, May 31, 2015	75,730,341	75,730	10,831,422	(582)	(7,229,917)	$3,676,653
Net loss for the period	-	-	-	-	(147,881)	(147,881)
Balance, November 30, 2015	75,730,341	$75,730	$10,831,422	$(582)	$(7,377,798)	$3,528,772

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended November 30, 2015 and 2014
(Unaudited)

	Six months ended November 30,
Stated in U.S. dollars	2015	2014
Cash flows from operating activities
Net loss for the period	$(147,881)	$(139,102)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	17,576	22,650
Foreign exchange	7,202	(4,847)

Changes in non-cash working capital items
GST receivable	2,165	2,985
Prepaid expenses and other receivable	(7,842)	(10,489)
Accounts payable and accrued liabilities	10,292	(472)
Net cash used in operating activities	(118,488)	(129,275)

Cash flows from investing activities
Additions to equipment	(745)	(397)
Net cash used in investing activities	(745)	(397)

Cash flows from financing activities
Amounts (repaid to) a director	(15,484)	(9,003)
Net cash used in financing activities	(15,484)	(9,003)

Net decrease in cash and cash equivalents	(134,717)	(138,675)
Cash and cash equivalents - beginning of period	1,433,109	1,673,448
Cash and cash equivalents - end of period	$1,298,392	$1,534,773

Supplemental Information :
Cash paid for :
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to consolidated financial statements

Sterling Group Ventures, Inc.
Notes to the Condensed Consolidated Financial Statements
November 30, 2015 (Unaudited)
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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown as these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company incurred a net loss of $147,881 during the period ended November 30, 2015 and, as at that date, had a cumulative loss of $7,377,798 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

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

Operating results for the six months ended November 30, 2015 are not necessarily indicative of the results that can be expected for the year ending May 31, 2016.

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

Sterling Group Ventures, Inc.
Notes to the Condensed Consolidated Financial Statements
November 30, 2015 (Unaudited)
(Stated in US Dollars)

Note 2	Recent Accounting Pronouncements

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

A summary of mineral property costs for the cumulative period ended November 30, 2015 and year ended May 31, 2015 were incurred and accounted for in the consolidated statement of operations as follows:

Gaoping Phosphate
Summary of mineral property expenditures	Property

Balance, May 31, 2014	$921,163
Administrative	17,682
Consulting fees	28,307
Engineering	2,181
Mining permit	12,925
Travel & promotion	32,857
Wages and benefits	59,586
Balance, May 31, 2015	$1,074,701
Administrative	1,855
Consulting fees	12,208
Mining permit	11,098
Travel & promotion	5,312
Wages and benefits	29,761
Balance, November 30, 2015	$1,134,935

Sterling Group Ventures, Inc.
Notes to the Condensed Consolidated Financial Statements
November 30, 2015 (Unaudited)
(Stated in US Dollars)

a)	Gaoping Phosphate Property

During the period ended November 30, 2015, the Company incurred mineral property expenditures of $60,234 (November 30, 2014: $75,627). As of November 30, 2015, the Company has incurred total mineral property costs of $1,134,935 (May 31, 2015: $1,074,701) on this property which have been expensed to the statement of operations as disclosed in the table above.

Note 4	Equipment

	November 30, 2015				May 31, 2015
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Computer equipment	$14,810	$13,936	$874	$14,126	$13,809	$317
Automobile	58,377	43,470	14,907	60,256	38,801	21,455
Office equipment	3,478	3,478	-	3,590	3,590	-
Machinery	159,492	86,925	72,567	164,625	78,088	86,537
	$236,157	$147,809	$88,348	$242,597	$134,288	$108,309

The depreciation for the period ended November 30, 2015 was $17,576 (2014: $22,650).

Note 5	Related Party Transactions

The Company was charged consulting fees for administrative, corporate, financial, engineering, and management services during the period ended November 30, 2015 totalling $9,091 (2014: $10,890) by companies controlled by a director of the Company.

Included in accounts payable and accrued liabilities is $399,666 (May 31, 2015: $415,150) which was due to companies controlled by the directors for their services provided in previous years.

Note 6	Capital Stock

a) Capital Stock

There was no share issuance during the period ended November 30, 2015 and year ended May 31, 2015.

b) Stock Options

There were no stock options granted during the period ended November 30, 2015 and year ended May 31, 2015.

At November 30, 2015, there were 5,200,000 stock options (May 31, 2015: 5,200,000) outstanding and exercisable with an exercise price at $0.25 each expiring on February 3, 2019, with an aggregate intrinsic value of $nil (May 31, 2015: $nil) and a weighted average remaining contractual term of 3.18 years (May 31, 2015: 3.68 years).

Sterling Group Ventures, Inc.
Notes to the Condensed Consolidated Financial Statements
November 30, 2015 (Unaudited)
(Stated in US Dollars)

c) Share Purchase Warrants

At November 30, 2015, there were 24,570,000 share purchase warrants (May 31, 2015: 24,570,000) outstanding and exercisable with weighted average exercise price at $0.204.

Series	Number	Price	Expiry Date
"A"	3,817,500	$0.50	February 17, 2017
"D"	20,752,500	$0.15	February 17, 2017
	24,570,000

Note 7	Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies through amounts held in China in RMB: Cash and cash equivalents $419,512 (May 31, 2015 - $465,187).

The Company is exposed to fluctuations in foreign currencies through amounts held in Canada in CAD: Cash $3,863 (May 31, 2015 - $3,076).

The Company is exposed to fluctuations in foreign currencies through amounts held in Hong Kong in HKD: Cash $114 (May 31, 2015 - $110).

Note 8	Segment Information

The Company operates in Canada and China, with operations in the mineral resources sector. The Company’s assets are allocated to each country as follows:

		November 30, 2015			May 31, 2015
	Canada	China	Total	Canada	China	Total

Cash and cash equivalents	$84,849	$1,213,543	$1,298,392	$174,003	$1,259,106	$1,433,109
Prepaid expense and receivable	8,348	9,827	18,175	5,638	7,124	12,762
Equipment	220	88,128	88,348	286	108,023	108,309
Environmental deposit	-	123,421	123,421	-	127,393	127,393
Mineral properties	-	3,148,740	3,148,740	-	3,148,740	3,148,740
	$93,417	$4,583,659	$4,677,076	$179,927	$4,650,386	$4,830,313

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes for the year ended May 31, 2015, the financial statements and related notes in this Quarterly Report for the period ended November 30, 2015, the risk factors in our 10K for the year ended May 31, 2015, and all of the other information contained elsewhere in this report.

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

As of November 30, 2015, the Gaoping mineral property is still an exploration stage property as it does not yet have proven reserves.

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

Operating results for the six months ended November 30, 2015 are not necessarily indicative of the results that can be expected for the year ending May 31, 2016.

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

Management reviews the carrying value of mineral properties at least annually and will recognize impairment in value based upon current exploration results, and any impairment or subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations. Mineral property exploration costs are expensed as incurred. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities. As of November 30, 2015, the Company did not have proven or probable ore reserves.

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

At November 30, 2015, the Company had not yet achieved profitable operations and has accumulated losses of $7,377,798 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available

Results Of Operations

The Company had no operating revenue except interest income of $3,514 for the quarter ended November 30, 2015 compared with interest income of $5,698 for the quarter ended November 30, 2014. The Company had no operating revenue except interest income of $7,437 for the six months ended November 30, 2015 compared with interest income of $10,741 for the six months ended November 30, 2014. The operating loss for the quarter ended November 30, 2015 increased to $63,913, as compared to $60,508 for the quarter ended November 30, 2014. The operating loss for the six months ended November 30, 2015 increased to $147,881, as compared to $139,102 for the six months ended November 30, 2014.

Accounting, audit, legal and professional fees decreased by $2,186 for the quarter ended November 30, 2015 when compared to the same quarter in 2014, and accounting, audit, legal and professional fees decreased by $6,492 for the six months ended November 30, 2015 when compared to the same period in 2014.

Depreciation decreased by $3,917 for the quarter ended November 30, 2015 when compared to the same quarter in 2014, and Depreciation decreased by $5,074 for the six months ended November 30, 2015 when compared to the same period in 2014.

Foreign exchange loss increased by $12,520 for the quarter ended November 30, 2015 when compared to the same quarter in 2014, while Foreign exchange loss increased by $36,247 for the six months ended November 30, 2015 when compared to the same period in 2014 because of the exchange rate fluctuation among US dollar, Canadian dollar and RMB.

Mineral property costs decreased by $5,902 for the quarter ended November 30, 2015 when compared to the same quarter in 2014, and Mineral property costs decreased by $15,393 for the six months ended November 30, 2015 when compared to the same period in 2014 because the Gaoping phosphate property was kept in care and maintenance mode during the period ended November 30, 2015 due to ongoing challenges in the phosphate market.

The Company expects the trend of losses to continue until we can achieve commercial production at the Gaoping phosphate project, of which there can be no assurance as described in Risk Factors.

Liquidity And Working Capital

As of November 30, 2015, the Company had total current assets of $1,316,567 and total current liabilities of $415,617. As of November 30, 2015, the Company had cash totaling $1,298,392, and a working capital surplus of $900,950.

Cash used in operating activities for the six months ended November 30, 2015 was $118,488 as compared to cash used in operating activities for the six months ended November 30, 2014 was $129,275.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the U.S. Dollar, we conduct our business in Chinese Yuan (RMB) and Canadian Dollar and, therefore, are subject to foreign currency exchange risk on cash flows related to expenses and investing transactions. In July 2005, the Chinese government began to permit the Chinese Yuan to float against the U.S. Dollar. All of our costs to operate our Chinese project are paid in Chinese Yuan and all of our costs to operate our principal executive office in Canada are paid in Canadian dollar. Our mining costs in China may be incurred under contracts denominated in Chinese Yuan or U.S. Dollars. If the Chinese Yuan continues to appreciate with respect to the U.S. Dollar, our costs in China may increase. If the Canadian Dollar continues to depreciate with respect to the U.S. Dollar, our costs in Canada may decrease. To date we have not engaged in hedging activities to hedge our foreign currency exposure. In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk.

The majority of the Company's assets, liabilities, revenues and expenses are denominated in Chinese RMB. The appreciation of the RMB against the U.S. dollar would result in an increase in the assets, liabilities, revenues and expenses of the Company and a foreign exchange gain included in comprehensive loss. Conversely, the devaluation of the RMB against the U.S. dollar would result in a decrease in the assets, liabilities, revenues and expenses of the Company and a foreign exchange loss included in comprehensive loss.

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

ITEM 4. CONTROLS AND PROCEDURES

a.        Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of November 30, 2015, our disclosure controls and procedures were effective as of the end of the period covered by this report.

b.        Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the OTCQB marketplace under the ticker symbol SGGV. As of November 30, 2015, there were 75,730,341 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

On November 25, 2015, the Company signed a letter of intent with Hubei Yaozhihe Chemicals Co. Ltd. ("Hubei Yaozhihe") to form a joint venture company, whose structure has to be negotiated, for conducting and operating the phosphate properties and chemical plants under Hubei Yaozhihe Chemicals Co. Ltd. The letter of intent provides the Company with exclusivity until April 1, 2016 and includes 50% interest of their QiaoGou property, of which the other 50% was recently sold to Xingfa Group for RMB 301,719,400. Hubei Yaozhihe holds 5 mining permits and 4 exploration permits and, according them, produced approximately 1.9 million tons of phosphate rock in 2014. The Company is now performing the necessary due diligence work.

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
Date: January 13, 2016

/s/ Richard Shao
Richard Shao, President and Chief Financial Officer
Date: January 13, 2016

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