Form 10-Q
period 2016-02-29
STERLING GROUP VENTURES INC
filed 2016-04-14
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended February 29, 2016.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 13, 2016.

Title of each class	Number of shares
Common Stock, par value $0.001 per share	75,730,341

STERLING GROUP VENTURES, INC.
FORM 10-Q
INDEX

		Page

PART I - FINANCIAL INFORMATION		3

Item 1.	Financial Statements (unaudited)	3

	Unaudited Condensed Interim Consolidated Balance Sheets of Sterling Group Ventures, Inc. at February 29, 2016 and May 31, 2015	3

	Unaudited Condensed Interim Consolidated Statements of Operations for the three months and nine months ended February 29, 2016 and February 28, 2015	4

	Unaudited Condensed Interim Consolidated Statements of Changes in Stockholders' Equity for the nine months ended February 29, 2016 and year ended May 31, 2015	5

	Unaudited Condensed Interim Consolidated Statements of Cash Flows for the nine months ended February 29, 2016 and February 28, 2015	6

	Notes to the Unaudited Condensed Interim Consolidated Financial Statement	7-11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls And Procedures	17

PART II - OTHER INFORMATION		18

Item 1.	Legal Proceedings	18

Item 1A	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		21

Index to Exhibits		22

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STERLING GROUP VENTURES, INC.
CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
February 29, 2016 and May 31, 2015

Stated in U.S. dollars	February 29, 2016	May 31, 2015
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$1,242,288	$1,433,109
GST receivable	3,587	4,888
Prepaid expenses and other receivable	16,293	7,874
Total current assets	1,262,168	1,445,871

Equipment - Note 4	78,978	108,309
Environmental deposit	120,460	127,393
Mineral Properties	3,148,740	3,148,740
Total Assets	$4,610,346	$4,830,313

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and other accrued liabilities - Note 5	$408,446	$420,973

Deferred income tax liability	732,687	732,687
Total Liabilities	1,141,133	1,153,660

Stockholders' Equity
Common Stock : $0.001 Par Value Authorized : 500,000,000 Issued and Outstanding : 75,730,341 (May 31, 2015: 75,730,341)	75,730	75,730
Additional Paid In Capital	10,831,422	10,831,422
Accumulated Other Comprehensive Loss	(582)	(582)
Accumulated deficit	(7,437,357)	(7,229,917)
Total Stockholders' Equity	3,469,213	3,676,653

Total Liabilities and Stockholders' Equity	$4,610,346	$4,830,313

STERLING GROUP VENTURES, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and nine months ended February 29, 2016 and February 28, 2015
(Unaudited)

	Three months ended		Nine months ended
Stated in U.S. dollars	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

Expenses
Accounting, audit, legal and professional fees	$14,066	$14,187	$59,592	$66,205
Bank charges	96	133	323	501
Consulting fees - Note 5	4,835	5,424	14,913	17,335
Depreciation - Note 4	7,261	11,189	24,837	33,839
Filing fees and transfer agent	1,348	1,111	7,514	8,179
General and administrative	605	614	1,894	1,156
Mineral property costs - Note 3	22,912	36,937	83,146	112,564
Shareholder information and investor relations	1,875	2,025	4,500	6,334
	(52,998)	(71,620)	(196,719)	(246,113)

Other items
Interest income	3,684	4,986	11,121	15,727
Finance expense	-	(107,006)	-	(107,006)
Foreign exchange gain(loss)	(10,245)	54	(21,842)	24,704
	(6,561)	(101,966)	(10,721)	(66,575)

Net loss and Comprehensive loss for the period	$(59,559)	$(173,586)	$(207,440)	$(312,688)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	75,730,341	75,730,341	75,730,341	75,730,341

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the nine months ended February 29, 2016 and year ended May 31, 2015
(Unaudited)

					Deficit
				Accumulated	Accumulated
		Stock	Additional	Other	During The
	Common	Amount At	Paid In	Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Loss	Stage	Total

Balance, May 31, 2014	75,730,341	$75,730	$10,724,416	$(582)	$(6,859,585)	$3,939,979
Revaluation of share purchase warrants	-	-	107,006	-	-	107,006
Net loss for the year	-	-	-	-	(370,332)	(370,332)
Balance, May 31, 2015	75,730,341	75,730	10,831,422	(582)	(7,229,917)	$3,676,653
Net loss for the period	-	-	-	-	(207,440)	(207,440)
Balance, February 29, 2016	75,730,341	$75,730	$10,831,422	$(582)	$(7,437,357)	$3,469,213

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended February 29, 2016 and February 28, 2015
(Unaudited)

	Nine months ended
Stated in U.S. dollars	February 29, 2016	February 28, 2015
Cash flows from operating activities
Net loss for the period	$(207,440)	$(312,688)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	24,837	33,839
Stock based compensation	-	107,006
Foreign exchange	12,700	662

Changes in non-cash working capital items
GST receivable	1,301	16,059
Prepaid expenses and other receivable	(8,967)	(15,420)
Accounts payable and accrued liabilities	6,094	(786)
Net cash used in operating activities	(171,475)	(171,328)

Cash flows from investing activities
Additions to equipment	(737)	(397)
Net cash used in investing activities	(737)	(397)

Cash flows from financing activities
Amounts (repaid to) a director	(18,609)	(35,794)
Net cash used in financing activities	(18,609)	(35,794)

Net decrease in cash and cash equivalents	(190,821)	(207,519)
Cash and cash equivalents - beginning of period	1,433,109	1,673,448
Cash and cash equivalents - end of period	$1,242,288	$1,465,929

Supplemental Information :
Cash paid for :
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to consolidated financial statements

Sterling Group Ventures, Inc.
Notes to the Condensed Consolidated Financial Statements
February 29, 2016 (Unaudited)
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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown as these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company incurred a net loss of $207,440 during the period ended February 29, 2016 and, as at that date, had a cumulative loss of $7,437,357 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however, there is no assurance of additional funding being available.

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

Operating results for the nine months ended February 29, 2016 are not necessarily indicative of the results that can be expected for the year ending May 31, 2016.

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
February 29, 2016 (Unaudited)
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

A summary of mineral property costs for the cumulative period ended February 29, 2016 and year ended May 31, 2015 were incurred and accounted for in the consolidated statement of operations as follows:

Balance, May 31, 2014	$921,163
Administrative	17,682
Consulting fees	28,307
Engineering	2,181
Mining permit	12,925
Travel & promotion	32,857
Wages and benefits	59,586
Balance, May 31, 2015	$1,074,701
Administrative	2,765
Consulting fees	14,170
Mining permit	10,668
Travel & promotion	10,975
Wages and benefits	44,568
Balance, February 29, 2016	$1,157,847

Sterling Group Ventures, Inc.
Notes to the Condensed Consolidated Financial Statements
February 29, 2016 (Unaudited)
(Stated in US Dollars)

a)	Gaoping Phosphate Property

During the period ended February 29, 2016, the Company incurred mineral property expenditures of $83,146 (February 28, 2015: $112,564). As of February 29, 2016, the Company has incurred total mineral property costs of $1,157,847 (May 31, 2015: $1,074,701) on this property which have been expensed to the statement of operations as disclosed in the table above.

Note 4	Equipment

	February 29, 2016			May 31, 2015
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Computer equipment	$14,752	$13,988	$764	$14,126	$13,809	$317
Automobile	56,977	45,295	11,682	60,256	38,801	21,455
Office equipment	3,395	3,395	-	3,590	3,590	-
Machinery	155,665	89,133	66,532	164,625	78,088	86,537
	$230,789	$151,811	$78,978	$242,597	$134,288	$108,309

The depreciation for the period ended February 29, 2016 was $24,837 (February 28, 2015: $33,839).

Note 5	Related Party Transactions

The Company was charged consulting fees for administrative, corporate, financial, engineering, and management services during the period ended February 29, 2016 totalling $13,435 (February 28, 2015: $15,817) by companies controlled by a director of the Company.

Included in accounts payable and accrued liabilities is $396,541 (May 31, 2015: $415,150) which was due to companies controlled by the directors for their services provided in previous years.

Note 6	Capital Stock

a) Capital Stock

There was no share issuance during the period ended February 29, 2016 and year ended May 31, 2015.

b) Stock Options

There were no stock options granted during the period ended February 29, 2016 and year ended May 31, 2015.

At February 29, 2016, there were 5,200,000 stock options (May 31, 2015: 5,200,000) outstanding and exercisable with an exercise price at $0.25 each expiring on February 3, 2019, with an aggregate intrinsic value of $nil (May 31, 2015: $nil) and a weighted average remaining contractual term of 2.93 years (May 31, 2015: 3.68 years).

Sterling Group Ventures, Inc.
Notes to the Condensed Consolidated Financial Statements
February 29, 2016 (Unaudited)
(Stated in US Dollars)

c) Share Purchase Warrants

At February 29, 2016, there were 24,570,000 share purchase warrants (May 31, 2015: 24,570,000) outstanding and exercisable with weighted average exercise price at $0.204.

Series	Number	Price	Expiry Date
"A"	3,817,500	$0.50	February 17, 2017
"D"	20,752,500	$0.15	February 17, 2017
	24,570,000

Note 7	Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies through amounts held in China in RMB: Cash and cash equivalents $428,597 (May 31, 2015 - $465,187).

The Company is exposed to fluctuations in foreign currencies through amounts held in Canada in CAD: Cash $51,548 (May 31, 2015 - $3,076).

The Company is exposed to fluctuations in foreign currencies through amounts held in Hong Kong in HKD: Cash $95 (May 31, 2015 - $110).

Note 8	Segment Information

The Company operates in Canada and China, with operations in the mineral resources sector. The Company’s assets are allocated to each country as follows:

	February 29, 2016			May 31, 2015
	Canada	China	Total	Canada	China	Total

Cash and cash equivalents	$69,592	$1,172,696	$1,242,288	$174,003	$1,259,106	$1,433,109
Prepaid expense and receivable	7,337	12,543	19,880	5,638	7,124	12,762
Equipment	187	78,791	78,978	286	108,023	108,309
Environmental deposit	-	120,460	120,460	-	127,393	127,393
Mineral properties	-	3,148,740	3,148,740	-	3,148,740	3,148,740
	$77,116	$4,533,230	$4,610,346	$179,927	$4,650,386	$4,830,313

Note 9	Subsequent Event

On April 9, 2016, the Company signed an agreement with Chenguo Capital Limited (“Chenguo”) of 50th Floor, Bank of China Tower, 1 Garden Road, Central, Hong Kong, SAR, a company owned by Mr. Hanwei Guo of China, an entrepreneur with interests in real estate and investments in China. As a result of the transaction, the Company will diversify to also become a timeshare exchange provider, a manager of timeshare assets through agreements, and a developer of timeshare assets with fee relationships with other organizations or resorts.

Under the terms of the agreement, the Company acquires Euro Asia Premier Real Estate (HK) Ltd (“Euro Asia (HK)”), based in Hong Kong and which is owned by Chenguo, to be used as a vehicle in the development of a leisure timeshare exchange platform to be operated in China and in other parts of the world to take advantage of interest and outflow of tourism from China. The Company will deploy US$ 1 million of its cash in order to speed up the development of the aforementioned leisure timeshare exchange platform.

Sterling Group Ventures, Inc.
Notes to the Condensed Consolidated Financial Statements
February 29, 2016 (Unaudited)
(Stated in US Dollars)

Chenguo also owns the rights to 2 hotels currently under completion and a parcel of land in Weifang, Shandong Province. According to appraisals done in 2011 by DTZ, a global real-estate appraisal and valuation company that recently merged with Cushman Wakefield, the properties were appraised at a combined value of 327 million RMB or approximately US$50.6 million. These properties are presently finalizing a court approved auction process due to a default on loans advanced by Mr. Guo through a trust company, under which Euro Asia (HK) will either receive the proceeds from the auction, if the assets are sold for fair market value, or the titles to the properties. These properties or the cash received from auction shall be reorganized into Euro Asia (HK), which the Company has acquired. If the properties are acquired and vested to the Company and/or its subsidiary, we will then sell the properties as timeshare units at an expected premium above appraised value. The properties will be organized and securitized into retail timeshares and will be entered into the timeshare exchange network currently under development and which will be owned by the Company.

Chenguo will also offer to the Company other assets it owns, in full or in part, including other leisure property or third party assets it is presently negotiating to be included in the platform. The Company will agree to become the exclusive seller of these properties. It is projected that the Company will only repay 75% of the properties’ appraised values.

Under the terms of the agreement, the Company will issue 85,000,000 shares to Chenguo in escrow, so that Chengguo will own a significant portion of the Company on a proforma basis. The escrow arrangement contemplates that if within 9 months the Shandong properties or the rights to sell other assets have not been reorganized into a subsidiary of Euro Asia (HK), 50% of the shares in escrow will be cancelled. In addition, Chenguo will reimburse up to $1 million USD to the Company. If this persists to 18 months, the remaining shares in escrow will be cancelled and the obligations of both parties will be null and void.

The Company will also issue to Chenguo redeemable, voting, non-interest bearing, convertible, preferred shares in escrow. These preferred shares shall be redeemable for cash equal to 75% of the appraised value of the aforementioned properties and will be convertible at no less than US$0.50/share. Redemption will be subject to adequate discretionary cash on hand to continue operations. Any proceeds in excess of this amount will be retained as an asset of the Company.

In order the aid in the financing of the project, Chenguo has also agreed to a US$3 million private placement at US$0.15 to close on or before August 1, 2016. Mr. Hanwei Guo has also agreed to join the Board.

A finder’s fee of 8 million shares will be paid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes for the year ended May 31, 2015, the financial statements and related notes in this Quarterly Report for the period ended February 29, 2016, the risk factors in our 10K for the year ended May 31, 2015, and all of the other information contained elsewhere in this report.

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

As of February 29, 2016, the Gaoping mineral property is still an exploration stage property as it does not yet have proven reserves.

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

On April 9, 2016, the Company signed an agreement with Chenguo Capital Limited ("Chenguo") of 50th Floor, Bank of China Tower, 1 Garden Road, Central, Hong Kong, SAR, a company owned by Mr. Hanwei Guo of China, an entrepreneur with interests in real estate and investments in China. As a result of the transaction, the Company will diversify to also become a timeshare exchange provider, a manager of timeshare assets through agreements, and a developer of timeshare assets with fee relationships with other organizations or resorts.

Under the terms of the agreement, the Company acquires Euro Asia Premier Real Estate (HK) Ltd ("Euro Asia (HK)"), based in Hong Kong and which is owned by Chenguo, to be used as a vehicle in the development of a leisure timeshare exchange platform to be operated in China and in other parts of the world to take advantage of interest and outflow of tourism from China. The Company will deploy US$ 1 million of its cash in order to speed up the development of the aforementioned leisure timeshare exchange platform.

Chenguo also owns the rights to 2 hotels currently under completion and a parcel of land in Weifang, Shandong Province. According to appraisals done in 2011 by DTZ, a global real-estate appraisal and valuation company that recently merged with Cushman Wakefield, the properties were appraised at a combined value of 327 million RMB or approximately US$50.6 million. These properties are presently finalizing a court approved auction process due to a default on loans advanced by Mr. Guo through a trust company, under which Euro Asia (HK) will either receive the proceeds from the auction, if the assets are sold for fair market value, or the titles to the properties. These properties or the cash received from auction shall be reorganized into Euro Asia (HK), which the Company has acquired. If the properties are acquired and vested to the Company and/or its subsidiary, we will then sell the properties as timeshare units at an expected premium above appraised value. The properties will be organized and securitized into retail timeshares and will be entered into the timeshare exchange network currently under development and which will be owned by the Company.

Chenguo will also offer to the Company other assets it owns, in full or in part, including other leisure property or third party assets it is presently negotiating to be included in the platform. The Company will agree to become the exclusive seller of these properties. It is projected that the Company will only repay 75% of the properties' appraised values.

Under the terms of the agreement, the Company will issue 85,000,000 shares to Chenguo in escrow, so that Chengguo will own a significant portion of the Company on a proforma basis. The escrow arrangement contemplates that if within 9 months the Shandong properties or the rights to sell other assets have not been reorganized into a subsidiary of Euro Asia (HK), 50% of the shares in escrow will be cancelled. In addition, Chenguo will reimburse up to $1 million USD to the Company. If this persists to 18 months, the remaining shares in escrow will be cancelled and the obligations of both parties will be null and void.

The Company will also issue to Chenguo redeemable, voting, non-interest bearing, convertible, preferred shares in escrow. These preferred shares shall be redeemable for cash equal to 75% of the appraised value of the aforementioned properties and will be convertible at no less than US$0.50/share. Redemption will be subject to adequate discretionary cash on hand to continue operations. Any proceeds in excess of this amount will be retained as an asset of the Company.

In order the aid in the financing of the project, Chenguo has also agreed to a US$3 million private placement at US$0.15 to close on or before August 1, 2016. Mr. Hanwei Guo has also agreed to join the Board.

A finder's fee of 8 million shares will be paid.

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

Operating results for the nine months ended February 29, 2016 are not necessarily indicative of the results that can be expected for the year ending May 31, 2016.

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

Management reviews the carrying value of mineral properties at least annually and will recognize impairment in value based upon current exploration results, and any impairment or subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations. Mineral property exploration costs are expensed as incurred. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities. As of February 29, 2016, the Company did not have proven or probable ore reserves.

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

At February 29, 2016, the Company had not yet achieved profitable operations and has accumulated losses of $7,437,357 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Results Of Operations

The Company had no operating revenue except interest income of $3,684 for the quarter ended February 29, 2016 compared with interest income of $4,986 for the quarter ended February 28, 2015. The Company had no operating revenue except interest income of $11,121 for the nine months ended February 29, 2016 compared with interest income of $15,727 for the nine months ended February 28, 2015. The net loss for the quarter ended February 29, 2016 decreased to $59,559, as compared to $173,586 for the quarter ended February 28, 2015, and the net loss for the nine months ended February 29, 2016 decreased to $207,440, as compared to $312,688 for the nine months ended February 28, 2015 mainly due to the increase of finance expense caused by extension of share purchase warrants during the periods ended February 28, 2015.

Accounting, audit, legal and professional fees decreased by $121 for the quarter ended February 29, 2016 when compared to the quarter ended February 28, 2015, and accounting, audit, legal and professional fees decreased by $6,613 for the nine months ended February 29, 2016 when compared to the nine months ended February 28, 2015.

Depreciation decreased by $3,928 for the quarter ended February 29, 2016 when compared to the quarter ended February 28, 2015, and Depreciation decreased by $9,002 for the nine months ended February 29, 2016 when compared to the nine months ended February 28, 2015.

Foreign exchange loss increased by $10,299 for the quarter ended February 29, 2016 when compared to the quarter ended February 28, 2015, while Foreign exchange loss increased by $46,546 for the nine months ended February 29, 2016 when compared to the nine months ended February 28, 2015 because of the exchange rate fluctuation among US dollar, Canadian dollar and RMB.

Mineral property costs decreased by $14,025 for the quarter ended February 29, 2016 when compared to the quarter ended February 28, 2015, and Mineral property costs decreased by $29,418 for the nine months ended February 29, 2016 when compared to the nine months ended February 28, 2015 because the Gaoping phosphate property was kept in care and maintenance mode during the period ended February 29, 2016 due to ongoing challenges in the phosphate market.

The Company expects the trend of losses to continue until we can achieve commercial production at the Gaoping phosphate project, of which there can be no assurance as described in Risk Factors.

Liquidity And Working Capital

As of February 29, 2016, the Company had total current assets of $1,262,168 and total current liabilities of $408,446. As of February 29, 2016, the Company had cash totaling $1,242,288, and a working capital surplus of $853,722.

Cash used in operating activities for the nine months ended February 29, 2016 was $171,475 as compared to cash used in operating activities for the nine months ended February 28, 2015 was $171,328.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the U.S. Dollar, we conduct our business in Chinese Yuan (RMB) and Canadian Dollar and, therefore, are subject to foreign currency exchange risk on cash flows related to expenses and investing transactions. In July 2005, the Chinese government began to permit the Chinese Yuan to float against the U.S. Dollar. All of our costs to operate our Chinese project are paid in Chinese Yuan and all of our costs to operate our principal executive office in Canada are paid in Canadian dollar. Our mining costs in China may be incurred under contracts denominated in Chinese Yuan or U.S. Dollars. If the Chinese Yuan continues to depreciate with respect to the U.S. Dollar, our costs in China may decrease. If the Canadian Dollar continues to depreciate with respect to the U.S. Dollar, our costs in Canada may decrease. To date we have not engaged in hedging activities to hedge our foreign currency exposure. In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk.

The majority of the Company's assets, liabilities, revenues and expenses are denominated in Chinese RMB. The appreciation of the RMB against the U.S. dollar would result in an increase in the assets, liabilities, revenues and expenses of the Company and a foreign exchange gain included in comprehensive income. Conversely, the devaluation of the RMB against the U.S. dollar would result in a decrease in the assets, liabilities, revenues and expenses of the Company and a foreign exchange loss included in comprehensive income.

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

ITEM 4. CONTROLS AND PROCEDURES

a.        Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of February 29, 2016, our disclosure controls and procedures were effective as of the end of the period covered by this report.

b.        Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the OTCQB marketplace under the ticker symbol SGGV. As of February 29, 2016, there were 75,730,341 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

On November 25, 2015, the Company signed a letter of intent with Hubei Yaozhihe Chemicals Co. Ltd. ("Hubei Yaozhihe") to form a joint venture company, whose structure has to be negotiated, for conducting and operating the phosphate properties and chemical plants under Hubei Yaozhihe Chemicals Co. Ltd. The letter of intent provides the Company with exclusivity until April 1, 2016 and includes 50% interest of their QiaoGou property, of which the other 50% was recently sold to Xingfa Group for RMB 301,719,400. Hubei Yaozhihe holds 5 mining permits and 4 exploration permits and, according to them, produced approximately 1.9 million tons of phosphate rock in 2014. However, the Company is not going ahead with the project and the letter of intent was expired.

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

Sterling Group Ventures Inc.

/s/ Christopher Tsakok
Christopher Tsakok, President and Chief Executive Officer
Date: April 13, 2016

/s/ Robert Smiley
Robert Smiley, Chief Financial Officer
Date: April 13, 2016

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