Form 10-K
period 2016-05-31
STERLING GROUP VENTURES INC
filed 2016-09-16
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2016

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number: 000-51775

STERLING GROUP VENTURES, INC.
(Exact name of registrant as specified in its charter)

Nevada	72-1535634
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

904 – 1455 Howe Street
Vancouver BC Canada	V6Z 1C2
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (604) 684-1001

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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
Yes [   ]      No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting and non-voting share of Common Stock held by non-affiliates of the registrant was approximately $874,805 based on the closing trading price for the common equity as of November 30, 2015 (at $0.015) .

The number of shares of common stock, par value $0.001 per share, outstanding as of September 15, 2016 was 75,730,341.

Documents incorporated by reference: None.

STERLING GROUP VENTURES INC.
MAY 31, 2016 ANNUAL REPORT ON FORM 10-K

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

PART I

ITEM 1. BUSINESS.

General

We were incorporated in the state of Nevada on September 13, 2001 and established a fiscal year end of May 31. Since our incorporation, we have engaged in the business of mining exploration and development. On January 20, 2004, Sterling completed the acquisition of all of the issued and outstanding shares of Micro Express Ltd. (“Micro”), which was incorporated on July 27, 1994 and engaged in exploration and development of Lithium. Pursuant to the transaction, the Company issued an aggregate of 25,000,000 shares of Sterling’s common stock to the stockholders of Micro in exchange for 100% of the outstanding shares of Micro’s common stock. The business combination was accounted for as a reverse acquisition whereby the purchase method of accounting was used with Micro being the accounting parent and the Company being the accounting subsidiary. The Company has since terminated the joint venture agreements related to the Lithium projects in 2011 as more fully described herein. On July 8, 2011, Sterling acquired a 90% interest in Chenxi County Hongyu Mining Co. Ltd. (“Hongyu”), and the other 10% of Hongyu was transferred to the nominees of Sterling. Pursuant to the transaction, Sterling issued 10,000,000 shares of its common stock to the existing Hongyu shareholders. On April 9, 2016 Sterling signed a Purchase and Sale Agreement (“the Agreement”) with Chenguo Capital Limited. Under the terms of the Agreement, Sterling issued 85,000,000 shares into escrow to be released upon transfer to Sterling of the Business Assets as described in that agreement, and provided $295,726 in working capital towards the development of a timeshare platform. On September 5, 2016 Sterling, Chenguo, and Sterling Group Ventures (HK) Ltd. signed a Settlement and Termination Agreement terminating the aforementioned Purchase and Sale Agreement. As part of the termination, Sterling Group Ventures (HK) Ltd. (formerly named Euro Asia Premier Realty (HK) Ltd.) has been sold back to Chenguo and the Company paid $16,090 to Sterling Group Ventures (HK) Ltd. for its expenses together with the sum of $7,750 to a third party for his expenses incurred in relation to Sterling Group Ventures HK Ltd. to expedite the termination. Any shares issued pursuant to the Agreement have been cancelled. All parties to the Termination Agreement agree not to sue any of the other parties for anything performed or not performed under the Agreement before or after the signing of the Termination Agreement. See Note 10 of the consolidated financial statements for more information.

Given the Chenguo Agreement termination, we will be engaged in the search, exploration and development of phosphate and related minerals in China and other countries.

Our statutory registered agent's office is located at 123 West Nye Lane, Suite 129, Carson City, Nevada 89706 and our business office is located at 904 – 1455 Howe Street, Vancouver, B.C., Canada, V6Z 1C2. Our telephone and fax number is (604) 684-1001.

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

As a mining license was obtained for the Gaoping Phosphate Property and a Chinese engineering report was completed, Hongyu made the following progress. On February 13, 2012, Hongyu received approval for installing the power line for the Gaoping Phosphate Property. Hongyu also reached an understanding for land rental with a local village committee on March 17, 2012. Hongyu signed and completed a land rental agreement with each family in the mining area on March 27, 2012. On April 1, 2012, Hongyu also received conditional safety approval from the Supervision and Management Bureau for Safety Operation of Chenxi County and the project is essentially ready to begin production on a small scale basis to be further ramped up as the development and production plan takes effect. On April 22, 2012, Hongyu signed a mining agreement with the mining contractor, Yichang Rongchang Mining Co. Ltd., to be the operator of the mining and production activities on the project. On June 16, 2012, Hongyu completed power line construction. On July 19, 2012, Hongyu received the explosive operation permit. Accommodations for mining people have been built. An onsite office and accommodations for workers and mining management are complete. The water supply for the mining operation and living quarters is connected to the site. The road to the mining site has been completed. Three adits have been dug and they will be used to access the phosphorite along its strike length.

On March 10, 2013, Hongyu signed a profit sharing agreement with Yichang Baolin Mining Engineering Co. Ltd (“Baolin”) for mining and processing phosphate rock from the Project. Baolin has a processing plant using a scrubbing processing which can process up to 100,000 t/a. However, Baolin has also built a new simple washing processing plant near Gaoping property to reduce the transportation cost. Hongyu has also signed an agreement with the Yichang Yinuo Biotech Co. Ltd (“Yinuo”) to jointly produce and market bio-phosphate fertilizer. Yinuo has its own microbial inoculants and its fertilizer market brand is Mingxinglinde which is an organic biofertilizer. The aforementioned progress is presented as an interim measure to gauge the ease and efficiency of the mining process together with the efficacy of the contractual arrangements made to produce and market the phosphate rock.

As a substantial decrease of phosphate rock and phosphate fertilizer market pricing has occurred, Hongyu has halted further exploration and development since August 2013 until the world market prices rebound and has kept the property in care and maintenance mode. Such an action preserves the phosphate rock in situ and saves operating capital while world prices for phosphate rock are in a depressed state. The Company’s capital contributions to the project were held to a minimum by its contracting the mining and washing functions to Yichang Baolin Mining Engineering Co. Ltd.

The Company has continued the services of several key employees in China to review other mining properties and opportunities. In pursuit of one such opportunity, Hongyu has obtained a registration code from Customs of People’s Republic of China for the import and export business which may afford the Company the opportunity to act as an agent or distributor for the importation and exportation of fertilizer products. Hongyu is also continuously reviewing and looking other opportunities in mining.

As of May 31, 2016, the Gaoping mineral property is still an exploration stage property as it does not yet have proven reserves.

Employees

At present, we have 9 employees in China. We have no employees in Canada, other than our officers and directors. Our officers and directors do not have employment agreements with us, except consulting agreements which can be cancelled with 30 days’ notice.

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

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. Our executive officers and employees have not been subject to the United States Foreign Corrupt Practices Act prior to 2010. We have no control over whether our employees or other agents will or will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may have a material and adverse effect on our business.

The PRC’s legal system is a civil law system based on written statutes, in which system-decided legal cases have little value as precedents unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and/or criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties that are unclear at this time. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We are considered a “foreign persons” or “foreign funded” enterprise under PRC laws, and as a result, we are required to comply with PRC laws and regulations. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of any PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

  levying fines;
  revoking our business and other licenses;
  requiring that we restructure our ownership or operations; and/or requiring that we discontinue any portion or all of our business operations in the PRC.

Restrictions on currency exchange may limit our ability to receive and use our foreign cash effectively.

Foreign exchange transactions by PRC operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including State Administration of Foreign Exchange or SAFE. In particular, if the PRC subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or their respective local counterparts. These limitations could affect the PRC operating subsidiaries’ ability to obtain foreign exchange through debt or equity financing, which could limit our business operations and impact our future revenues and financial condition.

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

Our disclosure controls and procedures and internal control over financial reporting were not effective, which may cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public

Our management evaluated our disclosure controls and procedures as of May 31, 2016 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

We have not yet remediated this material weakness and we believe that our disclosure controls and procedures and internal control over financial reporting continue to be ineffective. Until these issues are corrected, our ability to report financial results or other information required to be disclosed on a timely and accurate basis may be adversely affected and our financial reporting may continue to be unreliable, which could result in additional misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

Exploration Risk

Development of mineral properties is contingent upon obtaining satisfactory exploration results. Mineral exploration and development involves substantial expenses and a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to adequately mitigate.

The Gaoping property has been examined in the field by professional geologists/mining engineers. The Company received the National Instrument 43-101 report (Canadian Standard) entitled “Property Evaluation Report” (PER). The production decision announced was based on Chinese Technical Reports and the PER and not based on a Preliminary Economic Assessment (PEA) or mining study (a Prefeasibility or Feasibility Study) of mineral reserves demonstrating economic and technical viability. Resources that are not reserves do not have demonstrated economic viability. There is an increased risk of technical and economic failure because the development decision was based on inferred resources, without a preliminary economic analysis or mining study as defined by NI 43-101. Professional geologists also made an exploration proposal for the Tanjiachang Exploration Concession which is surrounding the Gaoping property which is under letter of intent with Chenxi County Merchants Bureau, Hunan Province, China. There is no assurance that the exploration license for the Tanjiachang Exploration Concession will be issued. There is no assurance that commercial quantities of ore will be discovered on the Tanjiachang Exploration Concession. There is also no assurance that, even if commercial quantities of ore are discovered, the Tanjiachang Exploration Concession will be brought into commercial production. Since 2012, the Central Government made its move to change the mining laws to provincial jurisdiction. The new application process was held. Previously issued licenses are being honored.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the OTCQB marketplace under the ticker symbol SGGV. As of May 31, 2016, there were 75,730,341 shares of common stock outstanding. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because a significant portion of our operations have been and will be financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new properties and continue our current operations. If our stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

The market price for our common stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, may have a material adverse effect on the market price of our common stock.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our articles of incorporation, as amended, authorizes the issuance of up to 500,000,000 shares of common stock with a par value of $0.001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

Trading of our stock may be restricted by the Securities Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker- dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Need for Additional Financing

The Company does not haves sufficient capital to meet its needs for at least the next 12 months, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. If losses continue, it may have to seek loans or equity placements to cover longer-term cash needs to continue operations and expansion within the next 6 months. The Company does not currently have any commitments for financing.

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

Longitude East 110°26'15" ~ 110°27'05", Latitude North 28°01'49" ~ 28°03'14".

Geological coordinates of Tanjiachang Phosphate Exploration Concession’s ranges:
Longitude East 110° 25'15' ~ 110° 30'00", Latitude North 28°00'00" ~ 28° 07'30". The area is about 32 km2.

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

The Gaoping mining permit was issued on November 10, 2009 and valid until November 10, 2014. On April 29, 2015, Hongyu obtained the renewal of the mining permit, which is valid until April 2, 2018. The number of the permit is 4300002009116120048322. The permit is 0.4247 km2 and the elevation is from +600m to +510m. These 10 boundary points of Gaoping mining permit are surveyed by official land surveyors.

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

As of May 31, 2016, the Company has incurred mineral property costs of $1,176,475 on the Gaoping Phosphate property in addition to acquisition costs $3,271,005.

As a result of prolonged and significant decline in the phosphate metal price and the lack of a planned exploration program on the property in the foreseeable future, the carrying value of the mineral properties and environmental deposit of $3,271,005 was impaired to a nominal amount.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is traded on the OTCQB Marketplace under the symbol “SGGV”. The table below sets forth the high and low sales prices for the Company’s common stock for the fiscal years ended May 31, 2015 and 2016. The quotations below reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Quarter Ended	High ($)	Low ($)

August 31, 2014	0.06	0.02

November 30, 2014	0.02	0.01

February 28, 2015	0.02	0.01

May 31, 2015	0.03	0.01

August 31, 2015	0.03	0.01

November 30, 2015	0.02	0.01

February 29, 2016	0.02	0.01

May 31, 2016	0.04	0.01

Pacific Stock Transfer Company is the registrar and transfer agent for our common shares, and is located at 6725 Via Austi Pkwy, Suite 300 Las Vegas, NV 89119 (Telephone: (702) 361-3033; Facsimile: (702) 433-1979).

On September 15, 2016, we had 75,730,341 shares of common stock outstanding and we had approximately 50 stockholders of record plus common shares held by brokerage clearing houses, depositories or other entity.

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

At May 31, 2016, there were 5,200,000 stock options outstanding with an exercise price at $0.25 each expiring on February 3, 2019. The option plan was approved by the shareholders of the Company.

Share Purchase Warrants

As of May 31, 2016, the Company has a total of 3,817,500 and 20,752,500 Series “A” and “D” share purchase warrants outstanding, respectively.

Each Series “A” warrant entitles the holder thereof the right to purchase one common share at $0.50 per share expiring on the earlier of:

1)	February 17, 2017; or
2)	The 30th day after the day on which the weighted average trading price of the Company's shares exceeds $0.80 per share for 20 consecutive trading days.

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

On February 10, 2015, the Company re-extended the expiry date of the 20,752,500 Series “D” Share Purchase Warrants (the “D” Warrants) from February 17, 2015 to the earlier of February 17, 2017 or the close of business on the 30th day after a takeover bid for the Company’s issued and outstanding share capital has been made by a third party and approved by the shareholders of the Company. The exercise price of the “D” Warrants remains unchanged at $0.15 per share.

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

Results of Operations

The Company had no operating revenue except interest income of $10,961 for the year ended May 31, 2016 compared with interest income of $21,017 for the year ended May 31, 2015. The comprehensive loss increased to $3,091,745 for the year ended May 31, 2016, as compared to $370,332 for the year ended May 31, 2015 mainly due to the provision of impairment on the mineral properties and environmental deposit of $3,271,005.

Due diligent costs increased by $295,726 due to the signed Purchase and Sale Agreement with Chenguo Capital Limited on April 9, 2016.

Finance expense decreased by $107,006 for the year ended May 31, 2016 when compared to the year ended May 31, 2015. This mainly related to the stock-based compensation decreasing to $Nil in the year ended May 31, 2016 compared with stock-based compensation of $107,006 in the year ended May 31, 2015. The stock-based compensation arose due to the extension of share purchase warrants during the year ended May 31, 2015.

Accounting, audit, legal and professional fees decreased by $8,883 for the year ended May 31, 2016 when compared to the year ended May 31, 2015 as a result of less activity in the interim reviews

Foreign exchange gain decreased by $31,515 for the year ended May 31, 2016 when compared to the year ended May 31, 2015, because of the exchange rate fluctuation among US dollar, Canadian dollar and RMB.

Mineral property costs decreased by $51,764 for the year ended May 31, 2016 when compared to the year ended May 31, 2015, because developing the Gaoping phosphate property and building the mining facility was paused during the period ended May 31, 2016 due to ongoing challenges on the phosphate market. In particular, decreases in travel costs by $19,765, consulting Fees by $11,984, and administrative costs by $14,321 for the year ended May 31, 2016 when compared to the year ended May 31, 2015 comprised a large portion of the decrease.

Depreciation decreased by $12,639 for the year ended May 31, 2016 when compared to the year ended May 31, 2015 as a result of normal depreciation of the capital assets.

Corporate travel and entertainment increased by $7,163 for the year ended May 31, 2016 when compared to the year ended May 31, 2015 due to additional flights to China to negotiate the April 2016 Purchase and Sale Agreement.

The Company expects the trend of losses to continue until we can achieve commercial production at the Gaoping phosphate project, of which there can be no assurance as described in Risk Factors.

Liquidity and Working Capital

As of May 31, 2016 the Company had total current assets of $919,778, and total current liabilities of $426,566. As of May 31, 2016, the Company had cash of $907,158 and working capital of $493,212. A balance of approximately $774,776 of cash is held on deposit in China at May 31, 2016. Accessing the cash held on deposits in Hongyu is difficult due to the People Republic of China laws and regulations relating to intercorporate transfers and capital accounts.

Cash used in operating activities for the year ended May 31, 2016 was $507,249 as compared with $204,966 for the year ended May 31, 2015.

The Company has no other capital resources other than the ability to use its common stock to raise additional capital or the exercise of the warrants by the unit holders. If all warrants outstanding are exercised, the Company will receive approximately $5 million in cash. The Company’s current cash cannot meet its needs for the next 12 months. The Company is currently looking at funding its activities such as a private placement, related party advances, sale of non-core assets and possible repatriation of our foreign capital. The Company believes it needs to raise $100,000 in order to meet its needs for the next 12 months. The cash will be mainly used for general administrative, corporate (accounting, audit, and legal), financing and management. The Company currently does not have commitments in place for financing as of the date of this filing.No other commitments to provide additional funds have been made by management or other stockholders except as set forth above. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover operation expenses. This raises substantial doubt that the Company will be able to continue as a going concern. In order to continue as a going concern, we require additional financing.

Off-Balance Sheet Arrangements

As of May 31, 2016, we were not involved in any form of off-balance sheet arrangement.

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

Management reviews the carrying value of mineral properties at least annually and will recognize impairment in value based upon current exploration results, and any impairment or subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations. Mineral property exploration costs are expensed as incurred. Exploration activities conducted jointly with others are reflected at the Company’s proportionate interest in such activities. As at May 31, 2016 and 2015, the Company did not have proven or probable ore reserves. As at May 31, 2016, management reviewed the carrying value of the mineral properties and the environmental deposit and determined that the prolonged and significant decline in phosphate prices and the lack of a current and foreseeable planned exploration budget on its Gaoping phosphate property and has impaired these assets to a nominal value. An impairment charge of $3,271,005 has been recorded in the consolidated statement of operations.

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

Going Concern

The Company’s financial statements have been prepared on a going concern basis which assumes that adequate sources of financing will be obtained as required, and that our assets will be realized and liabilities settled in the ordinary course of business. These consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary if we are unable to continue as a going concern.

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

At May 31, 2016, the Company had not yet achieved profitable operations and has accumulated losses of $10,321,662 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Sterling is involved in the development of Phosphate in Hunan, China. The projects are not yet commercial and have not reached profitability.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the U.S. Dollar, we conduct our business in Chinese Yuan (RMB) and Canadian Dollar and, therefore, are subject to foreign currency exchange risk on cash flows related to expenses and investing transactions. In July 2005, the Chinese government began to permit the Chinese Yuan to float against the U.S. Dollar. All of our costs to operate our Chinese project are paid in Chinese Yuan and all of our costs to operate our principal executive office in Canada are paid in Canadian dollar. Our exploration costs in China may be incurred under contracts denominated in Chinese Yuan or U.S. Dollars. If the Chinese Yuan continues to weaken with respect to the U.S. Dollar, our costs in China may increase. If the Canadian Dollar continues to weaken with respect to the U.S. Dollar, our costs in Canada may increase and vice versa. To date we have not engaged in hedging activities to hedge our foreign currency exposure. In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk. If the exchange rate increased by 10%, it is estimated that our costs would have been approximately $22,000 lower in the year ended May 31, 2016. If the exchange rate were 10% lower during the fiscal year, our costs would increase by approximately $27,000.

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
Vancouver BC V6C 3L2 Canada

Report of Independent Registered Public Accounting Firm

To the Stockholders of Sterling Group Ventures, Inc.

We have audited the accompanying consolidated balance sheets of Sterling Group Ventures, Inc. (the "Company") and its subsidiaries as of May 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sterling Group Ventures, Inc. and its subsidiaries as of May 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Emphasis of Matter Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred a net loss of $3,091,745 during the year ended May 31, 2016 and has a cumulative deficit of $10,321,662 and expects to incur further losses in the development of its business. These factors, along with other matters as set forth in Note 1, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Canada LLP

Chartered Professional Accountants

Vancouver, Canada
September 15, 2016

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

STERLING GROUP VENTURES, INC.
CONSOLIDATED BALANCE SHEETS
May 31, 2016 and 2015

Stated in U.S. dollars	May 31, 2016	May 31, 2015

ASSETS

Current Assets
Cash and cash equivalents	$907,158	$1,433,109
Prepaid expenses and other receivables	12,620	12,762
Total current assets	919,778	1,445,871

Equipment - Note 4	71,422	108,309
Environmental deposit, net of provision - Note 3	1	127,393
Mineral Properties, net of provision - Note 3	1	3,148,740
Total Assets	$991,202	$4,830,313

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and other accrued liabilities - Note 5	$426,566	$420,973
Deferred income tax liability - Note 9	-	732,687
Total Liabilities	426,566	1,153,660

Stockholders' Equity
Common Stock : $0.001 Par Value - Note 6 Authorized : 500,000,000 Issued and Outstanding : 75,730,341 (May 31, 2015: 75,730,341)	75,730	75,730
Additional Paid In Capital	10,831,422	10,831,422
Accumulated Other Comprehensive Loss	(20,854)	(582)
Accumulated deficit	(10,321,662)	(7,229,917)
Total Stockholders' Equity	564,636	3,676,653

Total Liabilities and Stockholders' Equity	$991,202	$4,830,313

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended May 31, 2016 and 2015

	Year ended May 31,
Stated in U.S. dollars	2016	2015

Expenses
Accounting, audit, legal and professional fees	$67,451	$76,334
Bank charges	459	636
Consulting fees - Note 5	20,035	22,750
Depreciation - Note 4	32,138	44,777
Filing fees and transfer agent	8,610	9,752
General and administrative	1,941	1,161
Travel and entertainment	7,163	-
Mineral property costs - Note 3	101,774	153,538
Shareholder information and investor relations	6,700	8,359
Due diligence costs - Note 10	295,726	-
Provision of impairment of mineral properties and deposit - Note 3	3,271,005	-
Project development cost	23,840	-
	(3,836,842)	(317,307)

Other items before tax
Interest income	10,961	21,017
Finance expense - Note 6b	-	(107,006)
Foreign exchange gain(loss)	1,449	32,964
	12,410	(53,025)
	(3,824,432)	(370,332)
Current and deferred tax
Deferred tax recovery -Note 9	732,687	-

Net loss and Comprehensive loss for the year	$(3,091,745)	$(370,332)

Basic and diluted loss per share	$(0.04)	$(0.00)

Weighted average number of shares outstanding	75,730,341	75,730,341

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the years ended May 31, 2016 and 2015

					Deficit
				Accumulated	Accumulated
		Stock	Additional	Other	During The
	Common	Amount At	Paid In	Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Loss	Stage	Total

Balance, May 31, 2014	75,730,341	$75,730	$10,724,416	$(582)	$(6,859,585)	$3,939,979
Revaluation of share purchase warrants	-	-	107,006	-	-	107,006
Net loss for the year	-	-	-	-	(370,332)	(370,332)
Balance, May 31, 2015	75,730,341	75,730	10,831,422	(582)	(7,229,917)	$3,676,653
Issuance of shares - Note 10	93,000,000	-	-	-	-	-
Issuance of shares in escrow - Note 10	(93,000,000)	-	-	-	-	-
Net loss for the year	-	-	-	-	(3,091,745)	(3,091,745)
Translation adjustment	-	-	-	(20,272)	-	(20,272)
Balance, May 31, 2016	75,730,341	$75,730	$10,831,422	$(20,854)	$(10,321,662)	$564,636

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended May 31, 2016 and 2015

	Year ended May 31,
Stated in U.S. dollars	2016	2015
Cash flows from operating activities
Net loss for the year	$(3,091,745)	$(370,332)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	32,138	44,777
Stock based compensation	-	107,006
Foreign exchange	(9,276)	(2,388)
Provision of impairments	3,271,005	-
Deferred tax recovery	(732,687)	-

Changes in non-cash working capital items

Prepaid expenses and other receivables	(260)	16,586
Accounts payable and accrued liabilities	23,576	(615)
Net cash used in operating activities	(507,249)	(204,966)

Cash flows from investing activity
Additions to equipment	(733)	(397)
Net cash used in investing activity	(733)	(397)

Cash flows from financing activity
Amounts repaid to a director included in accounts payable and other accrued liabilities	(17,969)	(34,976)
Net cash used in financing activity	(17,969)	(34,976)

Net decrease in cash and cash equivalents	(525,951)	(240,339)
Cash and cash equivalents - beginning of the year	1,433,109	1,673,448
Cash and cash equivalents - end of the year	$907,158	$1,433,109

See accompanying notes to consolidated financial statements

Sterling Group Ventures, Inc.
Notes to the Consolidated Financial Statements
May 31, 2016
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

Sterling Group Ventures, Inc. (the “Company”) is in the exploration stage. The Company entered into joint venture agreements to explore and develop mineral properties located in China and has not yet determined whether these properties contain reserves that are economically recoverable. The recoverability of amounts from these properties will be dependent upon the discovery of economically recoverable reserves, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the joint venture agreements and to complete the development of the properties and upon future profitable production or proceeds from the sale thereof.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown as these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company incurred a net loss of $3,091,745 during the year ended May 31, 2016 and, as at that date, had a cumulative loss of $10,321,662 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however, there is no assurance of additional funding being available.

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

Sterling Group Ventures, Inc.
Notes to the Consolidated Financial Statements
May 31, 2016
(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies - (cont’d)

Principles of Consolidation

The following subsidiaries were incorporated under the laws of the Territory of the British Virgin Islands on the following dates: Micro Express Holdings Inc. was incorporated on February 25, 2004; Micro Express Ltd. was incorporated on July 27, 1994; Huyana Ventures Limited was incorporated on August 18, 2004; Makaelo Holdings Inc. was incorporated on March 21, 2005, and Makaelo Limited was incorporated on February 14, 2005. Silver Castle Investments Ltd. and Sterling Group Ventures (HK) Limited (formerly Euro Asia Premier Real Estate (HK) Limited) were incorporated in Hong Kong on October 13, 2010 and on October 15, 2014 respectively, and Chenxi County Hongyu Mining Co. Ltd. was incorporated in China on July 4, 2006.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Micro Express Holdings Inc., Micro Express Ltd., Huyana Ventures Limited, Makaelo Holdings Inc., Makaelo Limited, Sterling Group Ventures (HK) Limited ("Sterling HK"), Silver Castle Investments Ltd. ("Silver Castle") and its 100% controlled subsidiary, Chenxi County Hongyu Mining Co. Ltd. ("Hongyu"). All inter-company transactions and account balances have been eliminated.

Mineral Properties

Costs of acquiring mineral properties are capitalized by the project area (Note 3). Costs to maintain mineral rights and leases are expensed as incurred. When a property reaches the production state, the related capitalized costs are amortized using the unit of production method on the basis of annual estimates of ore reserves. Management reviews the carrying value of mineral properties at least annually and will recognize impairment in value based upon current exploration results, and any impairment or subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations. Mineral property exploration costs are expensed as incurred. Exploration activities conducted jointly with others are reflected at the Company’s proportionate interest in such activities. As at May 31, 2016 and 2015, the Company did not have proven or probable ore reserves.

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

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation. The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. No asset retirement obligation was required to be recognized at May 31, 2016 and 2015.

Sterling Group Ventures, Inc.
Notes to the Consolidated Financial Statements
May 31, 2016
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

ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties accrued on unrecognized tax benefits within general and administrative expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in general and administrative expenses in the period that such determination is made. The tax returns for fiscal 2012 through 2016 are subject to audit or review by the US tax authority, whereas fiscal 2008 through 2016 are subject to audit or review by the Canadian tax authority.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions of future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Significant estimates and judgement by management include: useful lives of long-lived assets, impairment considerations and recoverable analysis on our mineral properties and environmental deposit, deferred taxes and ability to continue as a going concern. While the Company believes that the estimates and assumptions used in the preparation of the consolidation financial statements are appropriate, actual results could differ from those estimates.

Sterling Group Ventures, Inc.
Notes to the Consolidated Financial Statements
May 31, 2016
(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies - (cont’d)

Use of Estimates – (cont’d)

Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

The Company did not have any assets or liabilities stated at fair value utilizing Level 1, Level 2 or Level 3 inputs as at May 31, 2016 or 2015.

The Company’s consolidated financial instruments consist of cash, other receivables and accounts payable and accrued liabilities. The carrying values of the Company’s financial instruments approximate fair value due to the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these consolidated financial instruments.

Loss per Share

The Company reports basic and diluted loss per share in accordance with the ASC Topic 260-10, “Earnings Per Share - Overall”. Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back any convertible preferred dividend and the after-tax amount of interest in the period associated with any convertible debt. The numerator is also adjusted for any other changes in income or loss that would result from the assumed conversion of these potential common shares. Common share equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net loss position at the calculation date. At May 31, 2016, the Company had 29,770,000 (2015 - 29,770,000) common share equivalents in respect to options and warrants. Because the Company incurred a loss, the dilutive impact of the outstanding options and warrants have been excluded as the impact would be anti-dilutive.

Sterling Group Ventures, Inc.
Notes to the Consolidated Financial Statements
May 31, 2016
(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies - (cont’d)

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions in Canada, Hong Kong and China. As of May 31, 2016, the Company’s maximum exposure to credit risk is the carrying value of the Company’s cash, and other receivables. The market in China is monitored by the central government, which could impose taxes or restrictions at any time which would make operations unprofitable and infeasible and cause a write- off of investment in the mineral properties. Other factors include political policy on foreign ownership, political policy to open the doors to foreign investors, and political policy on mineral claims and metal prices.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718-10, Compensation - Stock Compensation – Overall. Under this application, the Company is required to record compensation expense, based on the fair value of the awards. In accordance with ASC 718-10, the compensation expense is amortized on a straight- line basis over the requisite service period. ASC Topic 718-10 requires excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid.

The Company has elected to use the Black-Scholes option pricing model to determine the fair value of the options and the extension of the expiry dates of share purchase warrants previously granted.

Sterling Group Ventures, Inc.
Notes to the Consolidated Financial Statements
May 31, 2016
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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU No. 2015-17”). The guidance eliminates the requirement to present deferred tax assets and liabilities as current and noncurrent amounts in a classified balance sheet. The new standard requires deferred tax assets and liabilities to be classified as noncurrent. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period and may be applied either prospectively or retrospectively to all periods presented. The Company is currently evaluating the potential impact of adoption of this guidance on its consolidated financial statements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU No. 2016-02”). The guidance requires that lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The ASU also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. For public companies, the standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2018 with earlier application permitted. The Company is still evaluating the impact of ASU No. 2016-02 on its consolidated financial position and results of operations.

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

Sterling Group Ventures, Inc.
Notes to the Consolidated Financial Statements
May 31, 2016
(Stated in US Dollars)

Note 3	Mineral Properties

A summary of mineral property costs for the cumulative years ended May 31, 2016 and 2015 were incurred and accounted for in the consolidated statement of operations as follows:

Gaoping Phosphate
Summary of mineral property expenditures	Property

Balance, May 31, 2014	$921,163
Administrative	17,682
Consulting fees	28,307
Engineering	2,181
Mining permit	12,925
Travel & promotion	32,857
Wages and benefits	59,586
Balance, May 31, 2015	$1,074,701
Administrative	3,362
Consulting fees	16,323
Mining permit	10,922
Travel & promotion	13,092
Wages and benefits	58,075
Balance, May 31, 2016	$1,176,475

Gaoping Phosphate Property

During the year ended May 31, 2016, the Company incurred mineral property expenditures of $101,774 (May 31, 2015: $153,538). As of May 31, 2016, the Company has incurred total mineral property costs of $1,176,475 (May 31, 2015: $1,074,701) on this property which have been expensed to the statement of operations as disclosed in the table above.

On May 31, 2016, in accordance with its accounting policy, the Company performed an impairment test on the carrying value of the Gaoping Phosphate Property. Due to the prolonged and significant decline in the phosphate price and the lack of planned exploration program on the property, the Company recorded impairment provisions to the mineral properties and its related environmental deposit of $3,147,801 and $123,204, respectively.

Note 4	Equipment

	May 31, 2016			May 31, 2015
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Computer equipment	$14,742	$14,073	$669	$14,126	$13,809	$317
Automobile	56,738	47,962	8,776	60,256	38,801	21,455
Office equipment	3,381	3,381	-	3,590	3,590	-
Machinery	155,012	93,035	61,977	164,625	78,088	86,537
	$229,873	$158,451	$71,422	$242,597	$134,288	$108,309

The depreciation for the year ended May 31, 2016 was $32,138 (May 31, 2015: $44,777).

Sterling Group Ventures, Inc.
Notes to the Consolidated Financial Statements
May 31, 2016
(Stated in US Dollars)

Note 5	Related Party Transactions

The Company was charged consulting fees for administrative, corporate, financial, engineering, and management services during the year ended May 31, 2016 totalling $18,019 (May 31, 2015: $20,728) by companies controlled by a former director and corporate secretary of the Company.

Included in accounts payable and accrued liabilities is $397,181 (May 31, 2015: $415,150) which was due to companies controlled by the directors and former directors for their services provided in previous years.

These transactions were measured at the amount of consideration established and agreed to by the related parties.

Note 6	Capital Stock

a) Capital Stock

There were 93,000,000 shares issued in escrow during the year ended May 31, 2016 in connection with the Purchase and Sale Agreement (Note 10). There was no share issuance during the year ended May 31, 2015.

b) Stock Options

There were no stock options granted during the years ended May 31, 2016 and 2015.

At May 31, 2016, there were 5,200,000 stock options (May 31, 2015: 5,200,000) outstanding and exercisable with an exercise price at $0.25 each expiring on February 3, 2019, with an aggregate intrinsic value of $nil (May 31, 2015: $nil) and a weighted average remaining contractual term of 2.68 years (May 31, 2015: 3.68 years).

c) Share Purchase Warrants

At May 31, 2016, there were 24,570,000 share purchase warrants (May 31, 2015: 24,570,000) outstanding and exercisable with weighted average exercise price at $0.204.

Series	Number	Price	Expiry Date
"A"	3,817,500	$ 0.50	February 17, 2017
"D"	20,752,500	$ 0.15	February 17, 2017
	24,570,000

On February 10, 2015, the Board of Directors of Sterling Group Ventures Inc. ("the Company") approved the extension of 3,817,500 Series "A" Share Purchase Warrants (the "A" Warrants) to the earlier of February 17, 2017 or the close of business on the 30th day after a takeover bid for the Company's issued and outstanding share capital has been made by a third party and approved by the shareholders of the Company. The additional fair value of the 3,817,500 extended life Series “A” Share Purchase Warrants was estimated at $11,305 using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 183%, risk-free interest rates of 0.25% and expected life of two years, and is included in finance expense in the consolidated statement of operations.

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

Sterling Group Ventures, Inc.
Notes to the Consolidated Financial Statements
May 31, 2016
(Stated in US Dollars)

Note 7	Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies through amounts held in China in RMB: Cash and cash equivalents $30,615 (May 31, 2015 - $465,187).

The Company is exposed to fluctuations in foreign currencies through amounts held in Canada in CAD: Cash $15,595 (May 31, 2015 - $3,076).

The Company is exposed to fluctuations in foreign currencies through amounts held in Hong Kong in HKD: Cash $76 (May 31, 2015 - $110).

Note 8	Segment Information

The Company operates in one segment and two geographic locations, Canada and China, with operations in the mineral resources sector. The Company’s assets are allocated to each country as follows:

	May 31, 2016			May 31, 2015
	Canada	China	Total	Canada	China	Total

Cash and cash equivalents	$132,382	$774,776	$907,158	$174,003	$1,259,106	$1,433,109

Prepaid expense, GST receivable and other receivable	6,438	6,182	12,620	5,638	7,124	12,762
Advance to third party	-	-	-	-	-	-
Equipment	154	71,268	71,422	286	108,023	108,309
Environmental deposit	-	1	1	-	127,393	127,393
Mineral properties	-	1	1	-	3,148,740	3,148,740
	$138,974	$852,228	$991,202	$179,927	$4,650,386	$4,830,313

Sterling Group Ventures, Inc.
Notes to the Consolidated Financial Statements
May 31, 2016
(Stated in US Dollars)

Note 9	Deferred Tax Assets

The Company's income tax expense/(recovery) for the years ended May 31, 2016 and 2015 differs from the statutory rates as follows:

	2016	2015

Statutory tax rate	35%	35%

Loss before income taxes	$(3,091,745)	$(370,332)

Statutory rate applied to loss before income taxes	(1,082,100)	(129,600)
Foreign income taxed at other than US statutory rates	282,200	3,600
Permanent difference	-	52,500
Change in valuation allowance	67,213	73,500
Income tax expense/(recovery)	$(732,687)	$-

The significant components of the Company’s deferred tax assets and liabilities are approximately as follows:

	2016	2015
Deferred tax assets
Equipment	$33,500	$26,400
Stock based compensation	1,096,800	1,096,800
Mineral property	54,500	-
Net operating losses	966,200	961,600
Deferred tax assets	2,151,000	2,084,800
Valuation allowance	(2,151,000)	(2,084,800)
Net deferred tax asset	-	-
Deferred tax liabilities:
Mineral property	-	(732,687)
Net deferred tax liability	$-	$(732,687)

At May 31, 2016, the Company has incurred accumulated net operating losses approximately $2,845,000 (2015: $3,016,000) which are available to reduce taxable income in future taxation years. If not utilized to reduce future taxable income, the Company's net operating loss carryforwards will start to expire in 2024.

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

Sterling Group Ventures, Inc.
Notes to the Consolidated Financial Statements
May 31, 2016
(Stated in US Dollars)

Note 10	Purchase and Sale Agreement

On April 9, 2016, the Company signed a Purchase and Sale Agreement ("Agreement") with Chenguo Capital Limited ("Chenguo"). As a result of the transaction, the Company had plans to diversify and become a timeshare exchange provider, a manager of timeshare assets through agreements, and a developer of timeshare assets with fee relationships with other organizations or resorts.

Under the terms of the Agreement, the Company issued 85,000,000 shares on April 19, 2016 to Chenguo. Pursuant to an escrow agreement, the 85,000,000 shares are contingently issuable and only released from escrow upon the completion of the transaction and when the timeshare assets are transferred to the Company. In connection with this agreement, the Company also issued 8,000,000 shares, pursuant to an escrow agreement representing a finder's fee to be released on completion of the transaction.

The Company also remitted RMB1,895,353 ($295,726) to the other party on April 22, 2016 for the development of the timeshare platform.

On September 5, 2016, both parties agreed to terminate the Agreement and the Company agreed to reimburse the parties to the Agreement HK$125,000 ($16,090) on the related expenses incurred.

Pursuant to the termination agreement, on September 9, 2016 the Company cancelled the 85,000,000 shares and 8,000,000 shares issued as finder's fees, subject to the escrow agreement. The Company also expensed in project development cost $295,726 funds advanced for the development of timeshare platform and recorded $16,090 and an additional $7,750 for expenses incurred by other parties affiliated with the Chenguo termination in due diligence cost in the consolidated statement of operations. The Company has determined there is a contingent liability related to the cancellation of the 8,000,000 shares related to the finder's fee. Based on the early stage of the claim and evaluation of the facts available at this time, the amount or range of reasonably possible losses to which the Company is exposed cannot be estimated and the ultimate resolution of this matter and the associated financial impact to the Company, if any, remains uncertain at this time. We believe the claim is without merit and intend to defend ourselves vigorously.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a.        Evaluation of Disclosure Controls and Procedures:

As required by paragraph (b) of Rules 13a-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, these officers concluded that as of the end of the period covered by this annual report on Form 10-K, our company’s disclosure controls and procedures were not effective. The ineffectiveness of our company’s disclosure controls and procedures was due to the existence of material weaknesses identified below.

The disclosure controls and procedures are controls and procedures that are designed to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

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

Based on our evaluation under the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO) (1992 framework), our chief executive officer and our chief financial officer concluded that our internal control over financial reporting were not effective as of May 31, 2016. The ineffectiveness of our internal control over financial reporting was due to the existence of significant deficiencies constituting material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

Management has identified the following material weaknesses:

  We do not have accounting staff with sufficient U.S. GAAP expertise;

  There was insufficient segregation of duties in our finance and accounting function due to limited personnel. During the year ended May 31, 2016, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission. These control deficiencies could result in a material misstatement to our financial statements that would not be prevented or detected; and

  The Company’s Board of Directors has only three directors, with one being independent and the other two not independent directors constituting the audit committee. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company’s consolidated financial statements.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these material weaknesses. In particular, we intend to hire more staff or contract external consultants with U.S. GAAP expertise if we can obtain additional financing and seek an independent audit committee director.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

c.        Changes in Internal Control over Financial Reporting:

There were changes in the Company’s internal control over financial reporting that occurred during the last quarter ended May 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. A new Chief Financial Officer that was appointed on April 11, 2016 and the formation of a two member audit committee who are not independent are the changes in the internal control over financial reporting environment which resulted in informal corporate governance , monitoring and financial statement reviews .

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

As at May 31, 2016, our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected / Appointed
Christopher Tsakok	Chairman of the Board CEO	36	July 18, 2014 July 18, 2014
Gerald Runolfson	Director	74	April 5, 2004
Robert Smiley	Director CFO	72	June 6, 2007 April 11, 2016
Hanwei Guo	Director	43	April 19, 2016

As at August 22, 2016 Mr. Hanwei Guo resigned as a Director of the Company.

Business Experience

The following sets forth the business experience of each of the Company's directors and executive officers:

Christopher J. Tsakok, Chairman & CEO

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

Gerald Runolfson, Professional Engineer, Director

Mr. Runolfson is a professional engineer (P. Eng.) and has been in the construction industry for over 40 years. He is currently President and controlling shareholder of Elkon Products Inc., a company that has the distribution rights for all silica fume produced in Canada. Silica fume is used in oil well cementing operation and concrete construction. Major customers include Halliburton and BJ Services. Mr. Runolfson has been a Director of a number of public companies.

Robert G. Smiley, J. D, Director

Mr. Smiley is a business consultant working with junior companies. He has been self-employed in this capacity for the past ten years. He is a former lawyer who specialized in oil and gas and securities law for twenty-five years. He is currently a director of Richco Investors Inc, Canadian Imperial Ventures Corp., and Silver Grail Resources Inc. He has served on the boards of a number of junior and intermediate companies in the past.

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self- regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Term of Office
Our directors hold office until the next annual meeting of shareholders and until their successors have been elected and qualified, or until they resign or are removed. Our officers are elected by our board of directors. Our officers hold office until the next annual meeting of our board of directors and until their successions have been elected and qualified, or until they resign or are removed.

Family Relationships
A former director of the Company who resigned April 2016 is the husband of the corporate secretary. There are no other family relationships among our directors or officers.

Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of Mr. Christopher Tsakok, and Mr. Robert Smiley. Mr. Christopher Tsakok qualifies as an "audit committee financial expert" as defined in Item 407(5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. During the year ended May 31, 2016, the audit committee met six times. A copy of our audit committee charter is filed as an exhibit to the Form 10-K on August 28, 2009.

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

ITEM 11. EXECUTIVE COMPENSATION

(a) Officers' Compensation.

Compensation paid by the Company for all services provided up to the fiscal years ended May 31, 2016 and 2015 to each of the executive officers and to all officers as a group is set forth below.

SUMMARY COMPENSATION TABLE OF EXECUTIVES
(For fiscal years ended May 31, 2016 and 2015)

		Cash Compensation			Security Grants	TOTAL ($)
Name and Principal Position	Year ended May 31,	Salary ( $) (1)	Bonus ($)	All Other Compensation ( $) (2)	Option Awards ($)
Richard Shao President (resigned on April 3, 2016)	2016	0	0	0	0	0
	2015	0	0	0	0	0
Christopher Tsakok Chairman & CEO	2016	0	0	0	0	0
	2015	0	0	0	0	0
Kathy Wang Secretary	2016	0	0	18,019	0	18,019
	2015	0	0	20,728	0	20,728
Robert Smiley CFO	2016	0	0	0	0	0
	2015	0	0	0	0	0
Officers as A Group	2016	0	0	18,019	0	18,019
	2015	0	0	20,728	0	20,728

(1)	Executive officers did not receive any salary during the fiscal years ended May 31, 2016 or 2015.
(2)	The amounts listed under the Column entitled “All other Compensation” in the “Summary Compensation Table” related to consulting fees earned during the period reported.

(b) Directors' Compensation

Directors who are also officers receive no cash compensation for services as a director. However, the directors will be reimbursed for out-of-pocket expenses incurred in connection with attendance at board and committee meetings. The Company granted options to directors under its 2004 Incentive Stock Option Plan subsequently adopted.

SUMMARY COMPENSATION TABLE OF DIRECTORS
(For fiscal years ended May 31, 2016 and 2015)

		Cash Compensation			Security Grants		TOTAL ($)
Name and Principal Position	Year ended May 31,	Annual Retainer Fees ($)	Meeting Fees ($)	Consulting Fees/ Other Fees ( $)	Option Awards ($)(1)	All Other Compensation ($)
Christopher Tsakok Director	2016	0	0	0	0	0	0
	2015	0	0	0	0	0	0
Richard Shao Director (resigned on April 3, 2016)	2016	0	0	0	0	0	0
	2015	0	0	0	0	0	0
Gerald Runolfson Director	2016	0	0	0	0	0	0
	2015	0	0	0	0	0	0
Robert G. Smiley Director	2016	0	0	0	0	0	0
	2015	0	0	0	0	0	0
Hanwei Guo Director	2016	0	0	0	0	0	0
	N/A	0	0	0	0	0	0
Directors as a Group	2016	0	0	0	0	0	0
	2015	0	0	0	0	0	0

(1)	Please refer Note 6(b) to the financial statements included herein.

During the year ended May 31, 2011, we granted 3,100,000 stock options to our directors or officers. The options are granted at an exercise price of $0.25 per share and expiring on February 3, 2019.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
(For fiscal years ended May 31, 2016)

Name	Number of securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Unvested Shares (#)	Market Value of Unvested Shares ($)	Number of Unearned Unvested Shares (#)	Market Value of Unearned Unvested Shares ($)
Richard Shao President (resigned on April 3, 2016)	800,000	0	0	$0.25	Feb 3, 2019	0	0	0	0
Christopher Tsakok Chairman	300,000	0	0	$0.25	Feb 3, 2019	0	0	0	0
Kathy Wang Secretary	300,000	0	0	$0.25	Feb 3, 2019	0	0	0	0
Gerald Runolfson Director	600,000	0	0	$0.25	Feb 3, 2019	0	0	0	0
Robert G. Smiley Director	600,000	0	0	$0.25	Feb 3, 2019	0	0	0	0
Total	2,600,000	0	0			0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 15, 2016, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated. As of September 15, 2016, there were 75,730,341 common shares issued and outstanding.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class(2)
Common stock	Raoul Tsakok	15,800,000 (3) (5)	20.86%
Common stock	Richard Shao	4,000,000	5.28%
Common stock	Christopher Tsakok	1,910,000 (7)	2.52%
Common stock	Gerald Runolfson	2,000,000 (4)(6)	2.64%
Common stock	Robert Smiley	600,000 (6)	0.79%
	TOTAL	24,310,000	32.10%

(1)	The address of each beneficial owner is 904 – 1455 Howe Street, Vancouver, BC Canada V6Z 1C2

(2)

Based on 75,730,341 shares outstanding as of September 15, 2016 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

(3)	15,000,000 common shares held through Cobilco Inc., a company 100% owned by Mr. Raoul Tsakok.
(4)	Includes 800,000 common shares and 300,000 “A” warrants, and 300,000 “B” warrants held through Elkon Products Inc., a company 100% owned by Mr. Runolfson
(5)	Includes 800,000 stock options.
(6)	Includes 600,000 stock options.
(7)	Includes 300,000 stock options.

Changes in Control

As of September 15, 2016, management had no knowledge of any arrangements which may at a subsequent date result in a change in control of the Company.

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

We have determined that Gerald Runolfson is an independent director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

BDO Canada LLP (“BDO”) provided audit services to the Company in connection with its annual report for the fiscal years ended May 31, 2016 and May 31, 2015. The aggregate fees billed by BDO for the May 31, 2016 year ended audit and the fiscal year 2016 quarterly reviews of the Company was $81,120. The aggregate fees billed by BDO for the May 31, 2015 year ended audit and the fiscal year 2015 quarterly reviews of the Company was $67,945.

Audit Related Fees

No fees were billed by BDO to the Company for professional services that are reasonably related to the audit or review of the Company's financial statements.

Tax Fees

No fees were billed by BDO to the Company in the years ended May 31, 2016 and 2015 for professional tax services.

All Other Fees

No fees were billed by BDO to the Company for other professional services rendered or any other services not disclosed above during the years ended May 31, 2016 and 2015.

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

A list of the exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index beginning on page 43 of this report. Those exhibits incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. Otherwise, the exhibits are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING GROUP VENTURES INC.

By:	/s/ Christopher Tsakok
Christopher Tsakok
Chief Executive Officer and President, (Principal Executive Officer)

Date: September 15, 2016

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher Tsakok
Christopher Tsakok	President and Chief Executive Officer	September 15, 2016
(Principal Executive Officer)
/s/ Robert Smiley
Robert Smiley	Chief Financial Officer	September 15, 2016

/s/ Gerald Runolfson
Gerald Runolfson	Director	September 15, 2016

Index of Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of the Company, (filed as Exhibit 3.1 to the Company's Registration Statement on Form SB-2 filed on July 26, 2002, and incorporated herein by reference).

3.2	Bylaws of the Company (filed as Exhibit 3.2 to the Company's Registration Statement on Form SB-2 filed on July 26, 2002, and incorporated herein by reference).

4.1	Specimen stock certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form SB-2 filed on July 26, 2002, and incorporated herein by reference).

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

10.6

Agreement between the Company, Hongyu Mining Co., Ltd., and the shareholders of Hongyu Mining Co., Ltd., dated October 18, 2010 (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on October 21, 2010, and incorporated herein by reference).

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

10.9

PURCHASE AND SALE AGREEMENT between the Company, Chenguo Capital Limited, and Euro Asia Premier Real Estate (HK), Dated April 9, 2016 (Filed as Exhibit 10.1 to the Company's current report on Form 8- K filed on April 12, 2016, and incorporated herein by reference).

10.10

Settlement and Termination Agreement between the Company, Chenguo Capital Limited, and Sterling Group Ventures (HK) Ltd., Dated August 30, 2016 and Related Undertaking Agreement Dated September 4, 2016 (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on September 7, 2016, and incorporated herein by reference).

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