Form 10-Q
period 2016-08-31
STERLING GROUP VENTURES INC
filed 2016-10-14
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended August 31, 2016.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 14, 2016.

Title of each class	Number of shares
Common Stock, par value $0.001 per share	75,730,341

STERLING GROUP VENTURES, INC.
FORM 10-Q
INDEX

		Page

PART I - FINANCIAL INFORMATION		3

Item 1.	Financial Statements (unaudited)	3

	Unaudited Condensed Interim Consolidated Balance Sheets of Sterling Group Ventures, Inc. at August 31, 2016 and May 31, 2016	3

	Unaudited Condensed Interim Consolidated Statements of Operations for the three months ended August 31, 2016 and 2015	4

	Unaudited Condensed Interim Consolidated Statement of Changes in Stockholders' Equity for the three months ended August 31, 2016 and year ended May 31, 2016	5

	Unaudited Condensed Interim Consolidated Statements of Cash Flows for the three months ended August 31, 2016 and 2015	6

	Notes to the Unaudited Condensed Interim Consolidated Financial Statement	7-11

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls And Procedures	17

PART II - OTHER INFORMATION		18

Item 1.	Legal Proceedings	18

Item 1A	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

Signatures		23

Index to Exhibits		24

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STERLING GROUP VENTURES, INC.
CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
Stated in U.S. dollars
(Unaudited)

	As at
	August 31, 2016	May 31, 2016
ASSETS

Current Assets
Cash and cash equivalents	$789,783	$907,158
Prepaid expenses and other receivable	16,704	12,620
Total current assets	806,487	919,778

Equipment - Note 4	63,477	71,422
Environmental deposit, net of provision - Note 3	1	1
Mineral Properties, net of provision - Note 3	1	1
Total Assets	$869,966	$991,202

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and other accrued liabilities - Note 5	$398,138	$426,566
Total Liabilities	398,138	426,566

Stockholders' Equity
Common Stock : $0.001 Par Value - Note 6
Authorized : 500,000,000 Issued and Outstanding : 75,730,341 (May 31, 2016: 75,730,341)	75,730	75,730
Additional Paid In Capital	10,831,422	10,831,422
Accumulated Other Comprehensive Loss	(35,270)	(20,854)
Accumulated deficit	(10,400,054)	(10,321,662)
Total Stockholders' Equity	471,828	564,636

Total Liabilities and Stockholders' Equity	$869,966	$991,202

See accompanying notes to condensed interim consolidated financial statements

STERLING GROUP VENTURES, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
Stated in U.S. dollars
(Unaudited)

	For the three months ended August 31,
	2016	2015

Expenses
Accounting, audit, legal and professional fees	$48,105	$33,085
Bank charges	300	164
Consulting fees - Notes 5	5,107	5,036
Depreciation - Note 4	6,963	10,125
Filing fees and transfer agent	2,213	2,478
General and administrative	605	671
Travel and entertainment	5,595	-
Mineral property costs - Note 3	21,407	25,094
Shareholder information and investor relations	1,875	750
	(92,170)	(77,403)

Other items
Interest income	112	3,923
Foreign exchange gain(loss)	13,666	(10,488)
	13,778	(6,565)

Net loss and Comprehensive loss for the period	$(78,392)	$(83,968)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	75,730,341	75,730,341

See accompanying notes to condensed interim consolidated financial statements

STERLING GROUP VENTURES, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended August 31, 2016 and year ended May 31, 2016
(Unaudited)

					Deficit
				Accumulated	Accumulated
		Stock	Additional	Other	During The
	Common	Amount At	Paid In	Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Loss	Stage	Total

Balance, May 31, 2015	75,730,341	$75,730	$10,831,422	$(582)	$(7,229,917)	$3,676,653
Issuance of shares - Note 9	93,000,000	-	-	-	-	-
Shares held in escrow - Note 9	(93,000,000)	-	-	-	-	-
Net loss for the year	-	-	-	-	(3,091,745)	(3,091,745)
Translation adjustment	-	-	-	(20,272)	-	(20,272)
Balance, May 31, 2016	75,730,341	$75,730	$10,831,422	$(20,854)	$(10,321,662)	$564,636
Net loss for the period	-	-	-	-	(78,392)	(78,392)
Translation adjustment	-	-	-	(14,416)	-	(14,416)
Balance, August 31, 2016	75,730,341	$75,730	$10,831,422	$(35,270)	$(10,400,054)	$471,828

See accompanying notes to condensed interim consolidated financial statements

STERLING GROUP VENTURES, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Stated in U.S. dollars
(Unaudited)

	For the three months ended August 31,
	2016	2015
Cash flows from operating activities
Net loss for the period	$(78,392)	$(83,968)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	6,963	10,125
Foreign exchange	(13,368)	6,581

Changes in non-cash working capital items
Prepaid expenses and other receivable	(4,150)	(10,281)
Accounts payable and accrued liabilities	3,736	21,293
Net cash used in operating activities	(85,211)	(56,250)

Cash flows from investing activity
Additions to equipment	-	(752)
Net cash used in investing activity	-	(752)

Cash flows from financing activity
Amounts repaid to a director	(32,164)	(13,635)
Net cash used in financing activity	(32,164)	(13,635)

Net decrease in cash and cash equivalents	(117,375)	(70,637)
Cash and cash equivalents - beginning of period	907,158	1,433,109
Cash and cash equivalents - end of period	$789,783	$1,362,472

Supplemental Information :
Cash paid for :
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to condensed interim consolidated financial statements

Sterling Group Ventures, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
August 31, 2016
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

These condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown as these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company incurred a net loss of $78,392 during the period ended August 31, 2016 and, as at that date, had a cumulative loss of $10,400,054 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however, there is no assurance of additional funding being available.

Certain information and footnote disclosures normally included in the condensed interim consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, the condensed interim consolidated financial statements follow the same accounting policies and methods of their application as our May 31, 2016 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these condensed interim consolidated financial statements be read in conjunction with our May 31, 2016 annual consolidated financial statements.

Operating results for the three months ended August 31, 2016 are not necessarily indicative of the results that can be expected for the year ending May 31, 2017.

These condensed interim consolidated financial statements include the accounts of the Company and its wholly- owned subsidiaries, Micro Express Holdings Inc., Micro Express Ltd., Huyana Ventures Limited, Makaelo Holdings Inc., Makaelo Limited, Silver Castle Investments Limited (“Silver Castle”) and its 100% controlled subsidiary, Chenxi County Hongyu Mining Co. Ltd. ("Hongyu"). All inter-company transactions and account balances have been eliminated.

Sterling Group Ventures, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
August 31, 2016
(Unaudited) (Stated in US Dollars)

Note 2	Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the Company’s condensed interim consolidated financial statements.

a. Accounting standards adopted

On June 1, 2016, the Company adopted FASB issued Accounting Standard Update (ASU) 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Allow a Performance Target to Be Achieved After the Requisite Service Period,” which requires that a performance target that could be achieved after the requisite service period be treated as a performance condition that affects the vesting of the award. The Company applies the amendments in ASU 2014-12 prospectively to all awards granted or modified after the effective date. Adoption of the new update to ASU 2014-12 did not have any impact on the financial statements of the Company.

b. Accounting standards not yet adopted

In August, 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently assessing the impact the new standard will have on the financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which modifies the accounting for excess tax benefits and tax deficiencies associated with share-based payments, the accounting for forfeitures, and the classification of certain items on the statement of cash flows. ASU 2016-09 eliminates the requirement to recognize excess tax benefits in additional paid-in capital ("APIC"), and the requirement to evaluate tax deficiencies for APIC or income tax expense classification, and provides for these benefits or deficiencies to be recorded as an income tax expense or benefit in the income statement. With these changes, tax-related cash flows resulting from share-based payments will be classified as operating activities as opposed to financing, as currently presented. The standard is effective for us in the first quarter of fiscal year 2018, although early adoption is permitted. We are currently assessing the impact the new standard will have on our financial statements.

Sterling Group Ventures, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
August 31, 2016
(Unaudited) (Stated in US Dollars)

Note 3	Mineral Properties

A summary of mineral property costs for the period ended August 31, 2016 and year ended May 31, 2016 were incurred and accounted for in the condensed interim consolidated statement of operations as follows:

Gaoping Phosphate
Summary of mineral property expenditures	Property

Balance, May 31, 2015	$1,074,701
Administrative	536
Consulting fees	6,935
Mining permit	2,107
Wages and benefits	15,516
Balance, August 31, 2015	$1,099,795
Administrative	2,826
Consulting fees	9,388
Mining permit	8,815
Travel & promotion	13,092
Wages and benefits	42,559
Balance, May 31, 2016	$1,176,475
Administrative	2,064
Consulting fees	1,880
Travel & promotion	2,601
Wages and benefits	14,862
Balance, August 31, 2016	$1,197,882

a)    Gaoping Phosphate Property

During the period ended August 31, 2016, the Company incurred mineral property expenditures of $21,407 (August 31, 2015: $25,094). As of August 31, 2016, the Company has incurred total mineral property costs of $1,197,882 (May 31, 2016: $1,176,475) on this property which have been expensed to the statement of operations as disclosed in the table above.

On May 31, 2016, in accordance with its accounting policy, the Company performed an impairment test on the carrying value of the Gaoping Phosphate Property. Due to the prolonged and significant decline in the phosphate price and the lack of planned exploration program on the property, the Company recorded impairment provisions to the mineral properties and its related environmental deposit of $3,147,801 and $123,204, respectively, during its fiscal year ended May 31, 2016.

Sterling Group Ventures, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
August 31, 2016
(Unaudited) (Stated in US Dollars)

Note 4	Equipment

	August 31, 2016			May 31, 2016
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Computer equipment	$14,710	$14,139	$571	$14,742	$14,073	$669
Automobile	55,923	50,057	5,866	56,738	47,962	8,776
Office equipment	3,332	3,332	-	3,381	3,381	-
Machinery	152,788	95,748	57,040	155,012	93,035	61,977
	$226,753	$163,276	$63,477	$229,873	$158,451	$71,422

The depreciation for the period ended August 31, 2016 was $6,963 (August 31, 2015: $10,125).

Note 5	Related Party Transactions

The Company was charged consulting fees for administrative, corporate, financial, engineering, and management services during the three-month period ended August 31, 2016 totalling $4,637 (August 31, 2015: $4,541) by company controlled by a former director of the Company.

Included in accounts payable and accrued liabilities is $365,017 (May 31, 2016: $397,181) which was due to companies controlled by the directors and former directors for their services provided in previous years.

These transactions were measured at the amount of consideration established and agreed to by the related parties.

Note 6	Capital Stock

a) Capital Stock

There were 93,000,000 shares issued in escrow during the year ended May 31, 2016 in connection with the Purchase and Sales Agreement and were then cancelled on September 9, 2016 (Note 9). There were no share issuances during the period ended August 31, 2016 and year ended May 31, 2016.

b) Stock Options

There were no stock options granted during the period ended August 31, 2016 and year ended May 31, 2016. At August 31, 2016, there were 5,200,000 stock options (May 31, 2016: 5,200,000) outstanding and exercisable with an exercise price at $0.25 each expiring on February 3, 2019, with an aggregate intrinsic value of $nil (May 31, 2016: $nil) and a weighted average remaining contractual term of 2.43 years (May 31, 2016: 2.68 years).

c) Share Purchase Warrants

At August 31, 2016, there were 24,570,000 share purchase warrants (May 31, 2016: 24,570,000) outstanding and exercisable with weighted average exercise price at $0.204.

Series	Number	Price	Expiry Date
"A"	3,817,500	$ 0.50	February 17, 2017
"D"	20,752,500	$ 0.15	February 17, 2017
	24,570,000

Sterling Group Ventures, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
August 31, 2016
(Unaudited) (Stated in US Dollars)

Note 7	Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies through amounts held in China in RMB: Cash and cash equivalents $14,433 (May 31, 2016 - $30,615).

The Company is exposed to fluctuations in foreign currencies through amounts held in Canada in CAD: Cash $19,025 (May 31, 2016 - $15,595).

The Company is exposed to fluctuations in foreign currencies through amounts held in Hong Kong in HKD: Cash $147 (May 31, 2016 - $76).

Note 8	Segment Information

The Company has offices in Canada and China, with operations in one segment only, i.e. mineral resources sector. The Company’s assets are allocated to each country as follows:

	August 31, 2016			May 31, 2016
	Canada	China	Total	Canada	China	Total

Cash and cash equivalents	$56,227	$733,556	$789,783	$132,382	$774,776	$907,158
Prepaid expense and other receivable	14,326	2,378	16,704	6,438	6,182	12,620
Equipment	121	63,356	63,477	154	71,268	71,422
Environmental deposit	-	1	1	-	1	1
Mineral properties	-	1	1	-	1	1
	$70,674	$799,292	$869,966	$138,974	$852,228	$991,202

Note 9	Purchase and Sales Agreement

On April 9, 2016, the Company signed a Purchase and Sale Agreement (“Agreement”) with Chenguo Capital Limited (“Chenguo”). As a result of the transaction, the Company had plans to diversify and become a timeshare exchange provider, a manager of timeshare assets through agreements, and a developer of timeshare assets with fee relationships with other organizations or resorts.

Under the terms of the Agreement, the Company would be required to issue 85,000,000 shares on April 19, 2016 to Chenguo. Pursuant to an escrow agreement, the 85,000,000 shares are contingently issuable and only released from escrow upon completion of the transaction and when the timeshare assets are transferred to the Company. In connection with this agreement, the Company also issued 8,000,000 shares, pursuant to an escrow agreement, representing a finder’s fee to be released on completion of the transaction.

The Company also remitted RMB1,895,353 ($295,726) to the other party on April 22, 2016 for the development of the timeshare platform.

On September 5, 2016, both parties agreed to terminate the Agreement and the Company agreed to reimburse the parties to the Agreement HK$125,000 ($16,090) on the related expenses incurred.

Pursuant to the termination agreement, on September 9, 2016, the Company cancelled the 85,000,000 escrow shares and 8,000,000 shares issued as finder’s fees, subject to the escrow agreement. During the year ended May 31, 2016, the Company also expensed in project development cost $295,726 funds advanced for the development of timeshare platform and recorded $16,090 and an additional $7,750 for expenses incurred by the other parties affiliated with Chenguo termination in due diligence cost in the consolidated statement of operations. The Company has determined there is a contingent liability related to the cancellation of the 8,000,000 shares related to the finder’s fee. Based on the early stage of the claim and evaluation of the facts available at this time, the amount or range of reasonably possible losses to which the Company is exposed cannot not be estimated and the ultimate resolution of this matter and the associated financial impact to the Company, if any, remains uncertain at this time. We believe the claim is without merit and intend to defend ourselves vigorously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes for the year ended May 31, 2016, the financial statements and related notes in this Quarterly Report for the period ended August 31, 2016, the risk factors in our 10K for the year ended May 31, 2016, and all of the other information contained elsewhere in this report.

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

As of August 31, 2016, the Gaoping mineral property is still an exploration stage property as it does not yet have proven reserves.

On April 9, 2016, the Company signed a Purchase and Sale Agreement ("Agreement") with Chenguo Capital Limited ("Chenguo"). As a result of the transaction, the Company had plans to diversify and become a timeshare exchange provider, a manager of timeshare assets through agreements, and a developer of timeshare assets with fee relationships with other organizations or resorts.

Under the terms of the Agreement, the Company would be required to issue 85,000,000 shares on April 19, 2016 to Chenguo. Pursuant to an escrow agreement, the 85,000,000 shares are contingently issuable and only released from escrow upon completion of the transaction and when the timeshare assets are transferred to the Company. In connection with this agreement, the Company also issued 8,000,000 shares, pursuant to an escrow agreement, representing a finder's fee to be released on completion of the transaction.

The Company also remitted RMB1,895,353 ($295,726) to the other party on April 22, 2016 for the development of the timeshare platform.

On September 5, 2016, both parties agreed to terminate the Agreement and the Company agreed to reimburse the parties to the Agreement HK$125,000 ($16,090) on the related expenses incurred.

Pursuant to the termination agreement, on September 9, 2016, the Company cancelled the 85,000,000 escrow shares and 8,000,000 shares issued as finder's fees, subject to the escrow agreement. The Company also expensed in project development cost $295,726 funds advanced for the development of timeshare platform and recorded $16,090 and an additional $7,750 for expenses incurred by the other parties affiliated with Chenguo termination in due diligence cost in the consolidated statement of operations. The Company has determined there is a contingent liability related to the cancellation of the 8,000,000 shares related to the finder's fee. Based on the early stage of the claim and evaluation of the facts available at this time, the amount or range of reasonably possible losses to which the Company is exposed cannot not be estimated and the ultimate resolution of this matter and the associated financial impact to the Company, if any, remains uncertain at this time. We believe the claim is without merit and intend to defend ourselves vigorously.

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

Basis of Presentation

These condensed interim consolidated financial statements include the accounts of our Company and our wholly-owned subsidiaries, Micro Express Holdings Inc., Micro Express Ltd., Huyana Ventures Limited, Makaelo Holdings Inc., Makaelo Limited, Silver Castle Investments Limited ("Silver Castle") and our 100% controlled subsidiary, Chenxi County Hongyu Mining Co. Ltd. ("Hongyu"). All inter-company transactions and account balances have been eliminated.

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

These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, the condensed interim consolidated financial statements follow the same accounting policies and methods of their application as our May 31, 2016 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these condensed interim consolidated financial statements be read in conjunction with our May 31, 2016 annual consolidated financial statements.

Operating results for the three months ended August 31, 2016 are not necessarily indicative of the results that can be expected for the year ending May 31, 2017.

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

Management reviews the carrying value of mineral properties at least annually and will recognize impairment in value based upon current exploration results, and any impairment or subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations. Mineral property exploration costs are expensed as incurred. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities. As at May 31, 2016, management reviewed the carrying value of the mineral properties and the environmental deposit and determined that the prolonged and significant decline in phosphate prices and the lack of a current and foreseeable planned exploration budget on its Gaoping phosphate property and has impaired these assets to a nominal value. An impairment charge of $3,271,005 has been recorded in the consolidated statement of operations for the year ended May 31, 2016. As at August 31, 2016 and 2015, the Company did not have proven or probable ore reserves.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718-10, Compensation - Stock Compensation - Overall.

In accordance with ASC 718-10, the compensation expense is amortized on a straight- line basis over the requisite service period which approximates the vesting period. ASC Topic 718-10 requires excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid. The Company has elected to use the Black-Scholes option pricing model to determine the fair value of options and the extension of the expiry date of share purchase warrants previously granted

Foreign Currency Translation

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

At August 31, 2016, the Company had not yet achieved profitable operations and has accumulated losses of $10,400,054 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Sterling is involved in the development of Phosphate in Hunan, China. The projects are not yet commercial and have not reached profitability.

Results Of Operations

The Company had no operating revenue except interest income of $112 for the quarter ended August 31, 2016 compared with interest income of $3,923 for the quarter ended August 31, 2015. The net loss for the quarter ended August 31, 2016 decreased to $78,392, as compared to $83,968 for the quarter ended August 31, 2015 as a result of foreign exchange gains of $13,666. Without the foreign exchange gain, overall expenses of would have been $92,170, an increase of $14,767 over the quarter ended August 31, 2015 due to an increase in professional fees.

Accounting, audit, legal and professional fees increased by $15,020 for the quarter ended August 31, 2016 when compared to the quarter ended August 31, 2015 due to complexities in the year-end Audit as a result of the Purchase and Sale Agreement signed with Chenguo which has since been cancelled.

Depreciation decreased by $3,162 for the quarter ended August 31, 2016 when compared to the quarter ended August 31, 2015.

Foreign exchange gain increased by $24,154 for the quarter ended August 31, 2016 when compared to the quarter ended August 31, 2015 because of the exchange rate fluctuation among US dollar, Canadian dollar and RMB.

Travel and entertainment increased by $5,595 for the quarter ended August 31, 2016 when compared to the quarter ended August 31, 2015. These expenses were incurred in relation to the Purchase and Sale Agreement with Chenguo which has since been cancelled.

Mineral property costs decreased by $3,687 for the quarter ended August 31, 2016 when compared to the quarter ended August 31, 2015 because the Gaoping phosphate property was kept in care and maintenance mode during the period ended August 31, 2016 due to ongoing challenges in the phosphate market.

The Company expects the trend of losses to continue until we can achieve commercial production at the Gaoping phosphate project, of which there can be no assurance as described in Risk Factors.

Liquidity And Working Capital

As of August 31, 2016, the Company had total current assets of $806,487 and total current liabilities of $398,138. As of August 31, 2016, the Company had cash totaling $789,783, and a working capital of $408,349. A balance of approximately $733,556 of cash is held on deposit in China at August 31, 2016. The cash held on deposits in Hongyu is regulated by the People Republic of China laws and regulations relating to intercorporate transfers and capital accounts.

Cash used in operating activities for the three months ended August 31, 2016 was $85,211 as compared to cash used in operating activities for the three months ended August 31, 2015 was $56,250.

The Company has no other capital resources other than the ability to use its common stock to raise additional capital or the exercise of the warrants by the unit holders. If all warrants outstanding are exercised, the Company will receive approximately $5 million in cash. The Company's current cash cannot meet its needs for the next 12 months. The Company is currently looking at funding its activities such as a private placement, related party advances, sale of non-core assets and possible repatriation of our foreign capital. The Company believes it needs to raise $100,000 in order to meet its needs for the next 12 months. The cash will be mainly used for general administrative, corporate (accounting, audit, and legal), financing and management. The Company currently does not have commitments in place for financing as of the date of this filing.

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

ITEM 4. CONTROLS AND PROCEDURES

a.        Evaluation of Disclosure Controls and Procedures:

As required by paragraph (b) of Rules 13a-15 under the Exchange Act, the Company's principal executive officer and principal financial officer evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, these officers concluded that as of the end of the period covered by this quarter report on Form 10-Q, the Company's disclosure controls and procedures were not effective. The ineffectiveness of the Company's disclosure controls and procedures was due to the existence of unresolved material weaknesses identified in the company's 10-K for the year ended May 31, 2016.

The disclosure controls and procedures are controls and procedures that are designed to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to the Company's management, including the company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

b.        Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting that occurred during the last quarter ended August 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our disclosure controls and procedures and internal control over financial reporting were not effective, which may cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public

Our management evaluated our disclosure controls and procedures as of August 31, 2016 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the OTCQB marketplace under the ticker symbol SGGV. As of August 31, 2016, there were 75,730,341 shares of common stock outstanding. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

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

Sterling Group Ventures Inc.

/s/ Christopher Tsakok
Christopher Tsakok, President and Chief Executive Officer
Date: October 14, 2016

/s/ Robert Smiley
Robert Smiley, Chief Financial Officer
Date: October 14, 2016

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