Form 10-Q
period 2016-11-30
STERLING GROUP VENTURES INC
filed 2017-01-17
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended November 30, 2016.

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 17, 2017.

Title of each class	Number of shares
Common Stock, par value $0.001 per share	256,016,038

STERLING GROUP VENTURES, INC.
FORM 10-Q
INDEX

		Page

PART I - FINANCIAL INFORMATION		3

Item 1.	Financial Statements (unaudited)	3

	Unaudited Condensed Interim Consolidated Balance Sheets of Sterling Group Ventures, Inc. at November 30, 2016 and May 31, 2016	3

	Unaudited Condensed Interim Consolidated Statements of Operations for the three months and six months ended November 30, 2016 and 2015	4

	Unaudited Condensed Interim Consolidated Statement of Changes in Stockholders' Equity for the six months ended November 30, 2016 and year ended May 31, 2016	5

	Unaudited Condensed Interim Consolidated Statements of Cash Flows for the six months ended November 30, 2016 and 2015	6

	Notes to the Unaudited Condensed Interim Consolidated Financial Statement	7-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls And Procedures	19

PART II - OTHER INFORMATION		20

Item 1.	Legal Proceedings	20

Item 1A	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

Signatures		25

Index to Exhibits		26

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

STERLING GROUP VENTURES, INC.
CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS
Stated in U.S. dollars
(Unaudited)

	As at
	November 30, 2016	May 31, 2016
ASSETS

Current Assets
Cash and cash equivalents	$811,906	$907,158
Prepaid expenses and other receivable	16,116	12,620
Advance to Euroclub Holding Ltd. - Notes 1, 6 & 10	430,000	-
Total current assets	1,258,022	919,778

Equipment - Note 4	54,957	71,422
Environmental deposit, net of provision - Note 3	1	1
Mineral Properties, net of provision - Note 3	1	1
Total Assets	$1,312,981	$991,202

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and other accrued liabilities - Note 5	$422,931	$426,566
Total Liabilities	422,931	426,566

Stockholders' Equity
Common Stock : $0.001 Par Value - Note 6
Authorized : 500,000,000 Issued and Outstanding : 75,730,341 (May 31, 2016: 75,730,341)	75,730	75,730
Additional Paid In Capital	10,831,422	10,831,422
Share subscription received - Note 6	500,000	-
Accumulated Other Comprehensive Loss	(50,668)	(20,854)
Accumulated deficit	(10,466,434)	(10,321,662)
Total Stockholders' Equity	890,050	564,636

Total Liabilities and Stockholders' Equity	$1,312,981	$991,202

See accompanying notes to condensed interim consolidated financial statements

STERLING GROUP VENTURES, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
Stated in U.S. dollars
(Unaudited)

	For the three months ended November 30,		For the six months ended November 30,
	2016	2015	2016	2015

Expenses
Accounting, audit, legal and professional fees	$47,175	$12,441	$95,280	$45,526
Bank charges	259	63	559	227
Consulting fees - Notes 5	4,923	5,042	10,030	10,078
Depreciation - Note 4	6,752	7,451	13,715	17,576
Filing fees and transfer agent	5,872	3,688	8,085	6,166
General and administrative	96	618	701	1,289
Travel and entertainment	-	-	5,595	-
Mineral property costs - Note 3	15,483	35,140	36,890	60,234
Shareholder information and investor relations	3,743	1,875	5,618	2,625
	(84,303)	(66,318)	(176,473)	(143,721)

Other items
Interest income	106	3,514	218	7,437
Interest expense	(112)	-	(112)	-
Foreign exchange gain (loss)	17,929	(1,109)	31,595	(11,597)
	17,923	2,405	31,701	(4,160)

Net loss and Comprehensive loss for the period	$(66,380)	$(63,913)	$(144,772)	$(147,881)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	75,730,341	75,730,341	75,730,341	75,730,341

See accompanying notes to condensed interim consolidated financial statements

STERLING GROUP VENTURES, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the six months ended November 30, 2016 and year ended May 31, 2016
(Unaudited)

						Deficit
					Accumulated	Accumulated
		Stock	Additional	Share	Other	During The
	Common	Amount At	Paid In	Subscription	Comprehensive	Exploration
Stated in U.S. dollars	Shares	Par Value	Capital	Received	Loss	Stage	Total

Balance, May 31, 2015	75,730,341	$75,730	$10,831,422	$-	$(582)	$(7,229,917)	$3,676,653
Issuance of shares - Note 9	93,000,000	-	-	-	-	-	-
Shares held in escrow - Note 9	(93,000,000)	-	-	-	-	-	-
Net loss for the year	-	-	-	-	-	(3,091,745)	(3,091,745)
Translation adjustment	-	-	-	-	(20,272)	-	(20,272)
Balance, May 31, 2016	75,730,341	$75,730	$10,831,422	$-	$(20,854)	$(10,321,662)	$564,636
Share subscription received - Note 6	-	-	-	500,000	-	-	500,000
Net loss for the period	-	-	-	-	-	(144,772)	(144,772)
Translation adjustment	-	-	-	-	(29,814)	-	(29,814)
Balance, November 30, 2016	75,730,341	$75,730	$10,831,422	$500,000	$(50,668)	$(10,466,434)	$890,050

See accompanying notes to condensed interim consolidated financial statements

STERLING GROUP VENTURES, INC.
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Stated in U.S. dollars
(Unaudited)

	For the six months ended November 30,
	2016	2015
Cash flows from operating activities
Net loss for the period	$(144,772)	$(147,881)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	13,715	17,576
Foreign exchange	(26,920)	7,202

Changes in non-cash working capital items
Prepaid expenses and other receivable	(3,648)	(5,677)
Accounts payable and accrued liabilities	35,783	10,292
Net cash used in operating activities	(125,842)	(118,488)

Cash flows from investing activities
Advance to Euroclub Holding Ltd.	(430,000)	-
Additions to equipment	-	(745)
Net cash used in investing activities	(430,000)	(745)

Cash flows from financing activities
Share subscription received	500,000	-
Amounts repaid to a director and former director	(39,410)	(15,484)
Net cash provided by (used in) financing activities	460,590	(15,484)

Net decrease in cash and cash equivalents	(95,252)	(134,717)
Cash and cash equivalents - beginning of period	907,158	1,433,109
Cash and cash equivalents - end of period	$811,906	$1,298,392

Supplemental Information :
Cash paid for :
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to condensed interim consolidated financial statements

Sterling Group Ventures, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
November 30, 2016
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

On November 11, 2016, the Company signed a definitive share exchange agreement with Euroclub Holding Ltd. (“Euroclub”) to acquire all of the issued and outstanding shares of Euroclub and its wholly owned subsidiary companies. The transaction was closed on January 11, 2017. The business combination will be accounted for as a reverse acquisition whereby the purchase method of accounting was used with Euroclub being the accounting acquirer and the Company being the accounting subsidiary upon the completion of the transaction.

Euroclub is a well-established online gaming company, with gaming licenses in Malta and Curacao, providing business-to-business (“B2B”) and business-to-customers (“B2C”) multi-gaming platform under the “Mojo” brand name with a full suite of social and real money gaming products, including online poker, casino games, and third party integrations to live dealer, e-sports, sports betting and skill games. Euroclub has business in Brazil, Russia, India, China and Europe. Mojo offers B2B partners both API integrated and turnkey white label licensing options with comprehensive global payment processing. The Mojo technology is a robust, well established architecture that supports a flexible, customized suite of products for end customers. In addition to Mojo’s multiplayer poker, casino and skill games, Mojo offers multiple 3rd party content providers that are tightly integrated to and managed by Mojo’s back office and state-of-the-art security systems. Mojo supports over 40 payment processors with 24/7 customer support and security and fraud management with multicurrency and multilingual solutions. Mojo hosts affiliate, agent and sub-agent systems and provides solutions for social-play money and land based casinos. Mojo’s technology is a key differentiator that allows the Company to continue to win business from much larger competitors.

Euroclub’s registered office is in Malta with 25 technical staff in Vancouver, Dublin and Barcelona and support over 20 B2B partners and B2C operations with gaming licenses in Malta and Curacao.

Under the terms of the agreement, Sterling will issue 170,285,697 common shares and 791,500 redeemable and exchangeable preferred shares which are convertible into common at $0.20. Once converted, those common shares have 5 warrants attached exercisable at $0.15 with a term of 3 years.

See also Note 10 for the recent development of the transaction.

Sterling Group Ventures, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
November 30, 2016
(Unaudited) (Stated in US Dollars)

Note 1	Nature of Operations and Ability to Continue as a Going Concern – Cont’d

These condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown as these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company incurred a net loss of $144,772 during the period ended November 30, 2016 and, as at that date, had a cumulative loss of $10,466,434 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has signed a reserve takeover transaction with Euroclub Holding Ltd. and raised additional funds of $500,000 by equity financing. Management is in the process of raising additional equity financing for working capital purpose and there is no guarantee that these additional equity financing can be raised.

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

Operating results for the six months ended November 30, 2016 are not necessarily indicative of the results that can be expected for the year ending May 31, 2017.

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

a. Accounting standards adopted

On June 1, 2016, the Company adopted FASB issued Accounting Standard Update (ASU) 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Allow a Performance Target to Be Achieved After the Requisite Service Period”, which requires that a performance target that could be achieved after the requisite service period be treated as a performance condition that affects the vesting of the award. The Company applies the amendments in ASU 2014-12 prospectively to all awards granted or modified after the effective date. Adoption of the new update to ASU 2014-12 did not have any impact on the financial statements of the Company.

Sterling Group Ventures, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
November 30, 2016
(Unaudited) (Stated in US Dollars)

Note 2	Recent Accounting Pronouncements – Cont’d

b. Accounting standards not yet adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. This guidance, as amended by subsequent ASUs on the topic, supersedes current guidance on revenue recognition in Topic 605, Revenue Recognition. This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods. Early application of the guidance is permitted for annual reporting periods beginning after December 31, 2016. The Company is currently evaluating this guidance to determine the potential impact on its consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. ASU 2015-17 requires deferred tax assets and liabilities, along with related valuation allowances, to be classified as non-current on the balance sheet. Each tax jurisdiction will now only have one net non-current deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company does not expect the adoption of this update to have a material effect on the Company’s consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, “Leases”, which requires the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC 840 “Leases.” These amendments also require qualitative disclosures along with specific quantitative disclosures. These amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Entities are required to apply the amendments at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which modifies the accounting for excess tax benefits and tax deficiencies associated with share-based payments, the accounting for forfeitures, and the classification of certain items on the statement of cash flows. ASU 2016-09 eliminates the requirement to recognize excess tax benefits in additional paid-in capital ("APIC"), and the requirement to evaluate tax deficiencies for APIC or income tax expense classification, and provides for these benefits or deficiencies to be recorded as an income tax expense or benefit in the income statement. With these changes, tax-related cash flows resulting from share-based payments will be classified as operating activities as opposed to financing, as currently presented. The standard is effective for us in the first quarter of fiscal year 2018, although early adoption is permitted. We are currently assessing the impact the new standard will have on our financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016- 13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. The amendments in this Update are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on the Company's consolidated financial statements.

Sterling Group Ventures, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
November 30, 2016
(Unaudited) (Stated in US Dollars)

Note 3	Mineral Properties

A summary of mineral property costs for the period ended November 30, 2016 and year ended May 31, 2016 were incurred and accounted for in the condensed interim consolidated statement of operations as follows:

Gaoping Phosphate
Summary of mineral property expenditures	Property

Balance, May 31, 2015	$1,074,701
Administrative	1,855
Consulting fees	12,208
Mining permit	11,098
Travel & promotion	5,312
Wages and benefits	29,761
Balance, November 30, 2015	$1,134,935
Administrative	1,507
Consulting fees	4,115
Mining permit	(176)
Travel & promotion	7,780
Wages and benefits	28,314
Balance, May 31, 2016	$1,176,475
Administrative	2,841
Consulting fees	3,697
Travel & promotion	4,679
Wages and benefits	25,673
Balance, November 30, 2016	$1,213,365

a)        Gaoping Phosphate Property

During the period ended November 30, 2016, the Company incurred mineral property expenditures of $36,890 (November 30, 2015: $60,234). As of November 30, 2016, the Company has incurred total mineral property costs of $1,213,365 (May 31, 2016: $1,176,475) on this property which have been expensed to the statement of operations as disclosed in the table above.

On May 31, 2016, in accordance with its accounting policy, the Company performed an impairment test on the carrying value of the Gaoping Phosphate Property. Due to the prolonged and significant decline in the phosphate price and the lack of planned exploration program on the property, the Company recorded impairment provisions to the mineral properties and its related environmental deposit of $3,147,801 and $123,204, respectively, during its fiscal year ended May 31, 2016. There is no change in the impairment consideration during the period ended November 30, 2016.

Sterling Group Ventures, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
November 30, 2016
(Unaudited) (Stated in US Dollars)

Note 4	Equipment

	November 30, 2016			May 31, 2016
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Computer equipment	$14,642	$14,175	$467	$14,742	$14,073	$669
Automobile	54,247	51,240	3,007	56,738	47,962	8,776
Machinery	148,206	96,723	51,483	155,012	93,035	61,977
	$217,095	$162,138	$54,957	$226,492	$155,070	$71,422

The depreciation for the period ended November 30, 2016 was $13,715 (November 30, 2015: $17,576).

Note 5	Related Party Transactions

The Company was charged consulting fees for administrative, corporate, financial, and management services during the three-month and six-month periods ended November 30, 2016 totalling $4,469 (November 30, 2015: $4,550) and $9,106 (November 30, 2015: $9,091) by company controlled by a former director of the Company, respectively.

Included in accounts payable and accrued liabilities is $357,771 (May 31, 2016: $397,181) which was due to companies controlled by the directors and former directors for their services provided in previous years.

These transactions were measured at the amount of consideration established and agreed to by the related parties.

Note 6	Capital Stock

a) Capital Stock

There were 93,000,000 shares issued in escrow during the year ended May 31, 2016 in connection with the Purchase and Sales Agreement and were then cancelled on September 9, 2016 (Note 9). There were no share issuances during the period ended November 30, 2016 and year ended May 31, 2016.

The Company received subscriptions of $500,000 in November 2016 for 10,000,000 share units at $0.05 each. Each share unit consists of one common share and one Series “F” share purchase warrant exercisable at the price of $0.15 per share, expiring on November 8, 2017. Out of the $500,000 received, the Company advanced $430,000 to Euroclub for general working capital purpose. The advance is non-interest bearing and repayable on demand. See also Note 1 and 10.

b) Stock Options

There were no stock options granted during the period ended November 30, 2016 and year ended May 31, 2016.

At November 30, 2016, there were 5,200,000 stock options (May 31, 2016: 5,200,000) outstanding and exercisable with an exercise price at $0.25 each expiring on February 3, 2019, with an aggregate intrinsic value of $nil (May 31, 2016: $nil) and a weighted average remaining contractual term of 2.18 years (May 31, 2016: 2.68 years).

Sterling Group Ventures, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
November 30, 2016
(Unaudited) (Stated in US Dollars)

Note 6	Capital Stock– Cont’d

c) Share Purchase Warrants

At November 30, 2016, there were 24,570,000 share purchase warrants (May 31, 2016: 24,570,000) outstanding and exercisable with weighted average exercise price at $0.204.

Series	Number	Price	Expiry Date
"A"	3,817,500	$ 0.50	February 17, 2017
"D"	20,752,500	$ 0.15	February 17, 2017
	24,570,000

Note 7	Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies through amounts held in China in RMB: Cash and cash equivalents $1,288 (May 31, 2016 - $30,615).

The Company is exposed to fluctuations in foreign currencies through amounts held in Canada in CAD: Cash $17,722 (May 31, 2016 - $15,595).

The Company is exposed to fluctuations in foreign currencies through amounts held in Hong Kong in HKD: Cash $128 (May 31, 2016 - $76).

Note 8	Segment Information

The Company has offices in Canada and China, with operations in one segment only, i.e. mineral resources sector. The Company’s assets are allocated to each country as follows:

	November 30, 2016			May 31, 2016
	Canada	China	Total	Canada	China	Total

Cash and cash equivalents	$91,432	$720,474	$811,906	$132,382	$774,776	$907,158
Prepaid expense and other receivable	14,380	1,736	16,116	6,438	6,182	12,620
Advance to Euroclub Holding Ltd.	430,000	-	430,000	-	-	-
Equipment	88	54,869	54,957	154	71,268	71,422
Environmental deposit	-	1	1	-	1	1
Mineral properties	-	1	1	-	1	1
	$535,900	$777,081	$1,312,981	$138,974	$852,228	$991,202

Sterling Group Ventures, Inc.
Notes to the Condensed Interim Consolidated Financial Statements
November 30, 2016
(Unaudited) (Stated in US Dollars)

Note 9	Purchase and Sale Agreement

On April 9, 2016, the Company signed a Purchase and Sale Agreement (“Agreement”) with Chenguo Capital Limited (“Chenguo”). As a result of the transaction, the Company had plans to diversify and become a timeshare exchange provider, a manager of timeshare assets through agreements, and a developer of timeshare assets with fee relationships with other organizations or resorts.

Under the terms of the Agreement, the Company would be required to issue 85,000,000 shares on April 19, 2016 to Chenguo. Pursuant to an escrow agreement, the 85,000,000 shares were contingently issuable and only released from escrow upon completion of the transaction and when the timeshare assets are transferred to the Company. In connection with this agreement, the Company also issued 8,000,000 shares, pursuant to an escrow agreement, representing a finder’s fee to be released on completion of the transaction.

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

Note 10	Subsequent Events and Commitments

On December 6, 2016, the Company issued 10,000,000 share units at $0.05 each to its subscribers as described in Note 6.

On December 6, 2016, the Company amended its Articles of Incorporation to authorize the Company to issue up to a total of 700,000,000 shares of all classes of stock; consisting of 200,000,000 shares of preferred stock, par value $0.001 per share (hereinafter the “Preferred Stock”), and 500,000,000 shares of common stock, par value $0.00l per share (hereinafter the “Common Stock”). The terms and limitations of each series of Preferred Stock will be determined by the Board of Directors without shareholders’ approval.

The Company agreed to pay an individual for consulting services in sum of $9,000 which will be settled by issuance of 360,000 shares and 360,000 warrants exercisable at $0.15 each with a one year term. All the shares and shares to be issued upon exercise of warrants will be subject to Rule 144 restrictions, i.e. these restricted shares are not tradable on the market within 6 months after issuance.

The reverse takeover transaction with Euroclub Holding Ltd. was completed on January 11, 2017.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes for the year ended May 31, 2016, the financial statements and related notes in this Quarterly Report for the period ended November 30, 2016, the risk factors in our 10K for the year ended May 31, 2016, and all of the other information contained elsewhere in this report.

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

Overview

Business of Sterling Group Ventures Inc.

Sterling Group Ventures Inc. (the "Company"), through its acquisition of Euroclub Holding Limited, provides a B2B and B2C multi-gaming platform under the MOJO brand name with a full suite of social play money and real money gaming products, including online poker, casino games, and third party integrations to live dealer, e-sports, sports betting and skill games. Mojo offers B2B partners both API integrated and turnkey white label licensing options with an advanced iGaming platform, back-office suite and global payment processing.

Share Exchange Agreement with Euroclub Holding Ltd.

On November 11, 2016, the Company signed a definitive share exchange agreement with Euroclub Holding Ltd. ("Euroclub") to acquire all of the issued and outstanding shares of Euroclub and its wholly owned subsidiary companies. As a result, Euroclub will become a subsidiary of Sterling with business in Brazil, Russia, India, China and Europe. The company's online gaming platform is being launched in India and China.

Euroclub is a well-established online gaming company, with gaming licenses in Malta and Curacao, providing business-to-business ("B2B") and business-to-customers ("B2C") multi-gaming platform under the "Mojo" brand name with a full suite of social and real money gaming products, including online poker, casino games, and third party integrations to live dealer, e-sports, sports betting and skill games. Mojo offers B2B partners both API integrated and turnkey white label licensing options with comprehensive global payment processing. The Mojo technology is a robust, well established architecture that supports a flexible, customized suite of products for end customers. In addition to Mojo's multiplayer poker, casino and skill games, Mojo offers multiple 3rd party content providers that are tightly integrated to and managed by Mojo's back office and state-of-the-art security systems. Mojo supports over 40 payment processors with 24/7 customer support and security and fraud management with multicurrency and multilingual solutions. Mojo hosts affiliate, agent and sub-agent systems and provides solutions for social-play money and land based casinos. Mojo's technology is a key differentiator that allows the Company to continue to win business from much larger competitors.

The Euroclub management team is experienced and is positioned to rapidly grow the business, both organically and through strategic acquisitions. The Company has a number of key international partnerships and initiatives that should drive the growth profile to our goal of doubling revenues each year to 2020. As well, our technology is well known in the industry and we believe our proprietary platform is 'best of breed'. We are expanding our offerings to social gaming, emerging markets, and mobile/tablet devices while increasing the line-up of our own games. Our marketing team continues to target mid-size operators requiring more custom and specialized B2B services with a focus on emerging market opportunities. Our consumer strategy is driven by offering high quality games and bigger rewards to players acquired through affiliate partnerships.

Euroclub's registered office is in Malta with 25 technical staff in Vancouver, Dublin and Barcelona and support over 20 B2B partners and B2C operations with gaming licenses in Malta and Curacao.

Under the terms of the agreement, Sterling will issue 170,285,697 common shares and 791,500 redeemable and exchangeable preferred shares which are convertible into common at $0.20. Once converted, those common shares have 5 warrants attached exercisable at $0.20 with a term of 3 years. As of January 11, 2017, these shares have been issued and the transaction has now closed.

Purchase and Sale Agreement with Chenguo Capital Limited

On April 9, 2016, the Company signed a Purchase and Sale Agreement ("Agreement") with Chenguo Capital Limited ("Chenguo"). As a result of the transaction, the Company had plans to diversify and become a timeshare exchange provider, a manager of timeshare assets through agreements, and a developer of timeshare assets with fee relationships with other organizations or resorts.

Under the terms of the Agreement, the Company would be required to issue 85,000,000 shares on April 19, 2016 to Chenguo. Pursuant to an escrow agreement, the 85,000,000 shares were contingently issuable and only released from escrow upon completion of the transaction and when the timeshare assets are transferred to the Company. In connection with this agreement, the Company also issued 8,000,000 shares, pursuant to an escrow agreement representing a finder's fee to be released on completion of the transaction.

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

Operating results for the six months ended November 30, 2016 are not necessarily indicative of the results that can be expected for the year ending May 31, 2017.

14

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

Management reviews the carrying value of mineral properties at least annually and will recognize impairment in value based upon current exploration results, and any impairment or subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations. Mineral property exploration costs are expensed as incurred. Exploration activities conducted jointly with others are reflected at the Company's proportionate interest in such activities. As at May 31, 2016, management reviewed the carrying value of the mineral properties and the environmental deposit and determined that the prolonged and significant decline in phosphate prices and the lack of a current and foreseeable planned exploration budget on its Gaoping phosphate property and has impaired these assets to a nominal value. An impairment charge of $3,271,005 has been recorded in the consolidated statement of operations for the year ended May 31, 2016. As at November 30, 2016 and 2015, the Company did not have proven or probable ore reserves.

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

At November 30, 2016, the Company had not yet achieved profitable operations and has accumulated losses of $10,466,434 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. On November 11, 2016 the Company signed a Share Exchange Agreement through which the Company acquired Euroclub and its operations in the online gaming business. On November 16, 2016 the Company completed a private placement for $500,000 in order to help fund its existing operations and Euroclub's operations. The Company has no assurance that Euroclub's operations will be able to fund the Company's operations in the short-term, but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Results Of Operations

The Company had no operating revenue except interest income of $106 for the three months ended November 30, 2016 compared with interest income of $3,514 for the quarter ended November 30, 2015. The Company had no operating revenue except interest income of $218 for the six months ended November 30, 2016 compared with interest income of $7,437 for the six months ended November 30, 2015. The operating loss for the three months ended November 30, 2016 increased to $66,380, as compared to $63,913 for the three months ended November 30, 2015. The operating loss for the six months ended November 30, 2016 decreased to $144,772, as compared to $147,881 for the six months ended November 30, 2015.

Accounting, audit, legal and professional fees increased by $34,734 for the three months ended November 30, 2016 when compared to the same period in 2015 and accounting, audit, legal and professional fees increased by $49,754 for the six months ended November 30, 2016 when compared to the same period in 2015. This was primarily due to an increase in audit and legal fees arising from the cancellation of the Purchase and Sale Agreement with Chenguo.

Depreciation decreased by $699 for the three months ended November 30, 2016 when compared to the same period in 2015, and depreciation decreased by $3,861 for the six months ended November 30, 2016 when compared to the same period in 2015. This decrease was as a result of some equipment becoming fully depreciated and because the Company was in a maintenance period no new equipment was purchased.

Foreign exchange gain (loss) increased by $19,038 for the three months ended November 30, 2016 when compared to the same period in 2015, while foreign exchange gain (loss) increased by $43,192 for the six months ended November 30, 2016 when compared to the same period in 2015 because of the exchange rate fluctuation among US dollar, Canadian dollar and RMB. Specifically, this was primarily due to the RMB/USD exchange rate changing from 0.15191 RMB/USD to 0.14524 RMB/USD.

Mineral property costs decreased by $19,657 for the three months ended November 30, 2016 when compared to the same period in 2015, and Mineral property costs decreased by $23,344 for the six months ended November 30, 2016 when compared to the same period in 2015 because the Gaoping phosphate property was kept in care and maintenance mode during the period ended November 30, 2016 due to ongoing challenges in the phosphate market.

Shareholder information and investor relations increased by $1,868 for the three months ended November 30, 2016 when compared to the same period in 2015, while Shareholder information increased by $2,993 for the six months ended November 30, 2016 when compared to the same period in 2015 due to the announcements relating to the Share Exchange Agreement signed with Euroclub.

Filing fee and transfer agent increased by $2,184 for the three months ended November 30, 2016 when compared to the same period in 2015, while Filing fee and transfer agent increased by $1,919 for the six months ended November 30, 2016 when compared to the same period in 2015.

The Company expects the trend of losses to continue until we can achieve operating income from our online gaming business, of which there can be no assurance as described in Risk Factors.

Liquidity And Working Capital

As of November 30, 2016, the Company had total current assets of $1,258,022 and total current liabilities of $422,931. As of November 30, 2016, the Company had cash totaling $811,906, and a working capital balance of $835,091. This is an increase from the previous quarter due to the private placement completed on November 16, 2016 of which $70,000 was retained by Sterling with the balance advanced to Euroclub. A balance of approximately $720,474 of cash is held on deposit in China at November 30, 2016. Accessing the cash held on deposits in Hongyu is difficult due to the People Republic of China laws and regulations relating to intercorporate transfers and capital accounts.

Cash used in operating activities for the six months ended November 30, 2016 was $125,842 as compared to cash used in operating activities for the six months ended November 30, 2015 was $118,488. This increase was due to fees arising out of the cancellation of the Purchase and Sale Agreement with Chenguo as well as the signing of the Share Exchange Agreement with Euroclub.

The Company has no other capital resources other than the ability to use its common stock to raise additional capital or the exercise of the warrants by the unit holders. If all warrants outstanding are exercised, the Company will receive approximately $5 million in cash. The Company's current cash cannot meet its needs for the next 12 months. The Company is currently looking at funding its activities such as a private placement, related party advances, sale of non-core assets and possible repatriation of our foreign capital. The Company believes it needs to raise $1,000,000 in order to meet its needs for the next 12 months. The cash will be mainly used for general administrative, corporate (accounting, audit, and legal), financing, management and for the online gaming operations of Euroclub. The Company completed a private placement on November 16, 2016 for $500,000, of which $430,000 was advanced to Euroclub. The Company currently does not have commitments in place for further financing as of the date of this filing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the U.S. Dollar, we conduct our business in Chinese Yuan (RMB), Canadian Dollar, and Euro and, therefore, are subject to foreign currency exchange risk on cash flows related to expenses and investing transactions. In July 2005, the Chinese government began to permit the Chinese Yuan to float against the U.S. Dollar. All of our costs to operate our Chinese project are paid in Chinese Yuan and all of our costs to operate our principal executive office in Canada are paid in Canadian dollar. Our mining costs in China may be incurred under contracts denominated in Chinese Yuan or U.S. Dollars. If the Chinese Yuan continues to depreciate with respect to the U.S. Dollar, our costs in China may decrease. If the Canadian Dollar continues to depreciate with respect to the U.S. Dollar, our costs in Canada may decrease. To date we have not engaged in hedging activities to hedge our foreign currency exposure. In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk.

With the acquisition of Euroclub, the majority of the Company's assets, liabilities, revenues and expenses will be denominated in Euros. The appreciation of the Euro against the U.S. dollar would result in an increase in the assets, liabilities, revenues and expenses of the Company and a foreign exchange gain included in comprehensive income. Conversely, the devaluation of the Euro against the U.S. dollar would result in a decrease in the assets, liabilities, revenues and expenses of the Company and a foreign exchange loss included in comprehensive income.

Although inflation has not materially impacted our operations in the recent past, increased inflation in China, Canada, or elsewhere could have a negative impact on our operating and general and administrative expenses, as these costs could increase. China has recently experienced inflationary pressures, which could increase our costs associated with our operations in China. If there are material changes in our costs, we may seek to raise additional funds earlier than anticipated.

ITEM 4. CONTROLS AND PROCEDURES

a.        Evaluation of Disclosure Controls and Procedures:

As required by paragraph (b) of Rules 13a-15 under the Exchange Act, the Company's principal executive officer and principal financial officer evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, these officers concluded that as of the end of the period covered by this quarter report on Form 10-Q, the Company's disclosure controls and procedures were not effective. The ineffectiveness of the Company's disclosure controls and procedures was due to the existence of unresolved material weaknesses identified in the Company's 10-K of May 31, 2016.

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

b.        Changes in Internal Control over Financial Reporting:

There were changes in the Company's internal control over financial reporting that occurred during the last quarter ended November 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. A new Chief Financial Officer that was appointed on December 6, 2016 and the formation of a two member audit committee who are independent are the changes in the internal control over financial reporting environment which resulted in informal corporate governance, monitoring and financial statement reviews.

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

There is Substantial Doubt About the Company’s Ability to Continue as a Going Concern

Sterling Group Ventures Inc. (the "Company"), through its acquisition of Euroclub Holding Limited, provides a B2B and B2C multi-gaming platform under the MOJO brand name with a full suite of social play money and real money gaming products, including online poker, casino games, and third party integrations to live dealer, e-sports, sports betting and skill games. The Company has not yet achieved profitable operations and is dependent on its ability to raise capital from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. These factors could raise substantial doubt that the Company will be able to continue as a going concern.

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

Foreign exchange transactions by PRC operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including State Administration of Foreign Exchange or SAFE. In particular, if the PRC subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or their respective local counterparts. These limitations could affect the PRC operating subsidiaries' ability to obtain foreign exchange through debt or equity financing, which could limit our business operations and impact our future revenues and financial condition.

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

Our disclosure controls and procedures and internal control over financial reporting were not effective, which may cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public

Our management evaluated our disclosure controls and procedures as of November 30, 2016 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

Limited Financial Resources

Furthermore, the Company has limited financial resources with no assurance that sufficient funding will be available to it for future exploration and development or to fulfill its obligations under current agreements. There is no assurance that the Company will be able to obtain adequate financing in the future or that the terms of such financing will be favorable. Failure to obtain such additional financing could result in delay or indefinite postponement of further development of its business.

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the OTCQB marketplace under the ticker symbol SGGV. As of November 30, 2016, there were 75,730,341 shares of common stock outstanding. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

As of January 11, 2017, 170,285,697 additional common shares were issued in connection with the Share Exchange Agreement with Euroclub. Once these shares become unrestricted, the Company's float (shares available to the public) would increase, which could lead to a decrease in the volatility of the Company's share price.

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

Our articles of incorporation, as amended, authorizes the issuance of up to 500,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

If the Company fails to retain existing customers or add new customers, or if its customers decrease their level of engagement with its products, our potential revenues may be significantly reduced.

The size and level of customer engagement are critical to the Company's success. The Company's financial results will depend on its success in adding, retaining, and engaging active customers and partners. If the Company's products are not deemed to be enjoyable, reliable, and trustworthy, the Company may not be able to attract or retain new customers or partners. In addition, there is no guarantee that the Company will not see a decline in popularity and engagement after initial excitement over its products run out. A number of factors can affect customer engagement including, but not limited to, competition, failed product offerings, changes in customer preferences, changes in technology, technical difficulties, and regulatory changes.

Changes in Political Environment Could Affect Online Gaming Business.

Through its acquisition of Euroclub, the Company's business moving forward will primarily be within the online gaming industry. Recent trends have been toward the legalization of online gaming in a number of jurisdictions. Should this trend stop, or should there be a reversal in this trend it could have a significant impact on the profitability and strategic direction of the Company moving forward. Additionally, increased regulatory requirements or increased licensing requirements could significantly impact the Company's results, as would any changes to the relevant tax laws.

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

Need for Additional Financing

The Company does not haves sufficient capital to meet its needs for at least the next 12 months, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. If losses continue, it may have to seek loans or equity placements to cover longer-term cash needs to continue operations and expansion within the next 12 months. The Company believes it needs to raise $1,000,000 in order to meet its needs for the next 12 months.

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

Other Risks and Uncertainties

The business of online gaming involves a high degree of risk. Few companies are ultimately able to achieve profitable operations. Risks facing the Company include competition, reliance on third parties and joint-venture partners, environmental and insurance risks, political and environmental instability, statutory and regulatory requirements, foreign currency fluctuations, share price volatility, licensing risks, and uncertainty of additional financing.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company received subscriptions of $500,000 in November 2016 for 10,000,000 share units at $0.05 each. Each share unit consists of one common share and one Series "F" share purchase warrant exercisable at the price of $0.15 per share, expiring on November 8, 2017. The 10,000,000 share units were issued on December 6, 2016. Of the total raised, $430,000 was advanced to Euroclub in order to fund their operations. The remainder was retained by the Company for its operations and led to the increase in cash described in the Liquidity and Working Capital section.

On January 11, 2017 the Company completed its Share Exchange Agreement with Euroclub and issued 170,285,697 common shares in exchange for 100% of the shares of Euroclub.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

On December 6, 2016, the Company filed amendment with its Articles of Incorporation to the Secretary of State of Nevada as follows:

FOURTH ARTICLE

The total number of shares of all classes of stock which the Company shall have authority to issue is 700,000,000 shares; consisting of 200,000,000 shares of preferred stock, par value $0.001 per share (hereinafter the "Preferred Stock"), and 500,000,000 shares of common stock, par value $0.00l per share (hereinafter the "Common Stock").

And

FIFTH ARTICLE

The Board of Directors shall consist of at least one (1) Board Member but not more than thirteen (13) and may from time to time be increased or decreased in such manner as shall be provided by the bylaws of this corporation within the designated limits. In addition the Directors may set the rights, preferences and designations to the Company's Preferred Shares without a shareholders' meeting.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits beginning on page 26 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sterling Group Ventures Inc.

/s/ Nicolaos Mellios
Nicolaos Mellios, Chief Executive Officer
Date: January 17, 2017

/s/ Christopher MacPherson
Christopher MacPherson, Chief Financial Officer
Date: January 17, 2017

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

10.11

SHARE EXCHANGE AGREEMENT between the Company and Euroclub Holding Ltd. , dated November 11, 2016 (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on November 16, 2016, and incorporated herein by reference).

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