Form 10-KT
period 2016-12-31
STERLING GROUP VENTURES INC
filed 2018-05-10
CIK 1175416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[   ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
June 1 2016 to December 31 2016.

Commission file number: 000-51775

STERLING GROUP VENTURES, INC.
(Exact name of registrant as specified in its charter)

Nevada	72-1535634
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

520 – 409 Granville St
Vancouver BC Canada	V6C 1T2
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (604) 564-0765

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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
Yes [   ]        No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S–T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]        No [X]

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

The aggregate market value of the voting and non-voting share of Common Stock held by non-affiliates of the registrant was approximately $12,859,551 based on the price at which the common equity was sold as of November 30, 2016 (at $0.15) .

The number of shares of common stock, par value $0.001 per share, outstanding as of was 85,730,341.

Documents incorporated by reference: None.

STERLING GROUP VENTURES INC.
DECEMBER 31, 2016 TRANSITIONAL REPORT ON FORM 10-K

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

Phosphate Overview

Phosphate rock is a general description applied to several kinds of rock which contain significant concentrations of phosphate minerals, which are minerals that contain the phosphate ion in their chemical structure and is the eleventh most abundant element in the lithosphere.

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

As a mining license was obtained for the Gaoping Phosphate Property and a Chinese engineering report was completed, Hongyu is making progress on this property as follows. On February 13, 2012, Hongyu received approval for installing the power line for the Gaoping Phosphate Property. Hongyu also reached an understanding for land rental with a local village committee on March 17, 2012. Hongyu signed and completed a land rental agreement with each family in the mining area on March 27, 2012. On April 1, 2012, Hongyu also received conditional safety approval from the Supervision and Management Bureau for Safety Operation of Chenxi County and the project is essentially ready to begin production on a small-scale basis to be further ramped up as the development and production plan takes effect. On April 22, 2012, Hongyu signed a mining agreement with the mining contractor, Yichang Rongchang Mining Co. Ltd., to be the operator of the mining and production activities on the project. On June 16, 2012, Hongyu completed power line construction. On July 19, 2012, Hongyu received the explosive operation permit. Accommodations for mining people have been built. An onsite office and accommodations for workers and mining management are complete. The water supply for the mining operation and living quarters is connected to the site. The road to the mining site has been completed. Three adits have been dug and they will be used to access the phosphorite along its strike length.

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

As of December 31, 2016, the Gaoping mineral property is still an exploration stage property as it does not yet have proven reserves.

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

Employees

At of December 31, 2016, we have 8 employees in China. We have no employees in Canada, other than our officers and directors. Our officers and directors do not have employment agreements with us, except consulting agreements which can be cancelled with 30 days’ notice.

New Business

On November 11th, 2016, Sterling Group signed a definitive share exchange agreement with Euroclub Holding Ltd (“Euroclub”). As a result, Euroclub will become a subsidiary of Sterling with business in Brazil, Russia, India, China and Europe. The company’s online gaming platform is being launched in India and China.

As a result of the acquisition, Mr. Nick Mellios, the founder, CEO and shareholder of Euroclub, who resides in Vancouver, British Columbia, will be appointed CEO of Sterling. Mr. Mellios has been in the online gaming business since 1999. He graduated from the University of British Columbia with a Bachelor of Science degree in Mathematics and an MBA in 1995. Mr. Mellios has replaced Mr. Tsakok, MBA, CFA as CEO, who will remain an independent director and Chairman of the Audit Committee.

Euroclub has enjoyed substantial growth as per its unaudited financial statements over the past 2 years with revenue of €406,030 in 2014 and €655,224 in 2015.

Euroclub is a well-established online gaming company that provides a B2B and B2C multi-gaming platform under the MOJO brand name with a full suite of social and real money gaming products, including online poker, casino games, and third party integrations to live dealer, e-sports, sports betting and skill games. Mojo offers B2B partners both API integrated and turnkey white label licensing options with comprehensive global payment processing. Mojo’s registered office is in Malta with 25 technical staff in Vancouver, Dublin and Barcelona and support over 20 B2B partners and B2C operations with gaming licenses in Malta and Curacao.

On April 14, 2017, the Board of Directors approved the changing of the Company's fiscal year end from May 31 to December 31. A transition report covering the period from May 31, 2016 to December 31, 2016 will be filed on Form 10-K.

On November 1, 2017, Sterling Group successfully closed the Honyu operations, mining project and company in China. Management reports the mine and bank accounts were closed and the funds remaining less expenses were repatriated back to the Canadian subsidiary. As part of the closure procedure, Sterling Group provided the directors of Honyu indemnification from any claims thereof resulting from Honyu’s phosphate mining project.

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

Limited Management Resource Development Experience

The Company does not have a track record of exploration and mining operation history. The Company's management has limited experience in mineral resource development and exploitation and has relied on and may continue to rely upon consultants and others for development and operation expertise.

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

Limited Public Market, Possible Volatility of Share Price

The Company's Common Stock is currently quoted on the OTCQB marketplace under the ticker symbol SGGV. As of December 31, 2016, there were 85,730,341 shares of common stock outstanding. There can be no assurance that a trading market will be sustained in the future.

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

The Honyu’s phosphate deposit is located in China which, as a result of its operations, exposes the Company to political and market risks in China. Exports of phosphate rock are currently subject to an export tax due to domestic phosphate requirements.

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
3. X=3103920 Y=37445430        4. X=3104210 Y=37445300
5. X=3104593 Y=37445604        6. X=3104555 Y=37445715
7. X=3104215 Y=37445465        8. X=3103910 Y=37445600
9. X=3102915 Y=37445065        10. X=3102000 Y=37444850

The Gaoping mining permit was issued on November 10, 2009 and valid until November 10, 2014. On April 29, 2015, Hongyu obtained the renewal of the mining permit, which is valid until April 2, 2018. The number of the permit is 4300002009116120048322. The permit is 0.4247 km2 and the elevation is from +600mto+510m. These 10 boundary points of Gaoping mining permit are surveyed by official land surveyors.

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

As of December 31, 2016, the Company has incurred mineral property costs of $1,219,158 on the Gaoping Phosphate property in addition to acquisition costs $3,271,005. On November 1, 2017, Sterling Group successfully closed the Honyu operations, mining project and company in China. Management reports the mine and bank accounts were closed and the funds remaining less expenses were repatriated back to the Canadian subsidiary. As part of the closure procedure, Sterling Group provided the directors of Honyu indemnification from any claims thereof resulting from Honyu’s phosphate mining project.

ITEM 3. LEGAL PROCEEDINGS

We are aware of one claim against the Company. On May 15, 2017, the Company received notice that a civil claim was filed by Mr. Nicholas Edward Yuen-Zong Chan (the “Plaintiff”) in the Vancouver Registry of the Supreme Court of British Columbia on May 5, 2017. The Company filed their response on June 6, 2017, wherein they denied the plaintiff’s claim. The Plaintiff is claiming that he is entitled to eight million common shares as a finder’s fee for a terminated acquisition transaction to acquire US$50 million of real estate or cash in China. There is no signed contract or agreement of any kind in writing to prove this agreement exists. The Plaintiff claims that he has a verbal agreement with the Company that he is owed eight million common shares regardless of whether the related transaction closed or not. When the China real estate transaction was terminated on September 2, 2016, the Company returned all of the acquisition and finder’s fee shares that were being held in escrow to the transfer agent for cancellation.

The Company denies that it ever had a finder’s fee agreement with Mr. Nicholas Chan. Instead, it had a verbal finder’s fee agreement with Mr. Patrick Chan, the Plaintiff’s father, and that all of the parties agreed that the finder’s fee shares would be held in escrow pending closing and that closing of the transaction was clearly a condition to having the shares released from escrow. The reason the finder’s fee shares held in escrow were registered in the name of Mr. Patrick Chan’s son is because at the time Mr. Patrick Chan requested that his shares be registered that way. In any event, the shares never vested because the Company never received anything of value, and also lost about US$300,000 that they had advanced to the intended subsidiary for software development which was also never verified by Mr. Patrick Chan when asked to do so. After the share certificate was issued by the transfer agent, the Company found out that Mr. Patrick Chan was a director and major shareholder of the acquisition target. Normally finder’s fees are not paid to directors of either company in a transaction, but only to arm’s length parties. This may explain why he wanted the shares registered in his son’s name. When it became clear to the Company during the due diligence process that the vendors did not own the real estate assets, the Company moved to terminate the acquisition agreement. Mr. Patrick Chan, who was representing the Chinese vendor, refused to provide documentation to prove the assets were owned by the vendor. Prior to terminating the agreement, the Company hired international law firm Dentons to check on the assets in China and they reported that the vendor had no connection to the assets. At this point the parties have disclosed documents to each other and the next step will be discovery of witnesses which is expected to be completed this year. The next step would be to schedule a trial.

The court will have to decide whether or not a verbal finder’s fee agreement between the Company and Mr. Nicholas Chan existed at all, and if so, whether it entitled him to immediate payment of eight million shares of common stock even if the whole transaction is cancelled. The former CEO, Mr. Christopher Tsakok, has strongly denied both of these assertions by the Plaintiff, and there is nothing in writing between the parties that has been disclosed to suggest otherwise. Our corporate counsel, Thomas Braun, interviewed Mr. Raoul Tsakok who was CEO prior to his son Mr. Christopher Tsakok being appointed. Both of the Tsakok’s have denied all of the Plaintiff’s claims and are outraged by it. Nicholas and Patrick Chan were also interviewed over the telephone for over one hour. They continually changed their story and contradicted themselves. Mr. Patrick Chan had no explanation why as a chartered accountant he would not have an agreement for eight million shares in writing if only for the Company’s audit and his income tax purposes. Based on the evidence that has been disclosed it is hard for me to see how the plaintiff will prove their case beyond a balance of probabilities which is the test used in civil court. In our opinion the Plaintiff has a low probability of success, based on all of the evidence that has been disclosed so far. However, court cases can be unpredictable at times, and we estimate the potential damages in the unlikely event that the Plaintiff is successful.

The Plaintiff claims damages in the range of US$1,120,000 to US$1,440,000 which they base upon the highest trading value of the Company’s stock which occurred around December 2016 and January 2017. In the alternative, the Plaintiff claims quantum meriut damages. It is hard to imagine that the Plaintiff would be entitled to any quantum merit damages since the company lost money on the deal, therefore, there is no unjust enrichment on behalf of the Company and the Plaintiff provided nothing of value. The deemed value of the shares upon issuance was US$144,000. Therefore, if the Plaintiff is successful in proving their case the range of damages Is between US$144,000 and US$1,440,000.

The management of the Company believes that this is a nuisance claim that has no merit, and we intend to defend against it vigorously.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is traded on the OTCQB Marketplace under the symbol “SGGV”. The table below sets forth the high and low sales prices for the Company’s common stock for the fiscal years ended May 31, 2015 & 2016 and the period ended of December 31, 2016. The quotations below reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Quarter Ended	High ($)	Low ($)
February 28, 2015	0.02	0.01
May 31, 2015	0.03	0.01
August 31, 2015	0.03	0.01
November 30, 2015	0.02	0.01
February 29, 2016	0.02	0.01
May 31, 2016	0.04	0.01
August 31, 2016	0.035	0.021
November 30, 2016	0.15	0.018
December 31, 2016	0.l7	0.10

Pacific Stock Transfer Company is the registrar and transfer agent for our common shares, and is located at 6725 Via Austi Pkwy, Suite 300 Las Vegas, NV 89119 (Telephone: (702) 361-3033; Facsimile: (702) 433-1979).

On December 31, 2016, we had 85,730,341 shares of common stock outstanding and we had 53 stockholders of record plus common shares held by brokerage clearing houses, depositories or other entity.

Dividend Policy

We currently intend to retain all future earnings to fund the development and growth of our business. We have not paid dividends on our common stock and do not anticipate paying cash dividends in the immediate future. We did not repurchase any of our equity securities and have not adopted a stock repurchase program.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

On February 3, 2004, the Board of Directors of the Company approved the 2004 Stock Option Plan, which was also approved at the Company’s Annual Meeting of Shareholders on January 17, 2005 and registered on May 12, 2004. Pursuant to the stock option plan, the number of shares that may be issued under the plan may not exceed 15% of the issued and outstanding shares of the company.

On April 27, 2011, the Company granted 4,700,000 stock options to directors, officers and consultants at an exercise price of $0.25 each expiring on February 3, 2019. The options were vested immediately.

On November 3, 2011, the Company granted 500,000 stock options to a consultant at an exercise price of $0.25 each expiring on February 3, 2019. The options were vested immediately.

At December 31, 2016, there were 5,200,000 stock options outstanding with an exercise price at $0.25 each expiring on February 3, 2019. The option plan was approved by the shareholders of the Company.

Share Purchase Warrants

As of December 31, 2016, the Company has a total of 3,817,500, 20,752,500, and 10,000,000 Series “A”, “D” and “F” share purchase warrants outstanding, respectively.

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

The Series “A” warrant was extended to May 17, 2017 and subsequently expired
The Series “D” warrant was extended to September 17, 2017 and subsequently expired
The Series “F’ warrant issued in conjunction with a Rule 144 Private Placement based upon the exemption from registration found in Section 4(2) and Regulation S of the Securities Act announced November 11, 2016, expired in December, 2017.

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

On November 11, 2016, Sterling Group signed a definitive share exchange agreement with Euroclub Holding Ltd (“Euroclub”). As a result, Euroclub will become a subsidiary of Sterling with business in Brazil, Russia, India, China and Europe. The company’s online gaming platform is being launched in India and China.

As a result of the acquisition, Mr. Nick Mellios, the founder, CEO and shareholder of Euroclub, who resides in Vancouver, British Columbia, will be appointed CEO of Sterling. Mr. Mellios has been in the online gaming business since 1999. He graduated from the University of British Columbia with a Bachelor of Science degree in Mathematics and an MBA in 1995. Mr. Mellios has replaced Mr. Tsakok, MBA, CFA as CEO, who will remain an independent director and Chairman of the Audit Committee.

Euroclub has generated growth as per its unaudited financial statements over the past 2 years with revenue of €406,030 in 2014 and €655,224 in 2015.

Euroclub is a well-established online gaming company that provides a B2B and B2C multi-gaming platform under the MOJO brand name with a full suite of social and real money gaming products, including online poker, casino games, and third party integrations to live dealer, e-sports, sports betting and skill games. Mojo offers B2B partners both API integrated and turnkey white label licensing options with comprehensive global payment processing. Mojo’s registered office is in Malta with 25 technical staff in Vancouver, Dublin and Barcelona to support over 20 B2B partners and B2C operations with gaming licenses in Malta and Curacao.

Results of Operations

The Company had no operating revenue except interest income of $191 for the period from June 1, 2016 to December 31, 2016 compared with interest income of $10,961 for the year ended May 31, 2016. The comprehensive loss decreased to $242,250 for the period from June 1, 2016 to December 31, 2016, as compared to $3,091,745 for the year ended May 31, 2016 mainly due to the decreased impairment of mineral properties and environmental deposit of $3,271,005.

Accounting, audit, legal and professional fees increased by $45,470 for the period ended December 31, 2016 when compared to the year ended May 31, 2016 mainly due to the changing of the Company's fiscal year end from May 31 to December 31 and preparing a transition report covering the period from May 31, 2016 to December 31, 2016.

Foreign exchange gain increased by $37,250 for the period ended December 31, 2016 when compared to the year ended May 31, 2016, because of the exchange rate fluctuation among US dollar, Canadian dollar and RMB.

Mineral property costs decreased by $59,091 for the period ended December 31, 2016 when compared to the year ended May 31, 2016, because developing the Gaoping phosphate property and building the mining facility was paused during the period ended May 31, 2016 due to ongoing challenges on the phosphate market. In particular, decreases in travel costs by $7,548, consulting Fees by $12,051, administrative costs by $336, mining permit by $10,922, and wages by $28,234 for the period ended December 31, 2016 when compared to the year ended May 31, 2016 comprised a large portion of the decrease.

Depreciation decreased by $16,228 for the period ended December 31, 2016 when compared to the year ended May 31, 2016.

Travel decreased by $1,568 for the period ended December 31, 2016 when compared to the year ended May 31, 2016.

The Company expects the trend of losses to continue until we can achieve commercial production at the Gaoping phosphate project, of which there can be no assurance as described in Risk Factors.

Liquidity and Working Capital

As of December 31, 2016, the Company had total current assets of $1,307,035 ($919,778 as of May 31, 2016), and total current liabilities of $424,031 ($426,566 as of May 31, 2016). As of December 31, 2016, the Company had cash of $736,596 ($907,158 as of May 31, 2016) and working capital of $883,004 ($493,212 as of May 31, 2016). A balance of approximately $714,309 of cash is held on deposit in China at December 31, 2016 compared with $774,776 of cash is held on deposit in China at May 31, 2016. Accessing the cash held on deposits in Hongyu is difficult due to the People Republic of China laws and regulations relating to intercorporate transfers and capital accounts.

Cash used in operating activities for the period ended December 31, 2016 was $190,577 as compared with $499,422 for the year ended May 31, 2016.

The Company has no other capital resources other than the ability to use its common stock to raise additional capital or the exercise of the warrants by the unit holders. If all warrants outstanding are exercised, the Company will receive approximately $5 million in cash. The Company’s current cash can meet its needs for at least the next 12 months. The cash will be mainly used for mining property exploration and development, general administrative, corporate (accounting, audit, and legal), financing and management.

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

Off-Balance Sheet Arrangements

As of December 31, 2016 and May 31, 2016, we were not involved in any form of off-balance sheet arrangement.

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

Foreign Currency Translation

(i) Functional and presentation currency

The financial statements of each entity in the Company are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The consolidated financial statements are presented in US dollars.

The functional currency of Sterling Group Ventures, Inc. is US dollars.
The functional currency of Sterling HK and Silver Castle is Hongkong dollars.
The functional currency of Hongyu is Renminbi (“RMB”).
The functional currency of the Company’s all other subsidiaries is US dollars.

The financial statements of Sterling HK, Silver Castle and Hongyu (“foreign operations”) are translated into the US dollar presentation currency as follows:

       •        Assets and liabilities – at the closing rate at the date of the balance sheets
       •        Income and expenses – at the average rate of the period (as this is considered a reasonable approximation of actual rates)

All resulting changes are recognized in other comprehensive income (loss) as translation adjustments.

When the settlement of a monetary item receivable from or payable to a foreign operation is neither planned nor likely in the foreseeable future, foreign exchange gains and losses arising from the item are considered to form part of the net investment in a foreign operation and are recognized in other comprehensive income.

When an entity disposes of its entire interest in a foreign operation, or loses control, joint control, or significant influence over a foreign operation, the foreign currency gains or losses accumulated in other comprehensive income related to the foreign operation are recognized in profit or loss.

(ii) Transactions and balances

Foreign currency transactions are translated into the functional currency of an entity using the exchange rates prevailing at the dates of the transactions. Generally, foreign exchange gains and losses resulting from the settlement of foreign currency transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in currencies other than an operation’s functional currency are recognized in the statement of operations and net loss.

Mineral Property Costs

Exploration and evaluation costs include costs to acquire exploration rights, geological studies, exploratory drilling and sampling and directly attributable administrative costs.

Exploration and evaluation costs relating to non-specific projects or properties or those incurred before the Company has obtained legal rights to explore an area are expensed in the period incurred. In addition, exploration and evaluation costs, other than direct acquisition costs, are expensed before a mineral resource is identified as having economic potential.

Exploration and evaluation costs are capitalized as mineral interests when a mineral resource is identified as having economic potential on a property. A mineral resource is considered to have economic potential when it is expected that documented resources can be legally and economically developed considering long-term metal prices. As at December 31, 2016 and May 31, 2016, the Company did not have proven or probable ore reserves.

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

Significant estimates and judgement by management include: impairment considerations of long-lived assets, contingent liabilities related to pending litigation (note 9) and deferred taxes and ability to continue as a going concern. While the Company believes that the estimates and assumptions used in the preparation of the consolidation financial statements are appropriate, actual results could differ from those estimates.

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

At December 31, 2016, the Company had not yet achieved profitable operations and has accumulated losses of $10,563,912 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Sterling is transitioning to a technology company and the projects are not yet commercial and have not reached profitability.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the U.S. Dollar, we conduct our business in Chinese Yuan (RMB) and Canadian Dollar and, therefore, are subject to foreign currency exchange risk on cash flows related to expenses and investing transactions. In July 2005, the Chinese government began to permit the Chinese Yuan to float against the U.S. Dollar. All of our costs to operate our Chinese project are paid in Chinese Yuan and all of our costs to operate our principal executive office in Canada are paid in Canadian dollar. Our exploration costs in China may be incurred under contracts denominated in Chinese Yuan or U.S. Dollars. If the Chinese Yuan continues to appreciate with respect to the U.S. Dollar, our costs in China may increase. If the Canadian Dollar continues to appreciate with respect to the U.S. Dollar, our costs in Canada may increase and vice versa. To date we have not engaged in hedging activities to hedge our foreign currency exposure. In the future, we may enter into hedging instruments to manage our foreign currency exchange risk or continue to be subject to exchange rate risk. If the exchange rate increased by 10% , it is estimated that our costs would have been approximately $28,000 lower in the period ended December 31, 2016. If the exchange rate were 10% lower during the period from June 1, 2016 to December 31, 2016, our costs would increase by approximately $28,000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders of Sterling Group Ventures, Inc.,

We have audited the accompanying consolidated balance sheet of Sterling Group Ventures, Inc. and its subsidiaries (the “Company”) as at December 31, 2016, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the period from June 1, 2016 to December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016, and the consolidated results of its operations and its cash flows for the period from June 1, 2016 to December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, as at December 31, 2016, the Company had an accumulated loss of $10,563,912 since its inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Other Matter

The consolidated financial statements of Sterling Group Ventures, Inc. as at and for the year ended May 31, 2016 were audited by another auditor who expressed an unmodified opinion on these statements in their report dated September 15, 2016.

Vancouver, Canada	Chartered Professional Accountants
May 1, 2018	Licensed Public Accountants

STERLING GROUP VENTURES, INC.
CONSOLIDATED BALANCE SHEETS
Stated in U.S. dollars

		As at
	Note	December 31, 2016	May 31, 2016
ASSETS

Current Assets

Cash		$736,586	$907,158
Prepaid expenses and other receivable		15,972	12,620
Advance to Euroclub Holding Ltd.	5	554,477	-

Total current assets		1,307,035	919,778

Equipment	4	77	71,422
Environmental deposit, net of provision	3	1	1
Mineral Properties, net of provision	3	1	1

Total Assets		$1,307,114	$991,202

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities		$424,031	$426,566

Total Liabilities		424,031	426,566

Stockholders' Equity
Preferred Stock : $0.001 Par Value Authorized : 200,000,000; Issued and Outstanding : none	6	-	-
Common Stock : $0.001 Par Value Authorized : 500,000,000; Issued and Outstanding : 85,730,341 (May 31, 2016: 75,730,341)	6	85,730	75,730
Additional Paid In Capital		11,321,422	10,831,422
Share subscription received	6	97,392	-
Accumulated Other Comprehensive Loss		(57,549)	(20,854)
Accumulated deficit		(10,563,912)	(10,321,662)
Total Stockholders' Equity		883,083	564,636

Total Liabilities and Stockholders' Equity		$1,307,114	$991,202

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Stated in U.S. dollars

		Period from June 1, 2016	Year ended
	Note	to December 31, 2016	May 31, 2016
Expenses

Accounting, audit, legal and professional fees		$112,921	$67,451
Impairment of equipment	4	52,129	-
Mineral property costs	3	42,683	101,774
Consulting fees		34,814	20,035
Depreciation	4	15,910	32,138
Filing fees and transfer agent		9,022	8,610
Shareholder information and investor relations		6,451	6,700
Travel and entertainment		5,595	7,163
General and administrative		789	1,941
Bank charges		826	459
Impairment of mineral properties
and deposit	3	-	3,271,005
Due diligence costs	9	-	295,726
Project development cost	9	-	23,840
		(281,140)	(3,836,842)
Other items
Interest income, net		191	10,961
Foreign exchange gain		38,699	1,449
Net loss before income taxes		(242,250)	(3,824,432)

Current and deferred tax
Deferred tax recovery	10	-	732,687

Net loss		$(242,250)	$(3,091,745)

Other comprehensive loss, net of tax
Foreign currency translation adjustments		(36,695)	(20,272)

Comprehensive loss		(278,945)	(3,112,017)

Basic and diluted loss per share		$(0.00)	$(0.04)

Weighted average number of shares outstanding		76,945,294	75,730,341

See accompanying notes to consolidated financial statements

STERLING GROUP VENTURES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the period from June 1, 2016 to December 31, 2016 and year ended May 31, 2016

			Stock			Accumulated
			Amount	Additional	Share	Other
		Common	At Par	Paid In	Subscription	Comprehensive	Accumulated
Stated in U.S. dollars	Note	Shares	Value	Capital	Received	Loss	Deficit	Total

Balance, May 31, 2015		75,730,341	$75,730	$10,831,422	$-	$(582)	$(7,229,917)	$3,676,653
Issuance of shares	6 (a), 9	93,000,000	-	-	-	-	-	-
Shares held in escrow	6 (a), 9	(93,000,000)	-	-	-	-	-	-
Net loss for the year		-	-	-	-	-	(3,091,745)	(3,091,745)
Other comprehensive income		-	-	-	-	(20,272)	-	(20,272)
Balance, May 31, 2016		75,730,341	$75,730	$10,831,422	$-	$(20,854)	$(10,321,662)	$564,636
Issuance of shares	6 (a)	10,000,000	10,000	490,000	-	-	-	500,000
Share subscription received	6 (a)	-	-	-	97,392	-	-	97,392
Net loss for the period		-	-	-	-	-	(242,250)	(242,250)
Other comprehensive income		-	-	-	-	(36,695)	-	(36,695)
Balance, December 31, 2016		85,730,341	$85,730	$11,321,422	$97,392	$(57,549)	$(10,563,912)	$883,083

STERLING GROUP VENTURES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Stated in U.S. dollars

	Period from June 1, 2016	Year ended
	to December 31, 2016	May 31, 2016
Cash flows from operating activities
Net loss	$(242,250)	$(3,091,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,910	32,138
Foreign exchange gain	(38,699)	(1,449)
Impairment of equipment	52,129	-
Impairment of mineral properties and
deposit	-	3,271,005
Deferred tax recovery	-	(732,687)

Changes in non-cash working capital items
Prepaid expenses and other receivable	(3,537)	(260)
Accounts payable and accrued liabilities	25,870	23,576
Net cash used in operating activities	(190,577)	(499,422)

Cash flows from investing activity
Advance to Euroclub Holding Ltd.	(554,477)	-
Additions to equipment	-	(733)
Net cash used in investing activity	(554,477)	(733)

Cash flows from financing activity
Share subscription received	97,392	-
Proceeds from issuance of shares	500,000	-
Amounts repaid to directors	(28,401)	(17,969)
Net cash provided by (used in) financing activity	568,991	(17,969)

Effects of foreign currency exchange rate changes in cash	5,490	(7,827)

Net decrease in cash	(176,063)	(518,124)
Cash - beginning balance	907,158	1,433,109
Cash - ending balance	$736,586	$907,158

Supplemental Information :
Cash paid for :
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to consolidated financial statements

Sterling Group Ventures, Inc.
Notes to the Consolidated Financial Statements
December 31, 2016
(Stated in US Dollars)

Note 1 - Nature of Operations and Ability to Continue as a Going Concern

Sterling Group Ventures, Inc. (“the Company”) was incorporated in the State of Nevada on September 13, 2001 and its fiscal year-end was May 31. On April 14, 2017, the Board of Directors approved the change in the Company’s fiscal year end to December 31. The Company was in the business of exploring and developing mineral property located in China.

On November 11, 2016, the Company signed a definitive share exchange agreement with Euroclub Holding Ltd. (“Euroclub”) to acquire all of the issued and outstanding shares of Euroclub and its wholly owned subsidiary companies. The transaction was closed on January 11, 2017 (Note 11). The business combination will be accounted for as a reverse acquisition whereby the purchase method of accounting was used with Euroclub being the accounting acquirer and the Company being the accounting subsidiary upon the completion of the transaction.

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown as these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company incurred a net loss of $242,250 during the period ended December 31, 2016 and, as at that date, had a cumulative loss of $10,563,912 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management raised additional funds of $500,000 and $703,992 by equity financing during the period ended December 31, 2016 (Note 6(a)) and in April 2017 (Note 11), respectively. Management is in the process of raising additional equity financing for working capital purpose and there is no guarantee that these additional equity financing can be raised.

Note 2 - Summary of Significant Accounting Policies

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America “US GAAP”). Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates, which have been made using careful judgement. Actual results may vary from these estimates.

The consolidated financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Sterling Group Ventures, Inc.
Notes to the Consolidated Financial Statements
December 31, 2016
(Stated in US Dollars)

Note 2 - Summary of Significant Accounting Policies – Continued

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Micro Express Holdings Inc., Micro Express Ltd., Huyana Ventures Limited, Makaelo Holdings Inc., Makaelo Limited, Sterling Group Ventures (HK) Limited (“Sterling HK"), Silver Castle Investments Ltd. (“Silver Castle”) and its 100% controlled subsidiary, Chenxi County Hongyu Mining Co. Ltd. ("Hongyu").

Information about subsidiaries:

Name	Principal activities	Country of incorporation

Micro Express Holding Inc.	Holding Company	Territory of the British Virgin Islands
Micro Express Ltd.	Holding Company	Territory of the British Virgin Islands
Huyana Ventures Limited	Holding Company	Territory of the British Virgin Islands
Makaelo Holdings Inc.	Holding Company	Territory of the British Virgin Islands
Makaelo Limited	Holding Company	Territory of the British Virgin Islands
Sterling HK (Disposed in August 2016)	Holding Company	Hong Kong
Silver Castle	Holding Company	Hong Kong
Hongyu (Dissolved in 2017)	Mineral Exploration	China

Subsidiaries are all entities (including structured entities) over which the Company has control. The Company controls an entity when the Company is exposed to, or has rights to, variable returns from its involvement with the entity and has the ability to affect those returns through its power over the entity. Subsidiaries are fully consolidated from the date on which control is transferred to the Company. They are deconsolidated from the date that control ceases.

Foreign currency translation

(i) Functional and presentation currency

The financial statements of each entity in the Company are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The consolidated financial statements are presented in US dollars.

The functional currency of Sterling Group Ventures, Inc. is US dollars.
The functional currency of Sterling HK and Silver Castle is Hongkong dollars.
The functional currency of Hongyu is Renminbi (“RMB”).
The functional currency of the Company’s all other subsidiaries is US dollars.

The financial statements of Sterling HK, Silver Castle and Hongyu (“foreign operations”) are translated into the US dollar presentation currency as follows:

  Assets and liabilities – at the closing rate at the date of the balance sheets
  Income and expenses – at the average rate of the period (as this is considered a reasonable approximation of actual rates)

All resulting changes are recognized in other comprehensive income (loss) as translation adjustments.

When the settlement of a monetary item receivable from or payable to a foreign operation is neither planned nor likely in the foreseeable future, foreign exchange gains and losses arising from the item are considered to form part of the net investment in a foreign operation and are recognized in other comprehensive income.

When an entity disposes of its entire interest in a foreign operation, or loses control, joint control, or significant influence over a foreign operation, the foreign currency gains or losses accumulated in other comprehensive income related to the foreign operation are recognized in profit or loss.

Sterling Group Ventures, Inc.
Notes to the Consolidated Financial Statements
December 31, 2016
(Stated in US Dollars)

Note 2 - Summary of Significant Accounting Policies – Continued

Foreign currency translation - continued

(ii) Transactions and balances

Foreign currency transactions are translated into the functional currency of an entity using the exchange rates prevailing at the dates of the transactions. Generally, foreign exchange gains and losses resulting from the settlement of foreign currency transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in currencies other than an operation’s functional currency are recognized in the statement of operations and net loss.

Mineral Properties

Exploration and evaluation costs include costs to acquire exploration rights, geological studies, exploratory drilling and sampling and directly attributable administrative costs.

Exploration and evaluation costs relating to non-specific projects or properties or those incurred before the Company has obtained legal rights to explore an area are expensed in the period incurred. In addition, exploration and evaluation costs, other than direct acquisition costs, are expensed before a mineral resource is identified as having economic potential.

Exploration and evaluation costs are capitalized as mineral interests when a mineral resource is identified as having economic potential on a property. A mineral resource is considered to have economic potential when it is expected that documented resources can be legally and economically developed considering long-term metal prices. As at December 31, 2016 and May 31, 2016, the Company did not have proven or probable ore reserves.

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

Changes in the liability for an asset retirement obligation due to the passage of time will be measured by applying an interest method of allocation. The amount will be recognized as an increase in the liability and an accretion expense in the statement of operations. Changes resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an asset retirement obligation and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. No asset retirement obligation was required to be recognized at December 31, 2016 and May 31, 2016.

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

Sterling Group Ventures, Inc.
Notes to the Consolidated Financial Statements
December 31, 2016
(Stated in US Dollars)

Note 2 - Summary of Significant Accounting Policies - Continued

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

Comprehensive Loss

The Company reports comprehensive income (loss) in accordance with ASC Topic 220-10, “Comprehensive Income - Overall”. Comprehensive loss primarily differs from net loss due to foreign currency translation adjustments.

Earnings per Share (EPS)

The Company reports basic and diluted earnings per share in accordance with the ASC Topic 260-10, “Earnings Per Share - Overall”. Basic EPS is computed using the weighted average number of shares outstanding during the period. Diluted EPS is computed similar to basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

At December 31, 2016, the Company had 39,770,000 (May 31, 2016 - 29,770,000) common share equivalents in respect to options and warrants. Because the Company incurred a loss, the dilutive impact of the outstanding options and warrants have been excluded as the impact would be anti-dilutive.

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

ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties accrued on unrecognized tax benefits within general and administrative expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in general and administrative expenses in the period that such determination is made. The tax returns for fiscal year 2012 through 2016 are subject to audit or review by the US tax authority, whereas fiscal year 2008 through 2016 are subject to audit or review by the Canadian tax authority.

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

Sterling Group Ventures, Inc.
Notes to the Consolidated Financial Statements
December 31, 2016
(Stated in US Dollars)

Note 2 - Summary of Significant Accounting Policies - Continued

Use of Estimates - continued

Significant estimates and judgement by management include: impairment considerations of long-lived assets, contingent liabilities related to pending litigation (note 9) and deferred taxes and ability to continue as a going concern. While the Company believes that the estimates and assumptions used in the preparation of the consolidation financial statements are appropriate, actual results could differ from those estimates.

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

The Company did not have any assets or liabilities stated at fair value utilizing Level 1, Level 2 or Level 3 inputs as at December 31, 2016 and May 31, 2016.

The Company’s consolidated financial instruments consist of cash, other receivables, advance to Euroclub Holding Ltd. and accounts payable and other accrued liabilities. The carrying values of the Company’s financial instruments approximate fair value due to the short maturity of these instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these consolidated financial instruments.

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the Company’s consolidated financial statements.

a. Accounting standards adopted

On June 1, 2016, the Company adopted FASB issued Accounting Standard Update (ASU) 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Allow a Performance Target to Be Achieved After the Requisite Service Period”, which requires that a performance target that could be achieved after the requisite service period be treated as a performance condition that affects the vesting of the award. The Company applies the amendments in ASU 2014-12 prospectively to all awards granted or modified after the effective date. Adoption of the new update to ASU 2014-12 did not have any impact on the consolidated financial statements of the Company.

Sterling Group Ventures, Inc.
Notes to the Consolidated Financial Statements
December 31, 2016
(Stated in US Dollars)

Note 2 - Summary of Significant Accounting Policies - Continued

Recent Accounting Pronouncements - continued

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

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently assessing the impact the new standard will have on the consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which modifies the accounting for excess tax benefits and tax deficiencies associated with share-based payments, the accounting for forfeitures, and the classification of certain items on the statement of cash flows. ASU 2016-09 eliminates the requirement to recognize excess tax benefits in additional paid-in capital ("APIC"), and the requirement to evaluate tax deficiencies for APIC or income tax expense classification, and provides for these benefits or deficiencies to be recorded as an income tax expense or benefit in the income statement. With these changes, tax-related cash flows resulting from share-based payments will be classified as operating activities as opposed to financing, as currently presented. The standard is effective for the Company in the first quarter of fiscal year 2018, although early adoption is permitted. We are currently assessing the impact the new standard will have on our consolidated financial statements.

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

Sterling Group Ventures, Inc.
Notes to the Consolidated Financial Statements
December 31, 2016
(Stated in US Dollars)

Note 3 - Mineral Properties

A summary of mineral property costs for the period ended December 31, 2016 and year ended May 31, 2016 were incurred and accounted for in the consolidated statement of operations as follows:

Summary of mineral property expenditures	Gaoping Phosphate Property

Balance, May 31, 2015	$1,074,701
Administrative	3,362
Consulting fees	16,323
Mining permit	10,922
Travel & promotion	13,092
Wages and benefits	58,075
Balance, May 31, 2016	$1,176,475
Administrative	3,026
Consulting fees	4,272
Travel & promotion	5,544
Wages and benefits	29,841
Balance, December 31, 2016	$1,219,158

a. Gaoping Phosphate Property

During the period ended December 31, 2016, the Company incurred mineral property expenditures of $42,683 (year ended May 31, 2016: $101,774). As of December 31, 2016, the Company has incurred total mineral property costs of $1,219,158 (May 31, 2016: $1,176,475) on this property which have been expensed to the statement of operations as disclosed in the table above.

On May 31, 2016, in accordance with its accounting policy, the Company performed an impairment test on the carrying value of the Gaoping Phosphate Property. Due to the prolonged and significant decline in the phosphate price and the lack of planned exploration program on the property, the Company recorded impairment provisions to the full amount of mineral properties and its related environmental deposit of $3,147,801 and $123,204, respectively, during its fiscal year ended May 31, 2016.

Sterling Group Ventures, Inc.
Notes to the Consolidated Financial Statements
December 31, 2016
(Stated in US Dollars)

Note 4 - Equipment

	Computer Equipment	Automobile	Office Equipment	Machinery	Total

Cost

May 31, 2015	14,126	60,256	3,590	164,625	242,597

Addition	733	-	-	-	733

Foreign exchange difference	(117)	(3,518)	(209)	(9,613)	(13,457)

May 31, 2016	14,742	56,738	3,381	155,012	229,873

Foreign exchange difference	(119)	(2,957)	(177)	(8,441)	(11,693)

Impairment	(2,171)	(53,781)	(3,204)	(146,571)	(205,728)

December 31, 2016	12,452	-	-	-	12,452

Accumulated Depreciation

May 31, 2015	13,809	38,801	3,590	78,088	134,288

Addition	678	8,617	850	21,994	32,138

Foreign exchange difference	(414)	544	(1,059)	(7,046)	(7,975)

May 31, 2016	14,073	47,962	3,381	93,035	158,451

Addition	213	6,430	-	9,267	15,910

Foreign exchange difference	(97)	(2,704)	(177)	(5,409)	(8,387)

Impairment	(1,814)	(51,688)	(3,204)	(96,893)	(153,599)

December 31, 2016	12,375	-	-	-	12,375

Net Book Value

May 31, 2015	317	21,455	-	86,537	108,309

May 31, 2016	669	8,776	-	61,977	71,422

December 31, 2016	77	-	-	-	77

The depreciation for the period ended December 31, 2016 was $15,910 (year ended May 31, 2016: $32,138).

On December 31, 2016, due to the dissolvement of Hongyu (Note 11), the Company recorded impairment provisions on Hongyu’s equipment of $52,129 (year ended May 31, 2016: $Nil).

Note 5 - Related Party Transactions and Balances

The Company was charged by companies controlled by directors and former directors for administrative, corporate, financial, engineering, and management services during the period ended December 31, 2016 totalling $24,747 (year ended May 31, 2016: $18,019).

Included in accounts payable and accrued liabilities is $368,780 (May 31, 2016: $397,181) which was due to companies controlled by the directors and former directors for their services provided in previous years.

During the period ended and as of December 31, 2016, the Company advanced $554,477 (May 31, 2016: $Nil) to Euroclub for general working capital purpose. The advance is non-interest bearing and repayable on demand.

These transactions were measured at the amount of consideration established and agreed to by the related parties.

Sterling Group Ventures, Inc.
Notes to the Consolidated Financial Statements
December 31, 2016
(Stated in US Dollars)

Note 6 - Capital Stock

a) Capital Stock

There were 93,000,000 shares issued in escrow during the year ended May 31, 2016 in connection with the Purchase and Sales Agreement and were then cancelled on September 9, 2016 (Note 9).

On December 6, 2016, the Company issued 10,000,000 share units at $0.05 each to its subscribers. Each share unit consists of one common share and one Series “F” share purchase warrant exercisable at the price of $0.15 per share, expiring on December 6, 2017 for $500,000 received.

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

As of December 31, 2016, the Company received share subscriptions in sum of $97,392 for 1,096,600 share units. Among these share units, 736,600 share unit consists of one common share and one Series "G" warrants exercisable at the price of $0.15 per share with a term of 1 year. The remaining 360,000 share unit consists of one common share and one Series "E" warrants exercisable at the price of $0.15 per share with a term of 1 year. The shares are issued subsequent to December 31, 2016 (Note 11).

b) Stock Options

There were no stock options granted during the period ended December 31, 2016 and year ended May 31, 2016.

At December 31, 2016, there were 5,200,000 stock options (May 31, 2016: 5,200,000) outstanding and exercisable with an exercise price at $0.25 each expiring on February 3, 2019, with an aggregate intrinsic value of $nil (May 31, 2016: $nil).

c) Share Purchase Warrants

On December 6, 2016, the Company issued 10,000,000 Series “F” share purchase warrants exercisable at the price of $0.15 per share, expiring on December 6, 2017. The fair value of the 10,000,000 Series “F” Share Purchase Warrants was $Nil as the share price was under the market quoted price on the day of issuance.

At December 31, 2016, there were 34,570,000 share purchase warrants (May 31, 2016: 24,570,000) outstanding and exercisable with weighted average exercise price at $0.189.

c) Share Purchase Warrants - continued

Series	Number	Price	Expiry Date
"A"	3,817,500	$0.50	February 17, 2017	*
"D"	20,752,500	$0.15	February 17, 2017	*
"F"	10,000,000	$0.15	December 6, 2017
	34,570,000

*All outstanding share purchase warrants have expired. (Note 11).

Note 7 - Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies through amounts held in China in RMB: Cash $20,986 (May 31, 2016 - $30,615).

The Company is exposed to fluctuations in foreign currencies through amounts held in Canada in CAD: Cash $15,508 (May 31, 2016 - $15,595).

Sterling Group Ventures, Inc.
Notes to the Consolidated Financial Statements
December 31, 2016
(Stated in US Dollars)

Note 8 - Segment Information

The Company has offices in Canada and China, with operations in one segment only, i.e. mineral resources sector. The Company’s assets are allocated to each country as follows:

	December 31, 2016			May 31, 2016
	Canada	China	Total	Canada	China	Total

Cash	$21,333	$715,253	$736,586	$132,382	$774,776	$907,158
Prepaid expense and receivable	14,432	1,540	15,972	6,438	6,182	12,620
Advance to Euroclub	554,477	-	554,477	-	-	-
Equipment	77	-	77	154	71,268	71,422
Environmental deposit	-	1	1	-	1	1
Mineral properties	-	1	1	-	1	1
	$590,319	$716,795	$1,307,114	$138,974	$852,228	$991,202

Note 9 - Purchase and Sales Agreement

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

The Company also remitted RMB1,895,353 ($295,726) to the other party on April 22, 2016 for the development of the timeshare platform. The amount has been recorded as “project development cost” during the year ended May 31, 2016.

During the year ended May 31, 2016, the Company also expensed $23,840 for expenses incurred by the other parties affiliated with Chenguo termination in “due diligence cost” in the consolidated statement of operations.

On September 5, 2016, both parties agreed to terminate the Agreement and the Company agreed to reimburse the parties to the Agreement HK$125,000 ($16,090) on the related expenses incurred.

Pursuant to the termination agreement, on September 9, 2016, the Company cancelled the 85,000,000 escrow shares and 8,000,000 shares issued as finder’s fees, subject to the escrow agreement. Sterling HK was hereby transferred back to Chenguo for 1.00 HK dollar free and clear of all liens, claims and debts assignments, transfers, deeds, quit claims, novation agreements.

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

Sterling Group Ventures, Inc.
Notes to the Consolidated Financial Statements
December 31, 2016
(Stated in US Dollars)

Note 10 - Deferred Tax Assets

The Company and its subsidiaries are subject to income tax laws in their respective tax jurisdictions, which are the same as their respective place of incorporation.

The following table reconciles the income tax benefit at the U.S. Federal statutory rate to income tax benefit at the Company's effective tax returns.

	For the period ended	For the year ended
	December 31, 2016	May 31, 2016
	$	$
Net loss before tax	(242,250)	(3,091,745)
Statutory tax rate	35.00%	35.00%
Expected income tax expense (recovery)	(84,788)	(1,082,100)
Non-deductible items	185	-
Change in estimates	(435,760)	-
Change in enacted tax rate	38,019	-
Foreign currency adjustments	13,200	-
Foreign tax rate difference	12,093	282,200
Change in valuation allowance	457,051	67,213
Income tax expense (recovery)	-	(732,687)

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their corresponding values for tax purposes.

Deferred tax assets (liabilities) as at December 31, 2016 and May 31, 2016 are as follows:

	December 31, 2016	May 31, 2016
	$	$
Equipment - U.S.	1,695	2,300
Stock based compensation - U.S.	1,096,800	1,096,800
Net operating losses - U.S.	1,263,976	814,850
Equipment - China	46,367	31,190
Mineral property - China	51,578	54,500
Non capital losses - China	140,895	149,350
Non capital losses - Hong Kong	6,740	2,010
Valuation allowance	(2,608,051)	(2,151,000)
Net deferred tax asset (liability)	-	-

Sterling Group Ventures, Inc.
Notes to the Consolidated Financial Statements
December 31, 2016
(Stated in US Dollars)

Note 10 - Deferred Tax Assets - Continued

As at December 31, 2016, the Company has non-capital loss carry forwards for the U.S. income tax purposes of approximately $3,611,359 from the Company's U.S. entity available to reduce taxable income in U.S.:

U.S.

Expiry	$
2036	468,358
2035	263,326
2034	397,306
2032	396,266
2031	170,618
2030	122,000
2029	161,553
2028	106,915
2027	864,485
2026	461,201
2025	199,331
TOTAL	3,611,359

As at December 31, 2016, the Company has non-capital loss carry forwards for Chinese income tax purposes of approximately $563,578 from the Company's China subsidiary available to reduce taxable income in China:

China

Expiry	$
2020	93,169
2019	154,823
2018	315,586
TOTAL	563,578

The Company also has $40,850 of non-capital loss carry forwards for the period ended December 31, 2016 that may be carried forward indefinitely to apply against future income for Hong Kong income tax purposes, subject to the final determination by taxation authorities.

Note 11- Subsequent Events and Commitments

In February 2017, the Company paid an individual for consulting services in sum of $9,000 which was settled by issuance of 360,000 shares and 360,000 Series “E” warrants exercisable at $0.15 each expiring on February 24, 2018. All the shares and shares to be issued upon exercise of warrants will be subject to Rule 144 restrictions, i.e. these restricted shares are not tradable on the market within 6 months after issuance.

The reverse takeover transaction with Euroclub Holding Ltd. was completed on January 11, 2017. On the same date, the Company issued 170,285,696 common shares and 791,500 redeemable and exchangeable preferred shares to Euroclub's shareholders. Each preferred is redeemable at $5, subject to conditions, or exchangeable for 25 Sterling common shares per preferred share. For each exchangeable common share the owner is entitled, 5 warrants were issued exercisable at $0.15 each with a term of 3 years.

On February 16, 2017, the Company extended the expiry date of 3,817,500 Series "A" Share Purchase Warrants (the "A" Warrants) to the earlier of May 17, 2017 or the close of business on the 30th day after a takeover bid for the Company's issued and outstanding share capital has been made by a third party and approved by the shareholders of the Company. Upon exercise of the Series "A" Share Purchase Warrants at $0.50 each, the holder will receive one Common Share of the Company and a Series "B" Share Purchase Warrant exercisable at $1.00 for another year. The Series "A" Share Purchase Warrants were originally issued pursuant to a private placement commenced in February 2004.

Sterling Group Ventures, Inc.
Notes to the Consolidated Financial Statements
December 31, 2016
(Stated in US Dollars)

Note 11- Subsequent Events and Commitments - Continued

The Company extended the expiry date of 20,752,500 Series "D" Share Purchase Warrants (the "D" Warrants) to the earlier of September 17, 2017 or the close of business on the 30th day after a takeover bid for the Company's issued and outstanding share capital has been made by a third party and approved by the shareholders of the Company. The exercise price of the "D" Warrants remains unchanged at $0.15 per share. The Series "D" Share Purchase Warrants were originally issued pursuant to a private placement commenced in December 2010.

The expiry date of the Series "A" and "D" Warrants will be accelerated at any time prior to the extended expiry date of the Warrants to the close of business on the 30th day after the day on which the closing price of the Company's shares exceeds 25 cents for a period of 20 consecutive trading days.

All outstanding share purchase warrants are subsequently expired.

On April 21, 2017, the Company has closed a $703,992 private placement. Under the terms of the private placement, the Company issued 5,866,600 common shares at $0.12 and 5,866,600 Series "G" warrants with exercise price of $0.15 with a term of 1 year, expiring April 21, 2018.

On November 1, 2017, Sterling Group successfully closed the Honyu operations, mining project and company in China. Management reports the mine and bank accounts were closed and the funds remaining less expenses were repatriated back to the Canadian subsidiary. As part of the closure procedure, Sterling Group provided the directors of Honyu indemnification from any claims thereof resulting from Honyu’s phosphate mining project.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of the design and operation of the Company’s internal controls over financial reporting based on certain criteria established in Internal Control – Integrated Framework (1992 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2016.

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

ITEM 9B. OTHER INFORMATION

On November 1, 2017, Sterling Group successfully closed the Honyu operations, mining project and company in China. Management reports the mine and bank accounts were closed and the funds remaining less expenses were repatriated back to the Canadian subsidiary. As part of the closure procedure, Sterling Group provided the directors of Honyu indemnification from any claims thereof resulting from Honyu’s phosphate mining project.

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected / Appointed
Nicolaos Mellios	Chairman of the Board, CEO	48	November 11, 2016
Chris Tsakok	Director	37	July 18, 2014
Robert Smiley	Director	73	June 6, 2007
Chris Ruck	CTO	53	November 11, 2016
Sachin Pawa	Director	39	November 11, 2016
Patrick Martin	Director	40	November 11, 2016
Chris MacPherson	Director, CFO	53	December 6, 2016

Business Experience

The following sets forth the business experience of each of the Company's directors and executive officers:

Nicolaos Mellios, Chairman & CEO

Mr. Nick Mellios has been appointed as CEO and Chairman of the Board as of November 11th, 2016. Mr. Nick Mellios, BSc, MBA, is responsible for overall technical and strategic management, and brings a broad background in technology and business development to his lead role at Euroclub. As co-founder and CEO, he has been responsible for raising financing, and assembling the technical and operations teams to build and support Euroclub's iGaming platform. He also leads business development efforts negotiating agreements with on-line and land-based gaming operators, and third party gaming providers. Prior to Euroclub, Mr. Mellios was the CEO of Yummy Interactive. Mr. Mellios co-founded Yummy to build a games-on-demand distribution and DRM (digital rights management) solution for mobile/broadband service providers, and application/game developers and publishers. Prior to Yummy, Nick held positions in New Business Development and Program Controls and Management at Hughes Aircraft. He graduated from the University of British Columbia with an MBA and a bachelor of science in mathematics.

Chris Ruck, Chief Technology Officer

Chris Ruck will become the company’s CTO. Chris has created and manages Mojo’s technology, architecture and ongoing IP development. Chris has over 25 years of experience specializing in architecting and deploying back-office systems, multiplayer games, DRM solutions and billing systems previously for Look Communications, Yummy Interactive, Euroclub and now Mojo. Chris has been with the company since inception from 2010.

Christopher L. MacPherson, Director, Chief Financial Officer

Mr. Christopher MacPherson has joined the Company as Director and CFO. He has spent 25 years at CIBC Wood Gundy as Vice President & Portfolio Manager. Chris has extensive experience in the capital markets and is co-founder of Mojo. Chris will be responsible for finance and marketing activities, funding and acquisition opportunities as well as assist in strategic and tactical matters. He has sat on a number of boards including BC Hydro and been quite active on the political stage. He has also been involved in a number of charities including Children's Miracle and Nepal House Society.

Chris Tsakok, Director, Chairman of the Audit Committee

Mr. Tsakok has been in the investment business for the past 10 years. He is President and CEO of Richco Investors, Inc., a company whose principal business is to provide financial, management and other administrative services to early development stage business. He holds a Bachelor of Commerce (B.Comm.), an MBA degree, and is a Chartered Financial Analyst (CFA).

Robert G. Smiley, J. D, Director

Mr. Smiley is a business consultant working with junior companies. He has been self-employed in this capacity for the past ten years. He is a former lawyer who specialized in oil and gas and securities law for twenty-five years. He is currently a director of Richco Investors Inc, Canadian Imperial Ventures Corp., Teuton Resource Corp. and Silver Grail Resources Inc. He has served on the boards of a number of junior and intermediate companies in the past.

Patrick Martin, Director

Patrick Martin, BSc, MBA, is the principal of business strategy at Zappos since 2014 and one of the architects of the current best customers strategy. He has expanded the data science and business intelligence capabilities of the organization. He has additionally held previous roles as a product manager at Zappos, and a senior engineer and development director at Electronic Arts Sports. Mr. Martin's areas of expertise include business strategy, technology management, big data and on-line/direct marketing. He received his BSc in Computer Software Engineering from the University of British Columbia and received his MBA from Northwestern University's Kellogg School of Management.

Sachin Pawa

Sachin Pawa, BBA, MBA, has over 10 years of experience in building gaming ventures in India. He co-founded and developed Sol Entertainment Private Ltd., the operating company of the Crown Casino in Goa, India. He was the chief executive officer of Online for Playwin, India's largest licensed lottery business. He was also the co-founder and CEO of Blue Square Services, which operated the site Maharjahclub and was licensed in the United Kingdom. He has also set up and managed various successful retail stores and operations for distribution of mobile devices, including partnerships with the major network carriers in the United States. He graduated from the University of Technology, Sydney, Australia, with an MBA and from the Apeejay School Of Management in Delhi, India, with a BBA.

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

Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of Mr. Christopher Tsakok, Chris MacPherson and Mr. Robert Smiley. Mr. Christopher Tsakok qualifies as an "audit committee financial expert" as defined in Item 407(5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. During the year ended December 31, 2016, the audit committee met eight times. A copy of our audit committee charter is filed as an exhibit to the Form 10-K on August 28, 2009.

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

ITEM 11. EXECUTIVE COMPENSATION

(a) Officers' Compensation.

Compensation paid by the Company for all services provided up to the period ended December 31, 2016 and May 31, 2016 to each of the executive officers and to all officers as a group is set forth below.

SUMMARY COMPENSATION TABLE OF EXECUTIVES
(For December 31, 2016 and May 31, 2016)

		Cash Compensation			Security Grants	TOTAL ($)
Name and Principal Position	Period ended December 31,	Salary ( $) (1)	Bonus ($)	All Other Compensation ( $) (2)	Option Awards ($)(3)
Richard Shao President (resigned on April 3, 2016)	Dec 31, 2016	0	0	0	0	0
	May 31, 2016	0	0	0	0	0
Christopher Tsakok Chairman & CEO resigned November 11, 2016)	Dec 31,2016	0	0	2,979	0	2,979
	May 31, 2016	0	0	0	0	0
Chris MacPherson, CFO	Dec 31, 2016	0	0	11,172	0	11,172
Kathy Wang Secretary	Dec 31, 2016	0	0	10,596	0	10,596
	May 31, 2016	0	0	18,019	0	18,019
Nicolaos Mellios, CEO & Chairman	Dec 31, 2016	0	0	0	0	0
Officers as A Group	Dec 31, 2016	0	0	24,747	0	24,747
	May 31, 2016	0	0	18,019	0	18,019

(1)	Executive officers did not receive any salary during the period ended December 31, 2016 or May 31 2016.
(2)	The amounts listed under the Column entitled “All other Compensation” in the “Summary Compensation Table” related to consulting fees earned during the period reported.
(3)	Please refer Note 6(b) to the financial statements included herein.

(b) Directors' Compensation

Directors who are also officers receive no cash compensation for services as a director. However, the directors will be reimbursed for out-of-pocket expenses incurred in connection with attendance at board and committee meetings. The Company granted options to directors under its 2004 Incentive Stock Option Plan subsequently adopted.

SUMMARY COMPENSATION TABLE OF DIRECTORS
(For December 31, 2016 and May 31, 2016)

		Cash Compensation			Security Grants		TOTAL ($)
Name and Principal Position	Year ended May 31,	Annual Retainer Fees ($)	Meeting Fees ($)	Consulting Fees/ Other Fees ( $)	Option Awards ($)(1)	All Other Compensation ($)
Christopher Tsakok Director	Dec 31, 2016	0	0	2,979	0	0	2,979
	May 31, 2016	0	0	0	0	0	0
Richard Shao Director (resigned on April 3, 2016)	Dec 31, 2016	0	0	0	0	0	0
	May 31, 2016	0	0	0	0	0	0
Gerald Runolfson Director ( resigned on November 7, 2016)	Dec 31, 2016	0	0	0	0	0	0
	May 31, 2016	0	0	0	0	0	0
Robert G. Smiley Director	Dec 31, 2016	0	0	0	0	0	0
	May 31, 2016	0	0	0	0	0	0
Chris L MacPherson Director	Dec 31, 2016	0	0	11,172	0	0	11,172
Patrick Martin Director	Dec 31, 2016	0	0	0	0	0	0
Sachin Pawa Director	Dec 31, 2016	0	0	0	0	0	0
Nicolaos Mellios Director	Dec 31, 2016	0	0	0	0	0	0
Directors as a Group	Dec 31, 2016	0	0	14,151	0	0	14,151
	May 31, 2016	0	0	0	0	0	0

(1)	Please refer Note 6(b) to the financial statements included herein.

During the year ended May 31, 2011, we granted 3,100,000 stock options to our directors or officers. The options are granted at an exercise price of $0.25 per share and expiring on February 3, 2019.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

(For period ended December 31, 2016)

Name	Number of securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Unvested Shares (#)	Market Value of Unvested Shares ($)	Number of Unearned Unvested Shares (#)	Market Value of Unearned Unvested Shares ($)
Richard Shao President (resigned on April 3, 2016)	800,000	0	0	$0.25	Feb 3, 2019	0	0	0	0
Christopher Tsakok Chairman	300,000	0	0	$0.25	Feb 3, 2019	0	0	0	0
Kathy Wang Secretary	300,000	0	0	$0.25	Feb 3, 2019	0	0	0	0
Gerald Runolfson Director	600,000	0	0	$0.25	Feb 3, 2019	0	0	0	0
Robert G. Smiley Director	600,000	0	0	$0.25	Feb 3, 2019	0	0	0	0
Chris L MacPherson, Director	0	0	0	0	0	0	0	0	0
Nicolaos Mellios, Chairman	0	0	0	0	0	0	0	0	0
Patrick Martin, Director	0	0	0	0	0	0	0	0	0
Sachin Pawa, Director	0	0	0	0	0	0	0	0	0
Total	2,600,000	0	0			0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 1st 2018, certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated. As of May 1st 2018 , there were 256,016,038 common shares issued and outstanding.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class(2)
Common stock	Raoul Tsakok	19,500,000 (3) (4)	7.61%
Common stock	Christopher Tsakok	1,910,000 (6)	0.75%
Common stock	Nicolaos Mellios	25,669,598	10.02%
Common Stock	Chris L MacPherson	25,645,000	10.01%
Common Stock	Chris Ruck	4,684,702	1.83%
Common stock	Robert Smiley	600,000 (5)	0.23%
	TOTAL	78,009,300	30.45%

(1)	The address of each beneficial owner is 520 – 409 Granville St, Vancouver, BC Canada V6C 1T4
(2)

Based on 256,016,038 shares outstanding as of May 1st , 2018 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

(3)	15,000,000 common shares held through Cobilco Inc., a company 100% owned by Mr. Raoul Tsakok.
(4)	Includes 800,000 stock options.
(5)	Includes 600,000 stock options.
(6)	Includes 300,000 stock options.

Changes in Control

On November 11th, 2016, Sterling Group signed a definitive share exchange agreement with Euroclub Holding Ltd (“Euroclub”). As a result, Euroclub will become a subsidiary of Sterling with business in Brazil, Russia, India, China and Europe. The company’s online gaming platform is being launched in India and China.

As a result of the acquisition, Mr. Nick Mellios, the founder, CEO and shareholder of Euroclub, who resides in Vancouver, British Columbia, will be appointed CEO of Sterling. Mr. Mellios has been in the online gaming business since 1999. He graduated from the University of British Columbia with a Bachelor of Science degree in Mathematics and an MBA in 1995. Mr. Mellios has replaced Mr. Tsakok, MBA, CFA as CEO, who will remain an independent director and Chairman of the Audit Committee

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

We have determined that Chris Tsakok, Patrick Martin, Sachin Pawa and Robert G. Smiley are independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

BDO Canada LLP (“BDO”) provided audit services to the Company in connection with its annual report for the fiscal years ended May 31, 2016 and May 31, 2015 and the quarter ending November 2016. The aggregate fees billed by BDO for the May 31, 2016 audit and the fiscal year 2016 quarterly reviews of the Company was $81,120. The aggregate fees billed by BDO for the May 31, 2015 year ended audit and the fiscal year 2015 quarterly reviews of the Company was $67,945.

MNP LLP (“MNP”) provided audit services to the Company in connection with its annual report for the period ended December 31, 2016. The aggregate fees billed by MNP for the period ended audit of the Company was $38,000.

Audit Related Fees

No fees were billed by BDO to the Company for professional services that are reasonably related to the audit or review of the Company's financial statements for the years ended May 31, 2016 and 2015.

No fees were billed by MNP to the Company for professional services that are reasonably related to the audit or review of the Company’s financial statements for the period ended December 31, 2016.

Tax Fees

No fees were billed by BDO to the Company in the years ended May 31, 2016 and 2015 for professional tax services.

No fees were billed by MNP to the Company in the period ended December 31, 2016 for professional tax services.

All Other Fees

No fees were billed by BDO to the Company for other professional services rendered or any other services not disclosed above during the years ended May 31, 2016 and 2015.

No fees were billed by MNP to the Company for other professional services rendered or any other services not disclosed above during the period ended December 31, 2016.

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

STERLING GROUP VENTURES INC.

By:	/s Nicolaos Mellios
Nicolaos Mellios
Chief Executive Officer and President, (Principal Executive Officer)

Date: May 1st , 2018

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nicolaos Mellios
Nicolaos Mellios	President and Chief Executive Officer	May 1st, 2018
(Principal Executive Officer)
/s/ Chris L MacPherson
Chris L MacPherson	Chief Financial Officer	May 1st, 2018

/s/ Chris Tsakok
Chris Tsakok	Director	May 1st , 2018

/s/ Robert Smiley
Robert Smiley	Director	May 1st , 2018

Index of Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of the Company, (filed as Exhibit 3.1 to the Company's Registration Statement on Form SB-2 filed on July 26, 2002, and incorporated herein by reference).
3.2	Bylaws of the Company (filed as Exhibit 3.2 to the Company's Registration Statement on Form SB-2 filed on July 26, 2002, and incorporated herein by reference).
4.1	Specimen stock certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form SB-2 filed on July 26, 2002, and incorporated herein by reference).
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